Form 10QSB
period 2002-06-30
MONMOUTH COMMUNITY BANCORP
filed 2002-08-14
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                                        ------------    -------------

                         Commission file number 0-27428


                           Monmouth Community Bancorp
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         New Jersey                                      22-3757709
-------------------------------             ------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                627 Second Avenue, Long Branch, New Jersey 07740
                ------------------------------------------------
                    (Address of principal executive offices)


        Registrant's telephone number, including area code:     (732)571-1300
                                                              ------------------

--------------------------------------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [ ]     NO   [X]

As of August 14, 2002, there were 1,028,816 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  YES [ ]    NO    [X]

                           Monmouth Community Bancorp

                              INDEX TO FORM 10-QSB




PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
Item 1.           Financial Statements

                  Consolidated Balance Sheets
                  as of  June 30, 2002 and December 31, 2001..................1

                  Consolidated Statements of Income for the three
                  and six months ended June 30, 2002 and 2001 ................2

                  Consolidated Statements of Cash Flows for the
                  six months ended June 30, 2002 and 2001.....................3

                  Notes to Consolidated Financial Statements..................4

Item 2.           Management's Discussion and Analysis
                  or Plan of Operation........................................6




Part II.          OTHER INFORMATION
-------           -----------------

Item 1.           Legal Proceedings..........................................10

Item 2.           Changes in Securities......................................10

Item 3.           Defaults Upon Senior Securities............................10

Item 4.           Submission of Matters to a Vote of Security Holders........10

Item 5.           Other Information..........................................11

Item 6.           Exhibits and Reports on Form 8-K...........................11

Signatures        ...........................................................13

Exhibit Index     ...........................................................14

                           Monmouth Community Bancorp
                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)

                                                                June 30,       December 31,
                                                                  2002             2001
                                                                  ----             ----
ASSETS                                                        (unaudited)      (unaudited)
------
Cash and due from banks                                        $   5,737       $   3,798
Federal funds sold                                                21,360           9,900
Investment securities available for sale, at market value         14,043          12,679
Investment securities held to maturity (market value of
     $31,253 and $27,428 at June 30, 2002 and
     December 31, 2001, respectively)                             30,963          27,289
Loans held for sale                                                  148             269
Loans, net                                                        78,146          61,612
Premises and equipment                                             1,243           1,300
Other assets                                                       1,235           1,177
                                                               ---------       ---------

          Total assets                                         $ 152,875       $ 118,024
                                                               =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
     Non-interest bearing                                      $  22,108       $  17,215
     Interest bearing                                            121,231          91,677
                                                               ---------       ---------
                                                                 143,339         108,892
Accrued expenses and other liabilities                               275             240
                                                               ---------       ---------

          Total liabilities                                      143,614         109,132
                                                               ---------       ---------

Shareholders' equity:
     Common stock, par value $0.01 per share. Authorized
     100,000,000 shares and issued and outstanding
     1,023,415 shares at June 30, 2002 and
     December 31, 2001, respectively                                  10              10
Additional paid-in capital                                         9,519           9,519
Accumulated other comprehensive income                               165              70
Accumulated deficit                                                 (433)           (707)
                                                               ---------       ---------
          Total shareholders' equity                               9,261           8,892

                                                               ---------       ---------
          Total liabilities and shareholders' equity           $ 152,875       $ 118,024
                                                               =========       =========

See accompanying notes to consolidated financial statements.

                           Monmouth Community Bancorp
                        CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)



                                                               For the three months ended   For the six months ended
                                                                        June 30,                   June 30,
                                                                    2002        2001           2002        2001
                                                                    ----        ----           ----        ----
                                                                       (unaudited)               (unaudited)
Interest and dividend income:
     Interest and fees on loans                                    $1,351      $1,057          $2,519      $2,090
     Interest on securities available for sale                        178         130             363         178
     Interest on securities held to maturity                          400         270             787         583
     Interest on federal funds sold and due from banks                 58         129             103         285
                                                                   ------      ------          ------      ------
          Total interest income                                     1,987       1,586           3,772       3,136

Interest expense - interest on deposits                               628         665           1,248       1,369
                                                                   ------      ------          ------      ------
          Net interest income                                       1,359         921           2,524       1,767

Provision for loan losses                                             107          46             219          75
                                                                   ------      ------          ------      ------
          Net interest income after provision for loan losses       1,252         875           2,305       1,692
                                                                   ------      ------          ------      ------

Other income:
     Service charges on deposit accounts                               93          86             169         185
     Gain on the sale of available for sale securities                 --          --              26          --
     Gain on the sale of loans held for sale                           11          26              21          31
     Other service charges, commissions and fees                        3          --              26          10
                                                                   ------      ------          ------      ------
          Total other income                                          107         112             242         226
                                                                   ------      ------          ------      ------

Operating expenses:
     Salaries and employee benefits                                   589         417           1,156         800
     Net occupancy expenses                                           122          73             218         144
     Data processing fees                                              86          87             188         162
     Other operating expenses                                         391         280             711         511
                                                                   ------      ------          ------      ------
          Total other expenses                                      1,188         857           2,273       1,617
                                                                   ------      ------          ------      ------

Income before provision for income taxes                              171         130             274         301

Income taxes                                                           --          --              --          --
                                                                   ------      ------          ------      ------

     Net income                                                    $  171      $  130          $  274      $  301
                                                                   ======      ======          ======      ======

Basic earnings per share                                           $  .17      $  .13          $  .27      $  .29
                                                                   ======      ======          ======      ======
Diluted earnings per share                                         $  .17      $  .13          $  .26      $  .29
                                                                   ======      ======          ======      ======

Average basic shares outstanding                                    1,023       1,023           1,023       1,023
                                                                   ======      ======          ======      ======
Average diluted shares outstanding                                  1,036       1,023           1,039       1,023
                                                                   ======      ======          ======      ======

See accompanying notes to consolidated financial statements.

                           Monmouth Community Bancorp
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                    For six months ended
                                                                                           June 30,
                                                                                   2002           2001
                                                                                (unaudited)    (unaudited)
                                                                                -----------    -----------
Cash flows from operating activities:
     Net income                                                                  $    274       $    301
     Adjustments to reconcile net income to net cash
          Provided by operating activities
               Provision for loan losses                                              219             75
               Depreciation and amortization                                          108             73
               Gain on the sale of available for sale securities                      (26)            --
               Gain on the sale of loans held for sale                                (21)           (31)
               Origination of loans held for sale                                  (3,831)        (5,897)
               Proceeds from sale of loans held for sale                            3,973          5,253
               Net premium amortization on held to maturity securities                 55              2
               Net premium amortization on available for sale securities               28             12
               Increase in other assets                                               (58)          (352)
               Increase in accrued expenses and other liabilities                      35             91
                                                                                 --------       --------
                    Net cash provided by (used in ) operating activities              756           (473)
                                                                                 --------       --------

Cash flows from investing activities:
     Purchase of investment securities held to maturity                           (10,032)        (6,674)
     Purchase of investment securities available for sale                          (4,935)        (6,123)
     Maturities of and paydowns on investment securities held to maturity           6,303          6,727
     Maturities of and paydowns on investment securities available for sale         3,664            113
     Net increase in loans                                                        (16,753)        (6,371)
     Purchases of premises and equipment                                              (51)          (288)
                                                                                 --------       --------
                    Net cash used in investment activities                        (21,804)       (12,616)
                                                                                 --------       --------

Cash flows from financing activities:
     Net increase in non-interest bearing deposits                                  4,893          2,674
     Net increase in interest bearing deposits                                     29,554         13,403
                                                                                 --------       --------
                    Net cash provided by financing activities                      34,447         16,077
                                                                                 --------       --------

                    Increase in cash and cash equivalents                          13,399          2,988

Cash and cash equivalents at beginning of period                                   13,698         14,050
                                                                                 --------       --------
Cash and cash equivalents at end of period                                       $ 27,097       $ 17,038
                                                                                 ========       ========

Cash paid during the period for:
     Interest                                                                    $  1,242       $  1,369
                                                                                 ========       ========
     Income taxes                                                                $     --       $     --
                                                                                 ========       ========

See accompanying notes to consolidated financial statements.

                           Monmouth Community Bancorp


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


Note 1. Basis of Presentation
-----------------------------

The  accompanying   unaudited  consolidated  financial  statements  include  the accounts of Monmouth Community Bancorp (the "Company") and its wholly-owned subsidiary, Monmouth Community Bank, N.A. (the "Bank").

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for both the three months ended June 30, 2002 and six months ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected for all of 2002.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Registration Statement on Form SB-2, effective July 23, 2002.

Note 2.  Earnings per Share
---------------------------

The following reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2002 and 2001 (in thousands):

                                                       Three months ended        Six months ended
                                                            June 30,                  June 30,
                                                            --------                  --------
                                                        2002        2001         2002         2001
                                                        ----        ----         ----         ----

    Average basic shares outstanding                   1,023        1,023        1,023        1,023
    Add:   Effect of dilutive securities:
           Stock options                                  13           --            16          --
                                                       -----        -----        -----        -----
           Average diluted shares outstanding          1,036        1,023        1,039        1,023
                                                       =====        =====        =====        =====

Note 3. Impact of Recent Accounting Pronouncements
--------------------------------------------------

In July, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No.
146 will have a significant impact on the Company's consolidated financial statements.

In April, 2002, the FASB issued SFAS No. 145,  Rescission of FASB Statements No.
4, 44, and 64,  Amendment of FASB  Statement No. 13, and Technical  Corrections.
The Statement, among other things, rescinds SFAS No. 4, Reporting gains and losses from Extinguishments of Debt, as amended. Under SFAS No. 4, gains and losses from the extinguishments of debt were required to be classified as an extraordinary item, if material. Under SFAS No. 145, gains or losses from the extinguishment of debt are to be classified as a component of operating income, rather than an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. Upon adoption, companies must reclassify prior period amounts previously classified as an extraordinary item.
Management does not anticipate that the initial adoption of SFAS 145 will have a significant impact on the Company's consolidated financial statements.

On October 3, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No.
144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that Statement. The Statement is effective for fiscal years beginning

                                       4

after December 15, 2001. The initial adoption of SFAS No. 144 did not have a significant impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 143,  "Accounting for Asset  Retirement
Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Company is required to adopt the provisions of SFAS No. 143 for fiscal years beginning after June 15, 2002. The Company does not anticipate that SFAS No. 143 will significantly impact the Company's consolidated financial statements.

On July 20, 2001, the FASB issued SFAS No. 142,  "Goodwill and Other  Intangible
Assets." SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed periodically for impairment. SFAS 142 requires that goodwill and any intangible asset determined to have an indefinite useful life acquired after June 30, 2001 not be amortized, but continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. The adoption of SFAS 142 did not have an impact on the Company's consolidated financial statements.

Note 4. Loans Receivable, Net
-----------------------------

Loans receivable, net at June 30, 2002 and December 31, 2001 consisted of the following (in thousands):

                                           June 30,   December 31,
                                             2002         2001
                                             ----         ----

Commercial and industrial loans            $24,202      $23,212
Real estate loans - commercial              38,625       26,960
Home equity and second mortgages            13,512       11,182
Consumer loans                               2,881        1,113
                                           -------      -------
     Total                                  79,220       62,467
Less:
     Allowance for loan losses               1,074          855
                                           -------      -------
          Net loans                        $78,146      $61,612
                                           =======      =======

                                           -------      -------
Loans held for sale                        $   148      $   269
                                           =======      =======

Note 5. Deposits
----------------

The major types of deposits at June 30, 2002 and December 31, 2001 were as follows (in thousands):

                                                   June 30,    December 31,
                                                     2002           2001
                                                     ----           ----

Non-interest bearing                               $ 22,108      $ 17,215
Checking                                             41,181        39,337
Savings                                              15,707        13,582
Money market                                         27,656        10,684
Certificates of deposit of less than $100,000        11,726        12,308
Certificates of deposit of $100,000 or more          24,961        15,766
                                                   --------      --------
     Total                                         $143,339      $108,892
                                                   ========      ========






Item 2. Management's Discussion and Analysis or Plan of Operation

General

Statements   contained  in  this  report  that  are  not  historical   fact  are
forward-looking  statements,  as that term is defined in the Private  Securities
Litigation  Reform  Act  of  1995.  Such  statements  may  be  characterized  as management's  intentions,  hopes,  beliefs,  expectations  or predictions of the future. It is important to note that such forward-looking statements are subject to risks and uncertainties  that could cause actual results to differ materially from those  projected  in such  forward-looking  statements.  Factors that could cause future results to vary materially from current  expectations  include, but are not limited to, changes in interest rates, economic conditions,  deposit and loan growth,  real estate values,  loan loss provisions,  competition,  customer
retention,  changes  in  accounting  principles,   policies  or  guidelines  and
legislative and regulatory changes.

Critical Accounting Policies and Estimates.

"Management's  Discussion  and  Analysis of Financial  Condition  and Results of
Operation," as well as disclosures found elsewhere in this Form 10-QSB, are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company's Audited
Consolidated Financial Statements for the year ended December 31, 2001 included in our Form SB-2 effective July 23, 2002, contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors.

The allowance for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.
Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company's loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control.

Financial Condition

Total assets at June 30, 2002 were $152.9 million, an increase of $34.9 million or 29.5% higher than the December 31, 2001 total of $118.0 million.

Loans, net of the allowance for loan losses, increased by $16.5 million, or 26.8%, from the $61.6 million at December 31, 2001 to close the period ended
June 30, 2002 at $78.1 million. The allowance for loan losses, which began the year at $855 thousand, or 1.36% of total loans, was $1.1 million at June 30, 2002 with the allowance for loan losses ratio remaining at 1.36%. There were no loan charge-offs during the first half of 2002.

One of the Bank's primary strategies is the accumulation and retention of core deposits. Core deposits are defined as all deposits with the exception of certificates of deposits in excess of $100 thousand. Total deposits at June 30, 2002 totaled $143.3 million, $34.4 million or 31.6% higher than the December 31, 2001 total of $108.9 million. Core deposits as a percentage of total deposits were 83% and 86% at June 30, 2002 and December 31, 2001, respectively. Deposit growth during the first half of 2002 provided a strong funding base for expansion of the loan portfolio.

                                       6


Results of Operations

General

Net income was $171 thousand and $274 thousand for the three and six months ended June 30, 2002, respectively, as compared to net income of $130 thousand and $301 thousand for the three and six months ended June 30, 2001, respectively. Diluted earnings per share were $.17 and $.26, respectively, for the three and six months ended June 30, 2002, as compared to $.13 and $.29, respectively, for the same period in 2001.

Interest Income

Interest income for the three and six months ended June 30, 2002 was $2.0 million and $3.8 million, respectively, compared to $1.6 million and $3.1 million, respectively, for the three and six months ended June 30, 2001. The increase in interest income was due to primarily to strong balance sheet growth which helped mitigate a decline in the yield on interest-earning assets to 6.07% for the six months ended June 30, 2002, as compared to 7.51% for the same prior year period. The decline in yield was reflective of the general interest rate environment. Average interest-earning assets, which were 94% of average total assets, totaled $125.1 million at June 30, 2002 and were comprised primarily of $70.9 million in loans, $27.8 million in securities held to maturity, $14.0 million in securities available for sale, $11.8 million in Federal funds sold and $517 thousand in other interest bearing deposits.

Interest Expense

Interest expense for the three and six months ended June 30, 2002 was $628 thousand and $1.2 million, respectively, as compared to $665 thousand and $1.4 million, respectively, for the three and six months ended June 30, 2001. The decrease in interest expense was primarily the result of a decrease in the cost of interest-bearing liabilities to 2.42% for the six months ended June 30, 2002, as compared to 3.67% in the same prior year period. Average interest-bearing deposits were $104.0 million for the six months ended June 30, 2002, as compared $73.8 million for the same prior year period.

Provision for Loan Losses

For the three and six months ended June 30, 2002, the Company's provision for loan losses was $107 thousand and $219 thousand, respectively, as compared to $46 thousand and $75 thousand, respectively, for the same prior year periods. The increase was due primarily to increased loan growth experienced during both the first and second quarters of 2002 as compared to the same periods in 2001. There were no significant changes in loan portfolio composition, asset quality, or credit delinquencies that impacted the allowance for loan losses during the first three and six months ended June 30, 2002, as compared to the same period in 2001.

Other Income

Other income was $107 thousand for the three months ended June 30, 2002 as compared to $112 thousand for the same period in 2001. The slight decrease in fees was due to the closing of a number of high maintenance, high service charge commercial accounts. Other income during this period consisted primarily of $93 thousand in service charges on deposit accounts and $12 thousand in net gains from the sale of residential mortgage loans, servicing released.

Other income was $242 thousand for the six months ended June 30, 2002 as compared to $226 thousand for the same period in 2001. The increase was due primarily to a $26 thousand gain on the sale of available-for-sale securities. Other income during this period included $169 thousand in service charges on deposit accounts, $28 thousand in commitment fees and $21 thousand in net gains from the sale of residential mortgage loans, servicing released.

Operating Expenses

Operating expenses were $1.2 million and $2.3 million, respectively, for the three and six months ended June 30, 2002, as compared to $857 thousand and $1.6 million, respectively, in the same prior year periods. The increases were primarily due to the costs associated with the opening and operation of the Bank's third and fourth branch offices in July 2001 and December 2001 and the general growth of the Bank. Operating expenses generally include costs associated with employee salaries and benefits, occupancy expenses, data processing fees, professional fees and other operating expenses.

Liquidity and Capital Resources

Liquidity defines the ability of the Bank to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank's asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements. Since inception, the liquidity needs of the Bank were primarily met by cash on hand and loan and investment amortizations. The Bank invests funds not needed for operations (excess liquidity) primarily in daily Federal funds sold. With adequate cash flows resulting from deposits during the first half of 2002 and year 2001, the Bank maintained levels of short-term assets sufficient to maintain ample liquidity. During 2001, the Bank built a large secondary source of liquidity known as Investment Securities Available for sale. The market value of that portfolio was $14.0 million at June 30, 2002 and $12.7 million at December 31, 2001.

It has been the Bank's  experience  that its  deposit  base,  both core which is defined as transaction accounts and term deposits less than $100,000 and non-core which is defined as term deposits $100,000 or greater, are primarily relationship driven and not highly sensitive to changes in interest rates. However, adequate sources of reasonably priced on-balance sheet funds such as overnight Federal funds sold, due from banks and short-term investments maturing in less than one year must be continually accessible for times of need. This is accomplished primarily by the daily monitoring of certain accounts for sufficient balances to meet future loan commitments as well as measuring the Bank's liquidity position on a monthly basis.

Supplemental sources of liquidity include lines of credit with correspondent banks, large certificates of deposit and wholesale as well as retail repurchase agreements. Correspondent banks are typically referred to as a "bank's bank" by offering essential services such as cash letter processing, investment services, loan participation support, wire transfer operations and other traditional banking services. "Brokered deposits," as defined in FDIC Regulation 337.6, means any deposit that is obtained, directly or indirectly, from or through the mediation or assistance of a deposit broker. Brokered deposits may be utilized only if authorized by the Board of Directors in an addendum to this policy. Contingent liquidity sources will include off-balance sheet funds such as advances from both the Federal Home Loan Bank (once approved) and the Federal Reserve Bank, and Federal funds purchase lines with upstream correspondents, commonly defined as a banking institution that provides correspondent banking services. An additional source of liquidity is made available by curtailing loan activity and instead using the available cash to fund short-term investments such as overnight Federal funds sold or other approved investments maturing in less than one year. In addition, future expansion of the Bank's retail banking network will create additional sources of liquidity from new deposit customer relationships.

The Bank is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier I capital to risk weighted assets, and of Tier I capital to average assets (leverage ratio). We believe that, as of June 30, 2002, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. No conditions or events have occurred since that notification that we believe have changed the Bank's category.

The Bank's actual capital ratios at June 30, 2002 and December 31, 2001 are presented in the following table:

                                               Tier I                           Tier I
                                             Capital to                       Capital to                    Total Capital to
                                        Average Assets Ratio                 Risk Weighted                   Risk Weighted
                                          (Leverage Ratio)                    Asset Ratio                     Asset Ratio
                                      June 30,       December 31,      June 30,       December 31,      June 30,      December 31,
                                        2002             2001            2002             2001            2002            2001
                                   -------------------------------------------------------------------------------------------------

Monmouth Community Bank                 6.49%           7.68%            9.44%           11.60%          10.56%          12.73%

"Adequately capitalized"
institution (under Federal
regulations)                            4.00%           4.00%            4.00%            4.00%           8.00%           8.00%

"Well capitalized" institution
(under Federal regulations)             5.00%           5.00%            6.00%            6.00%          10.00%          10.00%


Non-Performing Assets

Loans are considered to be non-performing if they are (i) on a non-accrual basis, (ii) are past due ninety (90) days or more and still accruing interest, or (iii) have been renegotiated to provide a reduction or deferral of interest because of a weakening in the financial position of the borrowers. A loan which is past due ninety (90) days or more and still accruing interest remains on accrual status only where it is both adequately secured as to principal and is in the process of collection. The Bank had one (1) non-performing loan at June 30, 2002 which totaled $1 thousand and no non-performing loans at December 31, 2001.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          The Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Company is a party to routine legal proceedings within the normal course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 2.   Changes in Securities
          ---------------------

          The Company's Registration Statement on Form SB-2, Registration No. 333-87352, (the "Form SB-2") pursuant to which the Company registered 1,173,415 shares of its Common Stock, par value $0.01, (the "Common Stock"), as well as rights to purchase its Common Stock, for an aggregate offering price of $16,427,810, was declared effective by the Commission on July 23, 2002. The offering of the Common Stock pursuant to the Form SB-2 commenced on July 23, 2002 and is ongoing. The Company has incurred the following estimated expenses in relation to the offering:

              SEC registration fee                                              $  1,469
              Accounting fees and expenses (estimated)......................      25,000
              Legal fees and expenses (estimated)                                 75,000
              Printing and engraving costs (estimated)                            10,000
              Blue Sky fees and expenses (estimated)                               2,500
              Transfer Agent and Registrar fees and expenses (estimated)....       2,500
              Miscellaneous costs and expenses (estimated)..................      10,000
                                                                                --------
              Total (estimated)                                                 $126,469
                                                                                ========

          The net offering proceeds are estimated to be $16,301,341. As of August 14, 2002, the Company has sold 5,401 shares of its Common Stock for a total of $75,614. The offering proceeds collected to date have been deposited into a business checking account for later use by the Company as described in greater detail in the Registration Statement on Form SB-2.

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The following matter was submitted to a vote of security holders at the Company's Annual Meeting of Shareholders held on May 30, 2002 (the "Annual Meeting").

          Election of Directors
          ---------------------

          The shareholders re-elected each of James G. Aaron, Mark R. Aikins, Nicholas A. Alexander, John A. Brockriede, Solomon Dwek, Richard O. Lindsey, John F. McCann, Harold M. Miller, Jr., Carmen M. Penta, Mark
          G. Solow and James S. Vaccaro to serve as Director of the Company, each for a one (1) year term. The number of shares that were present at the Annual Meeting in person or by proxy was 805,286. The balloting for election was as follows:


                                                                          Votes Against/
           Name of Director               Votes For        Percentage        Withheld        Percentage
           ----------------               ---------        ----------        --------        ----------
           James G. Aaron                  805,286           100.0

           Mark R. Aikins                  799,774            99.3             5,512             0.7

           Nicholas A. Alexander           805,286           100.0

           John A. Brockriede              805,286           100.0

           Solomon Dwek                    805,286           100.0



                                                                          Votes Against/
           Name of Director               Votes For        Percentage        Withheld        Percentage
           ----------------               ---------        ----------        --------        ----------

           Richard O. Lindsey              803,081             99.7            2,205             0.3

           John F. McCann                  805,286           100.0

           Harold M. Miller, Jr.           805,286           100.0

           Carmen M. Penta                 805,286           100.0

           Mark G. Solow                   805,286           100.0

           James S. Vaccaro                805,286           100.0


Item 5.   Other Information
          -----------------
          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K
          ---------------------------------

a)        Exhibits:
          --------

      Exhibit No.                       Description of Exhibit

         2.1 Plan of Acquisition of all of the outstanding stock of Monmouth Community Bank by the Company, entered into as of March 16, 2000 by Monmouth Community Bank and the Company (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form SB-2, effective July 23, 2002).

         3.1     Certificate of  Incorporation  of the Company  (Incorporated by
                 reference  to  Exhibit  3.1  to  the   Company's   Registration
                 Statement on Form SB-2, effective July 23, 2002).

         3.2     By-laws of the Company  (Incorporated  by  reference to Exhibit
                 3.2 to the Company's Registration Statement on Form SB-2, effective July 23, 2002).

         x4. Specimen certificate representing the Company's common stock (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form SB-2, effective July 23, 2002).

         10.1    Company's  Stock  Option Plan  (Incorporated  by  reference  to
                 Exhibit 10.1 to the Company's Registration Statement on Form SB-2, effective July 23, 2002).

         x10.2 Indenture of Lease between Monmouth Community Bank (then in organization), as Tenant, and KFC Associates, as Landlord, dated June 26, 1997, for the premises located at 627 Second Avenue, Long Branch, New Jersey (Incorporated by reference to
                 Exhibit 10.2 to the Company's Registration Statement on Form SB-2, effective July 23, 2002).

         x10.3 Lease Agreement between Monmouth Community Bank, as Tenant, and Anthony S. Amoscato and Geraldine R. Amoscato, as Landlord, dated December 22, 1998, for the premises located at 700 Allaire Road, Spring Lake Heights, New Jersey (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2, effective July 23, 2002).

         x10.4 Lease between Monmouth Community Bank, as Tenant, and MCB Associates, L.L.C., as Landlord, dated April 1, 1999, for the premises located at 6 West End Court, Long Branch, New Jersey, as amended by Addenda dated November 1, 1999, February 1, 2000, April 1, 2000, and July 15, 2000 (Incorporated by reference to
                 Exhibit 10.4 to the Company's Registration Statement on Form SB-2, effective July 23, 2002).

         x10.5 Shopping Center Lease, Net Building and Land Lease, between Monmouth Community Bank, as Tenant, and Neptune Realty Associates, as Landlord, dated September 29, 2000, for the premises located at the Neptune City Shopping Center, Neptune City, New Jersey (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2, effective July 23, 2002).

         x10.6 Lease Agreement (Business and Commercial) between Monmouth Community Bank, as Tenant, and Frank Santangelo, as Landlord, dated June 22, 2001, for the premises located at 700 Branch Avenue, Little Silver, New Jersey (Incorporated by reference to
                 Exhibit 10.6 to the Company's Registration Statement on Form SB-2, effective July 23, 2002).

         x10.7 Services Agreement between Monmouth Community Bank and Bisys, Inc., dated April 27, 1998, with Additional Services Agreements and Addenda (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2, effective July 23, 2002).

         x10.8 QuestPoint Check Services Agreement between Monmouth Community Bank and QuestPoint Check Services, L.P., dated as of August 1, 1998 (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form SB-2, effective July 23, 2002).

         99.1    Certification of Chief Executive Officer.

         99.2    Certification of Chief Financial Officer.



x  Filed with Amendment No. 1 to the Company's Form SB-2 on June 19, 2002.



b)       Reports on Form 8-K:
         --------------------
         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Monmouth Community Bancorp
                                    --------------------------
                                    Registrant


DATE:       August 14, 2002          /s/ James S. Vaccaro
                                    --------------------------------------------
                                    James S. Vaccaro
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


DATE:       August 14, 2002          /s/ Anthony Giordano, III
                                    --------------------------------------------
                                    Anthony Giordano, III
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


      Exhibit No.                       Description of Exhibit
      -----------                       ----------------------

         2.1 Plan of Acquisition of all of the outstanding stock of Monmouth Community Bank by the Company, entered into as of March 16, 2000 by Monmouth Community Bank and the Company (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form SB-2, effective July 23, 2002).

         3.1     Certificate of  Incorporation  of the Company  (Incorporated by
                 reference  to  Exhibit  3.1  to  the   Company's   Registration
                 Statement on Form SB-2, effective July 23, 2002).

         3.2     By-laws of the Company  (Incorporated  by  reference to Exhibit
                 3.2 to the Company's Registration Statement on Form SB-2, effective July 23, 2002).

         x4. Specimen certificate representing the Company's common stock (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form SB-2, effective July 23, 2002).
                 10.1 Company's Stock Option Plan  (Incorporated by reference to
                 Exhibit 10.1 to the Company's Registration Statement on Form SB-2, effective July 23, 2002).

          10.1   Company's Stock Option Plan  (Incorporated  by reference to
                 Exhibit 10.1 to the Company's Registration Statement on Form SB-2, effective July 23, 2002).

         x10.2 Indenture of Lease between Monmouth Community Bank (then in organization), as Tenant, and KFC Associates, as Landlord, dated June 26, 1997, for the premises located at 627 Second Avenue, Long Branch, New Jersey (Incorporated by reference to
                 Exhibit 10.2 to the Company's Registration Statement on Form SB-2, effective July 23, 2002).

         x10.3 Lease Agreement between Monmouth Community Bank, as Tenant, and Anthony S. Amoscato and Geraldine R. Amoscato, as Landlord, dated December 22, 1998, for the premises located at 700 Allaire Road, Spring Lake Heights, New Jersey (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2, effective July 23, 2002).

         x10.4 Lease between Monmouth Community Bank, as Tenant, and MCB Associates, L.L.C., as Landlord, dated April 1, 1999, for the premises located at 6 West End Court, Long Branch, New Jersey, as amended by Addenda dated November 1, 1999, February 1, 2000, April 1, 2000, and July 15, 2000 (Incorporated by reference to
                 Exhibit 10.4 to the Company's Registration Statement on Form SB-2, effective July 23, 2002).

         x10.5 Shopping Center Lease, Net Building and Land Lease, between Monmouth Community Bank, as Tenant, and Neptune Realty Associates, as Landlord, dated September 29, 2000, for the premises located at the Neptune City Shopping Center, Neptune City, New Jersey (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2, effective July 23, 2002).

         x10.6 Lease Agreement (Business and Commercial) between Monmouth Community Bank, as Tenant, and Frank Santangelo, as Landlord, dated June 22, 2001, for the premises located at 700 Branch Avenue, Little Silver, New Jersey (Incorporated by reference to
                 Exhibit 10.6 to the Company's Registration Statement on Form SB-2, effective July 23, 2002).

         x10.7 Services Agreement between Monmouth Community Bank and Bisys, Inc., dated April 27, 1998, with Additional Services Agreements and Addenda (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2, effective July 23, 2002).

         x10.8 QuestPoint Check Services Agreement between Monmouth Community Bank and QuestPoint Check Services, L.P., dated as of August 1, 1998 (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form SB-2, effective July 23, 2002).

         99.1    Certification of Chief Executive Officer.

         99.2    Certification of Chief Financial Officer.



x  Filed with Amendment No. 1 to the Company's Form SB-2 on June 19, 2002.