Form 10QSB
period 2002-09-30
MONMOUTH COMMUNITY BANCORP
filed 2002-11-14
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

     [ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT

             For the transition period from __________ to __________

                         Commission file number 0-27428


                           Monmouth Community Bancorp
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           New Jersey                                          22-3757709
           ----------                                          ----------
(State of other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)


                627 Second Avenue, Long Branch, New Jersey 07740
                ------------------------------------------------
                    (Address of principal executive offices)


          Issuer's telephone number, including area code: (732)571-1300



--------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_] .

As of November 11, 2002, 1,295,350 shares of the Issuer's Common Stock, par value $.01 per share, were outstanding.

Transitional Small Business Disclosure Format (Check one):  YES [_]   NO [X]

                           Monmouth Community Bancorp

                              INDEX TO FORM 10-QSB


PART I.  FINANCIAL INFORMATION
-------  ---------------------
                                                                           PAGE

Item 1.   Financial Statements

          Consolidated Balance Sheets
          as of  September 30, 2002 and December 31, 2001....................3

          Consolidated Statements of Income for the three
          and nine months ended September 30, 2002 and 2001 .................4

          Consolidated Statements of Cash Flows for the
          nine months ended September 30, 2002 and 2001......................5

          Notes to Consolidated Financial Statements.........................6

Item 2.   Management's Discussion and Analysis or Plan of Operation..........8

Item 3.   Controls and Procedures...........................................11




PART II.  OTHER INFORMATION
--------  -----------------

Item 1.   Legal Proceedings.................................................12

Item 2.   Changes in Securities.............................................12

Item 3.   Default Upon Senior Securities....................................12

Item 4.   Submission of Matters to a Vote of Security Holders...............12

Item 5.   Other Information.................................................12

Item 6.   Exhibits and Reports on Form 8-K..................................12

Signatures..................................................................13

Certifications..............................................................14

________________________________________________________________________________

Statements contained in this report that are not historical fact are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements may be characterized as management's intentions, hopes, beliefs, expectations or predictions of the future. It is important to note that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Factors that could cause future results to vary materially from current expectations include, but are not limited to, changes in interest rates, economic conditions, deposit and loan growth, real estate values, loan loss provisions, competition, customer retention, changes in accounting principles, policies or guidelines and legislative and regulatory changes.
________________________________________________________________________________

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements.


                           Monmouth Community Bancorp
                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)



                                                                 September 30,    December 31,
                                                                     2002            2001
                                                                  (unaudited)      (audited)
                                                                   ---------       ---------

ASSETS

Cash and due from banks                                            $   7,249       $   3,798
Federal funds sold                                                    15,100           9,900
Investment securities available for sale, at market value             32,056          12,679
Investment securities held to maturity (market value of
     $37,311 and $27,428 at September 30, 2002 and
     December 31, 2001, respectively)                                 36,871          27,289
Loans held for sale                                                      120             269
Loans, net                                                            82,244          61,612
Premises and equipment                                                 1,371           1,300
Other assets                                                           1,261           1,177
                                                                   ---------       ---------

          Total assets                                             $ 176,272       $ 118,024
                                                                   =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Non-interest bearing                                          $  24,700       $  17,215
     Interest bearing                                                139,025          91,677
                                                                   ---------       ---------
                                                                     163,725         108,892
Accrued expenses and other liabilities                                   314             240
                                                                   ---------       ---------

          Total liabilities                                          164,039         109,132
                                                                   ---------       ---------

Shareholders' equity:
     Common stock, par value $0.01 per share. Authorized
     100,000,000 shares and issued and outstanding
     1,223,987 and 1,023,415 shares at September 30, 2002 and
     December 31, 2001, respectively                                      12              10
Additional paid-in capital                                            12,160           9,519
Accumulated other comprehensive income                                   218              70
Accumulated deficit                                                     (157)           (707)
                                                                   ---------       ---------
          Total shareholders' equity                                  12,233           8,892

                                                                   ---------       ---------
          Total liabilities and shareholders' equity               $ 176,272       $ 118,024
                                                                   =========       =========


See accompanying notes to consolidated financial statements.

                                 Monmouth Community Bancorp
                              CONSOLIDATED STATEMENTS OF INCOME
                 (dollars and shares in thousands, except per share amounts)



                                                                For the three months ended  For the nine months ended
                                                                      September 30,                September 30,
                                                                    2002        2001             2002        2001
                                                                --------------------------  --------------------------
                                                                       (unaudited)                  (unaudited)
Interest and dividend income:
     Interest and fees on loans                                    $1,437      $1,110            $3,957      $3,199
     Interest on securities available for sale                        184         136               547         313
     Interest on securities held to maturity                          434         294             1,221         877
     Interest on federal funds sold and due from banks                 92         131               194         417
                                                                   ------      ------            ------      ------
          Total interest income                                     2,147       1,671             5,919       4,806

Interest expense - interest on deposits                               745         668             1,993       2,037
                                                                   ------      ------            ------      ------
          Net interest income                                       1,402       1,003             3,926       2,769

Provision for loan losses                                              56          24               275          98
                                                                   ------      ------            ------      ------
          Net interest income after provision for loan losses       1,346         979             3,651       2,671
                                                                   ------      ------            ------      ------

Other income:
     Service charges on deposit accounts                              145          75               315         260
     Gain on the sale of available for sale securities                 --          --                26          --
     Gain on the sale of loans held for sale                           13          14                34          44
     Other service charges, commissions and fees                       28           7                54          19
                                                                   ------      ------            ------      ------
          Total other income                                          186          96               429         323
                                                                   ------      ------            ------      ------

Operating expenses:
     Salaries and employee benefits                                   645         456             1,800       1,256
     Net occupancy expenses                                           152          85               368         228
     Data processing fees                                              98          91               305         253
     Other operating expenses                                         354         310             1,050         822
                                                                   ------      ------            ------      ------
          Total other expenses                                      1,249         942             3,523       2,559
                                                                   ------      ------            ------      ------

Income before provision for income taxes                              283         133               557         435

Income taxes                                                            7          --                 7          --
                                                                   ------      ------            ------      ------

     Net income                                                    $  276      $  133            $  550      $  435
                                                                   ======      ======            ======      ======

Basic earnings per share                                           $  .27      $  .13            $  .54      $  .42
                                                                   ======      ======            ======      ======
Diluted earnings per share                                         $  .26      $  .13            $  .53      $  .42
                                                                   ======      ======            ======      ======

Average basic shares outstanding                                    1,028       1,023             1,025       1,023
                                                                   ======      ======            ======      ======
Average diluted shares outstanding                                  1,046       1,024             1,044       1,023
                                                                   ======      ======            ======      ======


See accompanying notes to consolidated financial statements.


                              Monmouth Community Bancorp
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (dollars in thousands)


                                                                                 For nine months ended
                                                                                      September 30,
                                                                                   2002            2001
                                                                                (unaudited)    (unaudited)
                                                                                 --------       --------
Cash flows from operating activities:
     Net income                                                                  $    550       $    435
     Adjustments to reconcile net income to net cash
          Provided by (used in) operating activities
               Provision for loan losses                                              275             98
               Depreciation and amortization                                          167            113
               Gain on the sale of available for sale securities                      (26)            --
               Gain on the sale of loans held for sale                                (34)           (44)
               Origination of loans held for sale                                  (5,975)        (7,180)
               Proceeds from sale of loans held for sale                            6,158          6,822
               Net premium amortization on held to maturity securities                 78              7
               Net premium amortization on available for sale securities               43             23
               Increase in other assets                                               (84)          (432)
               Increase in accrued expenses and other liabilities                      74            127
                                                                                 --------       --------
                    Net cash provided by (used in ) operating activities            1,226            (31)
                                                                                 --------       --------

Cash flows from investing activities:
     Purchase of investment securities held to maturity                           (27,326)       (19,896)
     Purchase of investment securities available for sale                         (23,466)        (6,123)
     Maturities of and paydowns on investment securities held to maturity          17,666          9,024
     Maturities of and paydowns on investment securities available for sale         4,220            323
     Net increase in loans                                                        (20,907)        (7,391)
     Purchases of premises and equipment                                             (238)          (444)
                                                                                 --------       --------
                    Net cash used in investment activities                        (50,051)       (24,507)
                                                                                 --------       --------

Cash flows from financing activities:
     Net increase in non-interest bearing deposits                                  7,485          4,819
     Net increase in interest bearing deposits                                     47,348         24,581
     Proceeds from issuance of common stock                                         2,643             --
                                                                                 --------       --------
                    Net cash provided by financing activities                      57,476         29,400
                                                                                 --------       --------

                    Increase in cash and cash equivalents                           8,651          4,862

Cash and cash equivalents at beginning of period                                   13,698         14,050
                                                                                 --------       --------
Cash and cash equivalents at end of period                                       $ 22,349       $ 18,912
                                                                                 ========       ========

Cash paid during the period for:
     Interest                                                                    $  1,978       $  2,034
                                                                                 ========       ========
     Income taxes                                                                $     --       $     --
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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for both the three months ended September 30, 2002 and nine months ended September 30, 2002 are not necessarily indicative of the results of operations that may be expected for all of 2002.

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

Note 2.  Earnings per Share
---------------------------

The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2002 and 2001 (in thousands):


                                                       Three months ended        Nine months ended
                                                          September 30,            September 30,
                                                       -------------------       -------------------
                                                        2002         2001        2002        2001
                                                        ----         ----        ----        ----

         Average basic shares outstanding               1,028       1,023        1,025       1,023
         Add:  Effect of dilutive securities
                Stock options                              18           1           19           -
                                                        -----       -----        -----       -----
                Average diluted shares outstanding      1,046       1,024        1,044       1,023
                                                        =====       =====        =====       =====


Note 3. Impact of Recent Accounting Pronouncements
--------------------------------------------------

In October, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 147, Acquisitions of Certain Financial Institutions. The statement amends FASB Statements No. 72 and 144 and FASB Interpretation No. 9. SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. SFAS No. 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The provisions of SFAS No. 147 went into effect on October 1, 2002.

In July, 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have a significant impact on the Company's consolidated financial statements.

In April, 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The statement, among other things, rescinds SFAS No. 4, Reporting gains and losses from Extinguishments of Debt, as amended. Under SFAS No. 4, gains and losses from the extinguishments of debt were required to be classified as an extraordinary item, if material. Under SFAS No. 145, gains or losses from the extinguishment of debt are to be classified as a component of operating income, rather than an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. Upon adoption, companies must reclassify prior period amounts previously classified as an extraordinary item. Management does not anticipate that the initial adoption of SFAS 145 will have a significant impact on the Company's consolidated financial statements.

On October 3, 2001, FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. The statement is effective for fiscal years beginning after December 15, 2001. The initial adoption of SFAS No. 144 did not have a significant impact on the Company's consolidated financial statements.


In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Company is required to adopt the provisions of SFAS No. 143 for fiscal years beginning after June 15, 2002. The Company does not anticipate that SFAS No. 143 will significantly impact the Company's consolidated financial statements.

On July 20, 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed periodically for impairment. SFAS 142 requires that goodwill and any intangible asset determined to have an indefinite useful life acquired after June 30, 2001 not be amortized, but continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. The adoption of SFAS 142 did not have an impact on the Company's consolidated financial statements.

Note 4. Loans Receivable, Net

Loans receivable, net at September 30, 2002 and December 31, 2001 consisted of the following (in thousands):

                                    September 30,        December 31,
                                        2002                 2001
                                      -------              -------
Commercial and industrial loans       $25,499              $23,212
Real estate loans - commercial         40,769               26,960
Home equity and second mortgages       13,966               11,182
Consumer loans                          3,140                1,113
                                      -------              -------
     Total                             83,374               62,467
Less:
     Allowance for loan losses          1,130                  855
                                      -------              -------
          Net loans                   $82,244              $61,612
                                      =======              =======

                                      -------              -------
Loans held for sale                   $   120              $   269
                                      =======              =======

Note 5. Deposits
----------------

The major types of deposits at September 30, 2002 and December 31, 2001 were as follows (in thousands):

                                              September 30,       December 31,
                                                  2002              2001
                                                --------          --------

Non-interest bearing                            $ 24,700          $ 17,215
Checking                                          43,471            39,337
Savings                                           16,136            13,582
Money market                                      36,109            10,684
Certificates of deposit of less than $100,000     16,099            12,308
Certificates of deposit of $100,000 or more       27,210            15,766
                                                --------          --------
     Total                                      $163,725          $108,892
                                                ========          ========


Item 2.  Management's Discussion and Analysis or Plan of Operation.

Critical Accounting Policies and Estimates

"Management's Discussion and Analysis or Plan of Operation," as well as disclosures found elsewhere in this Form 10-QSB, are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company's audited consolidated financial statements for the year ended December 31, 2001 included in our Registration Statement on Form SB-2, effective July 23, 2002, contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors of the Company.

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

Financial Condition

Total assets at September 30, 2002 were $176.3 million, an increase of $58.3 million, or 49.4%, from the $118.0 million total at December 31, 2001.

Loans, net of the allowance for loan losses, increased by $20.6 million, or 33.5%, from the $61.6 million at December 31, 2001, to close the period ended September 30, 2002 at $82.2 million. The allowance for loan losses, which began the year at $855 thousand, or 1.36% of total loans, was $1.1 million at September 30, 2002 with the allowance for loan losses ratio remaining at 1.36%. There was one loan totaling $1 thousand dollars charged-off during the three month and nine month period ended September 30, 2002. However, it has since been recovered. One of the Bank's primary strategies is the accumulation and retention of core deposits. Core deposits are defined as all deposits with the exception of certificates of deposits in excess of $100 thousand. Total deposits at September 30, 2002 totaled $163.7 million, an increase of $54.8 million, or 50.3%, from the $108.9 million total at December 31, 2001. Core deposits as a percentage of total deposits were 83% and 86% at September 30, 2002 and December 31, 2001, respectively. Deposit growth during the first nine months of 2002 provided a strong funding base for expansion of the loan portfolio.

Results of Operations

General

Net income was $276 thousand and $550 thousand for the three and nine months ended September 30, 2002, respectively, as compared to net income of $133 thousand and $435 thousand for the three and nine months ended September 30, 2001, respectively. Diluted earnings per share were $.26 and $.53, respectively, for the three and nine months ended September 30, 2002, as compared to $.13 and $.42, respectively, for the same periods in 2001.

Interest Income

Interest income for the three and nine months ended September 30, 2002 was $2.1 million and $5.9 million, respectively, compared to $1.7 million and $4.8 million, respectively, for the three and nine months ended September 30, 2001. The increase in interest income was due primarily to strong balance sheet growth which helped mitigate a decline in the yield on interest-earning assets to 5.87% for the nine months ended September 30, 2002, as compared to 7.31% for the same period of the prior year. The decline in yield was reflective of the general interest rate environment. Average interest-earning assets, which were 94% of average total assets, totaled $134.6 million at September 30, 2002, and were comprised primarily of $74.2 million in loans, $29.9 million in securities held to maturity, $14.8 million in securities available for sale, $15.3 million in Federal funds sold and $520 thousand in other interest bearing deposits.

Interest Expense

Interest expense for the three and nine months ended September 30, 2002 was $745 thousand and $2.0 million, respectively, as compared to $668 thousand and $2.0 million, respectively, for the three and nine months ended September 30, 2001. Interest expense was level for both nine month periods due primarily to a decrease in the cost of interest-bearing liabilities to 2.38% for the nine months ended September 30, 2002, as compared to 3.94% in the same period of the prior year. This decrease mitigated the increase in average interest-bearing deposits which were $112.1 million for the nine months ended September 30, 2002, as compared to $69.1 million for the same period of the prior year.

Provision for Loan Losses

For the three and nine months ended September 30, 2002, the Company's provision for loan losses was $56 thousand and $275 thousand, respectively, as compared to $24 thousand and $98 thousand, respectively, for the same periods of the prior year. The increase was due primarily to increased loan growth experienced during the three and nine months ended September 30, 2002 as compared to the same periods of the prior year. There were no significant changes in loan portfolio composition, asset quality, or credit delinquencies that impacted the allowance for loan losses during the nine months ended September 30, 2002, as compared to the same period in 2001.

Other Income

Other income was $186 thousand for the three months ended September 30, 2002 as compared to $96 thousand for the same period in 2001. Other income during this period consisted primarily of $145 thousand in service charges on deposit accounts, $28 thousand in other service charges, commissions and fees, and $13 thousand in net gains from the sale of residential mortgage loans, servicing released. The increase was consistent with the growth of the deposit base and number of deposit accounts.

Other income was $429 thousand for the nine months ended September 30, 2002 as compared to $323 thousand for the same period in 2001. Other income during this period included $315 thousand in service charges on deposit accounts, $54 thousand in other service charges, commissions and fees, and $34 thousand in net gains from the sale of residential mortgage loans, servicing released. The increase was due primarily to the growth of the deposit base and a $26 thousand gain on the sale of available-for-sale securities.


Operating Expenses

Operating expenses were $1.2 million and $3.5 million, respectively, for the three and nine months ended September 30, 2002, as compared to $942 thousand and $2.6 million, respectively, in the same periods of the prior year. The increases were primarily due to the costs associated with the opening and operation of the Bank's third and fourth branch offices in July 2001 and December 2001 and the general growth of the Bank. Operating expenses generally include costs associated with employee salaries and benefits, occupancy expenses, data processing fees, professional fees and other operating expenses.

Liquidity and Capital Resources

Liquidity defines the ability of the Bank to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank's asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements. Since inception, the liquidity needs of the Bank were primarily met by cash on hand and loan and investment amortizations. The Bank invests funds not needed for operations (excess liquidity) primarily in daily Federal funds sold. With adequate cash flows resulting from deposits during the first nine months of 2002 and year 2001, the Bank maintained levels of short-term assets sufficient to maintain ample liquidity. During 2001, the Bank built a large secondary source of liquidity known as Investment Securities Available for sale. The market value of that portfolio was $32.1 million at September 30, 2002 and $12.7 million at December 31, 2001.

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

Supplemental sources of liquidity include lines of credit with correspondent banks, large certificates of deposit and wholesale as well as retail repurchase agreements. Correspondent banks are typically referred to as a "bank's bank" by offering essential services such as cash letter processing, investment services, loan participation support, wire transfer operations and other traditional banking services. "Brokered deposits," as defined in FDIC Regulation 337.6, means any deposit that is obtained, directly or indirectly, from or through the mediation or assistance of a deposit broker. Brokered deposits may be utilized only if authorized by the Company's Board of Directors in an addendum to this policy. Contingent liquidity sources will include off-balance sheet funds such as advances from both the Federal Home Loan Bank (once approved) and the Federal Reserve Bank, and Federal funds purchase lines with upstream correspondents, commonly defined as a banking institution that provides correspondent banking services. An additional source of liquidity is made available by curtailing loan activity and instead using the available cash to fund short-term investments such as overnight Federal funds sold or other approved investments maturing in less than one year. In addition, future expansion of the Bank's retail banking network will create additional sources of liquidity from new deposit customer relationships.

The Bank is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balances sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier I capital to risk weighted assets, and of Tier I capital to average assets (leverage ratio). We believe that, as of September 30, 2002, the Bank met all capital adequacy requirements to which it is subject.

The Bank's actual capital ratios at September 30, 2002 and December 31, 2001 are presented in the following table:

                                               Tier I                           Tier I
                                             Capital to                       Capital to                    Total Capital to
                                        Average Assets Ratio                 Risk Weighted                    Risk Weighted
                                          (Leverage Ratio)                    Asset Ratio                      Asset Ratio
                                    September 30,    December 31,    September 30,    December 31,    September 30,    December 31,
                                        2002             2001            2002             2001            2002            2001
                                   ------------------------------------------------------------------------------------------------
Monmouth Community Bank                 7.43%           7.68%           12.02%           11.60%          13.15%          12.73%

"Adequately capitalized"
institution (under Federal
regulations)                            4.00%           4.00%            4.00%           4.00%           8.00%            8.00%

"Well capitalized" institution
(under Federal regulations)             5.00%           5.00%            6.00%           6.00%           10.00%          10.00%


As of December 31, 2001, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. No conditions or events have occurred since that notification that we believe have changed the Bank's category.

Non-Performing Assets

Loans are considered to be non-performing if they are (i) on a non-accrual basis, (ii) are past due ninety (90) days or more and still accruing interest, or (iii) have been renegotiated to provide a reduction or deferral of interest because of a weakening in the financial position of the borrowers. A loan which is past due ninety (90) days or more and still accruing interest remains on accrual status only where it is both adequately secured as to principal and is in the process of collection. The Bank had no non-performing loans at either September 30, 2002 or December 31, 2001.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within the ninety (90) days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Treasurer (Principal Financial and Accounting Officer), who concluded that the Company's disclosure controls and procedures are effective. The Company's Internal Auditor also participated in this evaluation. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Office and Treasurer (Principal Financial and Accounting Officer) as appropriate, to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.  Legal Proceedings.

          The Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Company is a party to routine legal proceedings within the normal course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 2.  Changes in Securities.


          The Company's Registration Statement on Form SB-2 (Registration No. 333-87352), pursuant to which the Company registered 1,173,415 shares of its Common Stock, par value $0.01, (the "Common Stock"), as well as rights to purchase its Common Stock, for an aggregate offering price of $16,427,810, was declared effective by the Securities and Exchange Commission on July 23, 2002. The offering of the Common Stock pursuant to the Registration Statement on Form SB-2 commenced on July 23, 2002 and is ongoing. The Company has incurred the following expenses in relation to the offering through September 30, 2002:

               SEC registration fee................................  $    1,469
               Accounting fees and expenses........................      41,000
               Legal fees and expenses.............................     107,000
               Printing and engraving costs........................      13,500
               Blue Sky fees and expenses..........................       2,500
               Transfer Agent and Registrar fees and expenses
               (estimated).........................................       2,500
               Miscellaneous costs and expenses (estimated)........      10,000
                                                                     ----------
               Total (estimated)...................................  $  177,969
                                                                     ==========


          If all the shares of Common Stock being offered by the Company in the offering are sold, the net offering proceeds are estimated to be $16,249,841.

          As of November 11, 2002, the Company has sold 271,935 shares of its Common Stock for a total of $3,807,090. The offering proceeds collected to date have been deposited into a business checking account for later use by the Company as described in greater detail in the Registration Statement on Form SB-2.

Item 3.  Defaults Upon Senior Securities.

                  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

                  Not Applicable

Item 5.  Other Information.

                  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

a)       Exhibits

               99.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

               99.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350


b)       Reports on Form 8-K

                         None

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Monmouth Community Bancorp
                                    --------------------------
                                    Registrant


DATE:  November 14, 2002             /s/ James S. Vaccaro
                                    -------------------------------------------
                                    James S. Vaccaro
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


DATE:  November 14, 2002             /s/ Anthony Giordano, III
                                    --------------------------------------------
                                    Anthony Giordano, III
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

                                  CERTIFICATION


I, James S. Vaccaro, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Monmouth Community Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   November 14, 2002
        -----------------
                                                   /s/ James S. Vaccaro
                                                   -------------------------
                                                   James S. Vaccaro
                                                   Chairman of the Board
                                                   and Chief Executive Officer

                                  CERTIFICATION


I, Anthony Giordano, III, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Monmouth Community Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002
        -----------------
                                     /s/ Anthony Giordano, III
                                     -------------------------
                                     Anthony Giordano, III
                                          Treasurer
                                    (Principal Financial and Accounting Officer)