Form 10KSB
MONMOUTH COMMUNITY BANCORP
filed 2003-03-31
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)
      [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2002

      [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934
                 For the transition period from   ________   to ______

                         Commission file number 0-27428


                           MONMOUTH COMMUNITY BANCORP
________________________________________________________________________________
                 (Name of small business issuer in its charter)


          New Jersey                                     22-3757709
_______________________________             ____________________________________
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


627 Second Avenue, Long Branch, New Jersey                              07740
__________________________________________                            __________
 (Address of principal executive offices)                             (Zip Code)


                    Issuer's telephone number: (732) 571-1300
                                               _______________

       Securities registered under Section 12(b) of the Exchange Act: None
                                                                      ____

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $0.01
________________________________________________________________________________
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Revenues for the year ended December 31, 2002: $8.9 million

     The aggregate market value of the shares of the Registrant's common stock, par value $0.01 per share, held by non-affiliates of the Registrant, as of February 28, 2003, was $16.2 million. The Registrant has no other class of capital stock outstanding.

     As of February 28, 2003, 1,476,927 shares of the Registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

     Part III of this Annual Report on Form 10-KSB incorporates certain information by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 29, 2003. The Proxy Statement will be filed with the Securities and Exchange Commission by April 30, 2003.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
                -------------------------------------------------

     Certain information included in this Annual Report on Form 10-KSB and other filings of the Registrant under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as information communicated orally or in writing between the dates of such filings, contains or may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the effects of the conflict between the United States and Iraq, the effect of governmental regulation on Monmouth Community Bank, National Association, a nationally chartered commercial bank and wholly-owned subsidiary of the Registrant, the availability of working capital, the cost of personnel and the competitive market in which Monmouth Community Bank operates.

     In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Annual Report on Form 10-KSB.

                           Monmouth Community Bancorp

                              INDEX TO FORM 10-KSB
                              --------------------
PART I                                                                      PAGE
------

Item 1.  Description of Business............................................  1

Item 2.  Description of Property............................................ 11

Item 3.  Legal Proceedings.................................................. 13

Item 4.  Submission of Matters to a Vote of Security Holders................ 13

PART II
-------

Item 5.  Market for Common Equity and Related Stockholder Matters........... 14

Item 6.  Management's Discussion and Analysis or Plan of Operation.......... 15

Item 7.  Financial Statements............................................... 33

Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure........................................... 33

PART III
--------

Item 9.* Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act.................. 34

Item 10.*Executive Compensation............................................. 34

Item 11.*Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters........................................ 34

Item 12.*Certain Relationships and Related Transactions..................... 34

Item 13. Exhibits and Reports on Form 8-K................................... 34

Item 14. Controls and Procedures............................................ 35

Signatures.................................................................. 36

Certifications.............................................................. 38


* The information required under this Item is contained in the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 29, 2003, and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission by April 30, 2003.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS
                  -----------------------

     BUSINESS DEVELOPMENT

     Monmouth Community Bancorp is a single-bank holding company headquartered in Long Branch, New Jersey. The holding company was incorporated in New Jersey on March 7, 2000, and became an active bank holding company on August 31, 2000 through the acquisition of Monmouth Community Bank, National Association. Monmouth Community Bank provides a full range of banking services to individual and business customers located primarily in coastal Monmouth County, New Jersey. Monmouth Community Bank has six (6) full-service branch facilities located in Long Branch, Spring Lake Heights, Little Silver, Neptune, Neptune City and Ocean Grove, New Jersey. The latest branch of Monmouth Community Bank was opened at 3636 Highway 33 in Neptune, New Jersey on February 27, 2003.

     Monmouth Community Bank offers a full range of retail and commercial banking services to its customers, including checking accounts, savings accounts, money market accounts, certificates of deposit, installment loans, real estate mortgage loans, commercial loans, wire transfers, money orders, traveler's checks, safe deposit boxes, night depository, federal payroll tax deposits, bond coupon redemption, bank by mail, direct deposit and automated teller services, telephone and internet banking. Monmouth Community Bank has debit card, merchant card and international services available to its customers through correspondent institutions.

     Monmouth Community Bank is a national association chartered by the Office of the Comptroller of the Currency ("OCC"), and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). As a community bank, Monmouth Community Bank's emphasis is on providing a broad range of financial products and services to individual consumers, small businesses and professionals in its market area. When a customer's loan requirements exceed Monmouth Community Bank's lending limit, Monmouth Community Bank seeks to arrange such loans on a participation basis with other financial institutions. In addition, Monmouth Community Bank participates in loans originated by other financial institutions.

     In 2001, Monmouth Community Bank converted from a state-chartered bank to a national association chartered by the OCC. The activities permitted by the national association charter and the OCC's regulatory parameters and oversight are believed by our board of directors to be more consistent with the strategic initiatives of Monmouth Community Bank.

BUSINESS STRATEGY

     Monmouth Community Bank's strategy is to provide a competitive range of community banking services to its market area, in a cordial environment, at fair and reasonable prices, at convenient operating hours, with a commitment to prompt, professional and highly personalized service, which is both efficient and responsive to local needs. Service to customers and a commitment to the community are the basic and distinguishing features Monmouth Community Bank offers. Management believes there is a need for a local bank to provide personalized service that is responsive to local community needs and managed by experienced personnel.

MARKET AREA

     At December 31, 2002, Monmouth Community Bank had five (5) full-service branch facilities located in Long Branch, Spring Lake Heights, Neptune City, Little Silver and Ocean Grove, New Jersey. On February 27, 2003, a sixth branch of Monmouth Community Bank was opened at 3636 Highway 33 in Neptune, New Jersey. Each branch is within Monmouth County, New Jersey, the sixth largest county in the State of New Jersey. Second Avenue, the address of the Long Branch location, is highly visible and situated in the established West End business district of the City of Long Branch. Similarly, the other five locations provide a great deal of exposure and are well-situated to provide convenient services to businesses, professionals and individuals throughout Monmouth Community Bank's market area.

     The current market area of Monmouth Community Bank is comprised of the municipalities of Allenhurst, Deal, Eatontown, Interlaken, Loch Arbour, Long Branch, Monmouth Beach, Ocean Grove, Ocean Township, Oceanport, West Long Branch, Asbury Park, Bradley Beach, Avon-by-the-Sea, Belmar, Spring Lake, Spring Lake Heights, Sea Girt, Manasquan, Wall, Brielle, Neptune, Neptune City, Little Silver, Sea Bright, Fair Haven, Rumson, Red Bank and Shrewsbury Borough and Township, New Jersey.

     Monmouth Community Bank's market area is well-served by an established network of arterial roadways including New Jersey Routes 33, 35, 36 and 71. The Garden State Parkway is located just to the west of Monmouth Community Bank's market area, with direct access to the market area provided by Routes 33 and 36. Direct access from the New Jersey Turnpike to the market area is provided by I-195. Overall, the regional road system is considered to be excellent in terms of long-range access to the market area; and the local road network offers good access and circulation to and about the branch locations.

     Commercial activity within Monmouth Community Bank's market area includes small and medium sized businesses, corporate offices, professional offices, major retail centers, resort and recreational businesses along the nearby oceanfront, as well as numerous industrial establishments specializing in light manufacturing, baking products, rubber and plastic products, surgical and medical devices, electronics and telecommunications. In addition, the market area contains a variety of major employers, including Monmouth Medical Center, Jersey Shore Medical Center, Monmouth University and Fort Monmouth.

SERVICES OFFERED

     Monmouth Community Bank is community oriented and offers services and products designed to meet the needs of local individuals, businesses and professionals. Business people and professionals are offered a broad spectrum of deposit and loan products designed to satisfy their occupational and personal financial needs. In addition, Monmouth Community Bank provides a broad array of consumer banking services to the general public residing or working in the market area to which it serves.

     DEPOSITS. In order to attract and retain stable deposit relationships with small businesses, Monmouth Community Bank offers competitive small business cash management services. We believe that the expertise and experience of Monmouth Community Bank's management coupled with the latest technology enables Monmouth Community Bank to maximize the growth of business related deposits. As for consumers, the primary deposit services of Monmouth Community Bank are comprised of demand deposits, savings deposits (including money markets), time deposits and individual retirement accounts.

     LOANS. The loan portfolio consists primarily of variable-rate and short-term fixed rate loans, with a significant concentration in commercial purpose transactions. We believe that the familiarity of management and the members of the board of directors appointed to Monmouth Community Bank's loan committee with prospective local borrowers enables Monmouth Community Bank to better evaluate the character, integrity and creditworthiness of prospective borrowers.

     RESIDENTIAL MORTGAGE LOANS. In order to effectively penetrate the mortgage market, Monmouth Community Bank offers through one or more third parties a range of residential mortgage products at competitive rates. Management believes that Monmouth Community Bank's policy of closing loans in a time frame that meets the needs of its borrowers is important to Monmouth Community Bank's business.

     COMMERCIAL MORTGAGE/CONSTRUCTION LOANS. Monmouth Community Bank originates various types of loans secured with real estate, including construction loans. Monmouth Community Bank's loan officers work closely with real estate developers, individual builders and attorneys to offer construction loans and services to the residential real estate market as well as to owner-occupied commercial properties and investment properties. Construction lending constitutes a minor portion of the loan portfolio. In some cases, Monmouth Community Bank originates loans larger than its lending or policy limits and participates these loans with other banks.

     CONSUMER LENDING. Monmouth Community Bank offers retail customers consumer loan services including secured and unsecured personal loans, home equity loans, lines of credit and auto loans.

     SMALL BUSINESS LOANS. Monmouth Community Bank targets businesses with annual revenues of less than $25,000,000. Often, these businesses are ignored by the larger lending institutions and have experienced the most negative effects of the recent bank consolidations. Monmouth Community Bank offers responsiveness, flexibility and local decision-making for loan applications of small business owners, thereby eliminating the delays generally associated with non-local management. Monmouth Community Bank may participate in the future in Small Business Administration (SBA) programs, and currently participates in programs offered through the New Jersey Economic Development Authority. As an independent community bank, Monmouth Community Bank serves the special needs of professionals in the legal, medical, accounting, insurance and real estate industries. Lines of credit, term loans and time loans are tailored to meet the needs of Monmouth Community Bank's customers in the professional community.

     OTHER SERVICES. To further attract and retain customer relationships, Monmouth Community Bank provides the standard array of financial services expected of a community bank including: the issuance of money orders, treasurer checks, certified checks and gift checks, wire transfers, U.S. Savings Bonds sales and redemptions, debit cards, U.S. Treasury Bills, notes and bonds, MAC card memberships, federal payroll tax deposits, safe deposit boxes, traveler's checks, a night depository, bond coupon redemptions, bank-by-mail, direct deposit, business sweep accounts, automated teller machines and telephone and internet banking.

COMPETITION

     The banking business in New Jersey is very competitive. We compete for deposits and loans with existing New Jersey and out-of-state financial institutions which have longer operating histories, larger capital reserves and more established customer bases. Our competition includes large financial service companies and other entities, in addition to traditional banking institutions such as savings and loan associations, savings banks, commercial banks, internet banks and credit unions. Such competition includes community banks, with banking philosophies similar to those of Monmouth Community Bank, which have recently opened or plan to open within or near the market area served by Monmouth Community Bank.

     Our larger competitors have a greater ability than Monmouth Community Bank to finance wide ranging advertising campaigns through their greater capital resources. Marketing efforts to introduce prospective customers to Monmouth Community Bank depend heavily upon referrals from our board of directors, advisory boards, management and shareholders, selective advertising in local media and direct mail solicitations. Monmouth Community Bank competes for business principally on the basis of high quality, personal service to customers, customer access to Monmouth Community Bank decision makers and competitive interest rates and fees.

     In the financial services industry in recent years, intense market demands, technological and regulatory changes and economic pressures have eroded once clearly defined financial service industry classifications. Existing banks have been forced to diversify their services, increase rates paid on deposits, provide competitive pricing on loans and become more cost effective, as a result of competition with one another and with new types of financial service companies, including non-banking competitors. Corresponding changes in the regulatory framework have resulted in increasing homogeneity in the financial services offered by financial institutions. Some of the results of these market dynamics in the financial services industry have been a number of new bank and non-bank competitors, increased merger activity, and increased customer awareness of product and service differences among competitors. These factors may be expected to affect our business prospects.

EMPLOYEES

     As of the date of this report, James S. Vaccaro (Chairman and Chief Executive Officer), Richard O. Lindsey (President) and Anthony Giordano, III (Chief Financial Officer) are the executive officers of the holding company, Monmouth Community Bancorp. Mr. Vaccaro, Mr. Lindsey and Mr. Giordano, together with Kevin W. Hunt and David A. O'Connor, are the executive officers of Monmouth Community Bank. None of Mr. Vaccaro, Mr. Lindsey, Mr. Giordano or any other executive officer of the holding company or Monmouth Community Bank have employment agreements. Including the aforementioned executive officers, Monmouth Community Bank has 76 employees, 60 of whom are full-time.

HOLDING COMPANY OPERATIONS

     The holding company serves as a holding company for Monmouth Community Bank. The holding company has no assets or liabilities other than its investment in Monmouth Community Bank. The holding company does not conduct, nor does management believe that it will conduct, any business. All banking products and services are, and will be, provided by the holding company's subsidiaries. To date, Monmouth Community Bank is the only subsidiary of the holding company.

GOVERNMENT REGULATION

     The holding company and its subsidiary, Monmouth Community Bank, operate within a system of banking laws and regulations intended to protect Monmouth Community Bank's customers and depositors. These laws and regulations govern the permissible activities, reserves, loans and investments of the holding company and Monmouth Community Bank. In addition, the holding company is subject to general Federal laws and regulations, and the corporate laws and regulations of the state of its incorporation, New Jersey. The following descriptions summarize the key banking laws and regulations to which the holding company and Monmouth Community Bank are subject. These descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations. Future changes in these laws and regulations, or in their interpretation and application by their administering agencies, cannot be predicted, but could have a material effect on the business and results of the holding company and Monmouth Community Bank.

     Monmouth Community Bancorp is a bank holding company within the meaning of the Federal Bank Holding Company Act of 1956, and is subject to the supervision of the Federal Reserve Board. In general, the Bank Holding Company Act limits the business of bank holding companies to banking, managing or controlling banks, and performing certain servicing activities for subsidiaries. Monmouth Community Bank, the banking subsidiary of the holding company, is a national association, and is subject to the regulation, supervision and examination of the OCC. In addition, as a national bank, Monmouth Community Bank was required to become a member bank of the Federal Reserve Bank of New York, and is subject to examination and regulation by the Board of Governors of the Federal Reserve System. Each of these agencies regulates aspects of activities conducted by the holding company and Monmouth Community Bank, as discussed below.

FINANCIAL MODERNIZATION

     The most recent piece of legislation with a significant impact on the financial services industry was the Gramm-Leach-Bliley Act, which was signed into law on November 12, 1999 and became effective on March 11, 2000. That act permits bank holding companies meeting certain fitness standards to engage in a broader range of non-banking activities, and in relationships with non-banking entities, to an extent not previously permitted. Generally, newly-authorized activities for bank holding companies include underwriting insurance and affiliating with insurance companies; underwriting, dealing in, or making markets in securities and affiliating with securities firms; and providing financial and investment advice and affiliating with mutual fund advisory companies. In order to take advantage of the greater freedoms afforded by the Gramm-Leach-Bliley Act, a bank holding company must file an election with the Federal Reserve Board to become a "financial holding company," in addition to satisfying certain other criteria. The holding company does not intend to seek a "financial holding company" designation at this time. We do not believe that the decision to currently not seek a financial holding company designation will adversely affect our ability to compete in our chosen markets. Seeking such a designation would not position us to compete more effectively in the offering of our current products and services.

DIVIDEND RESTRICTIONS

     The holding company and Monmouth Community Bank are separate legal entities whose finances are in some ways interconnected. The holding company's principal source of funds to pay cash dividends on its common stock is from cash dividends paid to it by Monmouth Community Bank. As a national bank, Monmouth Community Bank must obtain prior approval from the OCC to pay a cash dividend if the total of all cash dividends declared by Monmouth Community Bank in any calendar year would exceed Monmouth Community Bank's net income for that year, combined with its retained net income for the preceding two calendar years, less any required transfers to surplus. The amount of cash dividends payable by a national bank are limited to the extent of its undivided profits. In 2002, Monmouth Community Bank did not declare any cash dividends to the holding company. See also "Government Regulation - Unsafe and Unsound Practices" below, and see Item 5. "Market for Common Equity and Related Stockholder Matters."

     The FDIC also restricts payments of cash dividends by institutions whose deposits it insures. Under the Federal Deposit Insurance Act, an insured depository institution may not pay a cash dividend if it is undercapitalized or would become undercapitalized as a result of the dividend. See "Government Regulation - Capital Adequacy." Policy statements of the FDIC and other bank regulators provide that banks insured by the FDIC should pay cash dividends only out of current operating earnings.

     Payment of cash dividends may constitute an unsafe and unsound practice if the payment would deplete Monmouth Community Bank's capital base to an inadequate level. See "Government Regulation - Unsafe and Unsound Practices."

TRANSACTIONS WITH AFFILIATES

     Banking laws and regulations impose certain restrictions on the ability of bank holding companies to borrow from and engage in other transactions with their subsidiary banks. Generally, these restrictions require that any extensions of credit must be secured by designated amounts of specified collateral and are limited to (i) 10% of the bank's capital stock and surplus per affiliated borrower, and (ii) 20% of the bank's capital stock and surplus aggregated as to all affiliated borrowers. In addition, certain transactions with affiliates must be on terms and conditions, including credit standards, at least as favorable to the institution as those prevailing for arms-length transactions. As a Federal Reserve member bank, Monmouth Community Bank must comply with regulations which restrict loans made to Monmouth Community Bank's principal shareholders, directors and executive officers.

"SOURCE OF STRENGTH" DOCTRINE

     Under the Bank Holding Company Act and Federal Reserve Board policy, bank holding companies are expected to represent a source of financial and managerial strength to their bank subsidiaries, and to commit resources to support bank subsidiaries in circumstances where banks may not be in a financial position to support themselves. Capital loans by a bank holding company to a bank subsidiary are subordinate in right of repayment to deposits and other bank indebtedness. If a bank holding company declares bankruptcy, its bankruptcy trustee must fulfill any commitment made by the bank holding company to sustain the capital of its subsidiary banks.

     In addition, under the National Bank Act, if the capital stock of a national bank is impaired, by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank's parent company, and to sell the stock of the bank if such assessment is not satisfied within three months to the extent necessary to eliminate the deficiency.

DEPOSIT INSURANCE

     The Bank Insurance Fund of the FDIC insures substantially all of Monmouth Community Bank's deposits, subject to limits of $100 thousand for each insured depositor. Insurance of deposits by the FDIC subjects Monmouth Community Bank to comprehensive regulation, supervision and examination by the FDIC. Monmouth Community Bank is required, among other things, to pay premium charges to the FDIC for insurance and maintain a reserve account and liquid assets at levels fixed, from time to time, by the FDIC.

     The FDIC utilizes a risk-based assessment system which imposes premiums based on a bank's capital level and supervisory rating. Depository institutions that the FDIC regards as healthier will pay lower premiums than relatively weaker institutions. The FDIC periodically examines insured depository institutions to determine whether premium increases or other measures are appropriate. Under the Federal Deposit Insurance Act, as amended (the "FDI Act"), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition, or has violated any applicable banking law, rule, order or regulatory condition.

CAPITAL ADEQUACY

     The Federal Reserve Board, the OCC and the FDIC have substantially similar risk-based capital and leverage ratio guidelines for banking organizations. These guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of their assets and off-balance sheet financial instruments. Under the risk-based capital and leverage ratio guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. These risk-based capital requirements identify concentration of credit risk, and facilitate management of those risks.

     To derive total risk-weighted assets, bank assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are converted to asset equivalent amounts to which an appropriate risk-weight will apply. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property, which carry a 50% risk-weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the United States government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% risk-weighting. Transaction-related contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity or more than one year) have a 50% risk-weighting. Short-term commercial letters of credit have a 20% risk-weighting, and certain short-term unconditionally cancelable commitments have a 0% risk-weighting.

     Under the capital guidelines, a banking organization's total capital is divided into tiers. "Tier I Capital" consists of common shareholders' equity and qualifying preferred stock, less certain goodwill items and other intangible assets. "Tier II Capital" consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, and preferred stock that does not qualify as Tier I Capital, plus a limited amount of loan and lease loss allowances and a limited amount of unrealized holding gains on equity securities. "Tier III Capital" consists of qualifying unsecured subordinated debt. "Total capital" is the sum of Tier I, Tier II and Tier III. The sum of Tier II and Tier III Capital may not exceed the amount of Tier I capital.

     The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. The required minimum ratio of Tier I Capital to risk-weighted assets is 4%. At December 31, 2002, the holding company's total capital and Tier 1 Capital to risk-weighted asset ratios were 15.37% and 14.19%, respectively.

     The Federal Reserve Board also requires bank holding companies to comply with minimum leverage ratio guidelines. The leverage ratio is the ratio of a bank holding company's Tier I Capital to its total consolidated quarterly average assets (as defined by the applicable regulations), net of loan loss reserves, goodwill, and other intangible assets. Bank holding companies normally must maintain a minimum leverage ratio of 4%, unless the bank holding company has the highest supervisory rating or has implemented the Federal Reserve Board's risk-adjusted measure for market risk, in which case its minimum leverage ratio must be 3%. Banking organizations undergoing significant growth or undertaking acquisitions must maintain even higher capital positions. At December 31, 2002, the holding company's leverage ratio was 8.12%. Monmouth Community Bank is subject to similar risk-based and leverage capital guidelines, as adopted by the OCC.

PROMPT CORRECTIVE ACTION

     The FDI Act requires federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Failure to meet minimum requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the holding company's financial condition. Under the Prompt Corrective Action Regulations, Monmouth Community Bank must meet specific capital guidelines that involve quantitative measures of

Monmouth Community Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

     The Prompt Corrective Action Regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." The FDI Act imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category by which the institution is classified. Institutions categorized as "undercapitalized" or worse may be subject to requirements to file a capital plan with their primary Federal regulator, prohibitions on the payment of dividends and management fees, restrictions on asset growth and executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution by the regulatory agencies, including requirements to raise additional capital, sell assets or sell the entire institution. Once an institution becomes "critically undercapitalized," it generally must be placed in receivership or conservatorship within ninety (90) days.

     The Prompt Corrective Action Regulations provide that an institution is "well capitalized" if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater. The institution also may not be subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater. An institution is deemed "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%. An institution is "significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio of less than 3.0%, or a leverage ratio less than 3.0%, unless it is "critically undercapitalized," which means that the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     At December 31, 2002, Monmouth Community Bank was well-capitalized based on the ratios and guidelines noted above. However, Monmouth Community Bank's capital category is determined solely for the purpose of applying the Prompt Corrective Action Regulations and may not constitute an accurate representation of Monmouth Community Bank's overall financial condition or prospects.

UNSAFE AND UNSOUND PRACTICES

     Notwithstanding its Prompt Corrective Action category dictated by risk-based capital ratios, the FDI Act permits the appropriate bank regulatory agency to reclassify an institution if it determines, after notice and a hearing, that the condition of the institution is unsafe or unsound, or if it deems the institution to be engaging in an unsafe or unsound practice. Also, if a Federal regulatory agency with jurisdiction over a depository institution believes that the depository institution will engage, is engaging, or has engaged in an unsafe or unsound practice, the regulator may require that the bank cease and desist from such practice, following notice and a hearing on the matter.

COMMUNITY REINVESTMENT ACT

     The Federal Community Reinvestment Act requires banks to respond to the full range of credit and banking needs within their communities, including the needs of low and moderate-income individuals and areas. A bank's failure to address the credit and banking needs of all socio-economic levels within its markets may result in restrictions on growth and expansion opportunities for the bank, including restrictions on new branch openings, relocation, formation of subsidiaries, mergers and acquisitions. In its latest CRA examination, Monmouth Community Bank received a rating of satisfactory.

CONSUMER PRIVACY

     In addition to fostering the development of "financial holding companies," the Gramm-Leach-Bliley Act modified laws relating to financial privacy. The new financial privacy provisions generally prohibit financial institutions, including the holding company and Monmouth Community Bank, from disclosing or sharing nonpublic personal financial information to third parties for marketing or other purposes not related to transactions, unless customers have an opportunity to "opt out" of authorizing such disclosure, and have not elected to do so. It has never been the policy of Monmouth Community Bank to release such information except as may be required by law.

LOANS TO ONE BORROWER

     National banking laws limit the amount a bank may lend to a single borrower to 15% of the bank's capital base, unless the entire amount of the loan is secured by adequate amounts of readily marketable capital. However, no loan to one borrower may exceed 25% of a bank's statutory capital, notwithstanding collateral pledged to secure it.

DEPOSITOR PREFERENCE STATUTE

     Under Federal law, depositors, certain claims for administrative expenses and employee compensation against an insured depository institution are afforded a priority over other general unsecured claims against the institution, in the event of a "liquidation or other resolution" of the institution by a receiver.

OVERALL IMPACT OF NEW LEGISLATION AND REGULATIONS

     Statutory changes and corresponding changes in the regulatory framework have resulted in increasing uniformity in the financial services offered by financial institutions. As a result, some non-bank competitors have become virtually indistinguishable from banks. The commercial banking industry faces increasing thrift competition, non-bank competition, increased merger activity among financial institutions and increased customer awareness of product and service differences among competitors. These factors ensure that Monmouth Community Bank will continue to face strong competition in the future. The holding company believes, however, that a bank which concentrates on banking services specifically designed to serve the local community, which offers personal service and which is responsive to customer and other local banking needs can operate successfully in Monmouth Community Bank's market area despite the presence of such competition. See "Business Strategy" The holding company also believes that its marketing strategy for Monmouth Community Bank, if properly implemented and combined with competitive prices and products, will allow it to attract the types and numbers of customers necessary for it to operate profitably. However, it cannot be predicted whether or to what extent the business and condition of the holding company and Monmouth Community Bank will be affected by new legislation or regulations, and legislation or regulations as yet to be proposed or enacted.

IMPACT OF MONETARY POLICIES

     The earnings of Monmouth Community Bank will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The monetary policies of the Federal Reserve Board have had, and will likely continue to have, an important impact on the operating results of banks through the Federal Reserve Board's power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve Board has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of, among other things, the discount rate on borrowing of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

ITEM 2.           DESCRIPTION OF PROPERTY
                  -----------------------

BANK BUILDINGS

     The main office and the original branch of Monmouth Community Bank is located in the City of Long Branch, New Jersey at 627 Second Avenue. Monmouth Community Bank's Long Branch office is leased on terms and conditions set forth in a lease which was negotiated between the organizers of Monmouth Community Bank and the landlord (the "Long Branch Lease"). John A. Brockriede, a member of the holding company's board of directors, has a 30% interest in the general partnership which owns Monmouth Community Bank's Long Branch office.

     The initial term (the "Initial Term") of the Long Branch Lease, which commenced on July 28, 1998, is ten (10) years. The net monthly rent for the Initial Term is $4,500, which shall be adjusted prior to the sixth year of the Initial Term to give effect to any increase in the Consumer Price Index for the New York - North Eastern New Jersey Area (the "Consumer Price Index") between the commencement date of the Long Branch Lease and the 59th month of the Initial Term. Monmouth Community Bank may extend the Long Branch Lease for four (4) additional terms of five (5) years. During any extended term, the monthly rent will equal the monthly rent of the prior term, adjusted to give effect to any increase in the Consumer Price Index since the last adjustment.

     Monmouth Community Bank has the option to purchase Monmouth Community Bank's Long Branch office for $550,000 at the end of the fifth year of the Initial Term and at any time after the 114th month, but prior to the 118th month, of the Initial Term. If the Long Branch Lease is extended by Monmouth Community Bank, Monmouth Community Bank will have the option to purchase Monmouth Community Bank's Long Branch office during the initial five year extension for a price ranging between $558,000 and $590,000, with the exact price to be based on the date such option is exercised by Monmouth Community Bank.

     On July 8, 1999, a second branch of Monmouth Community Bank was opened at 700 Allaire Road, Spring Lake Heights, New Jersey. Monmouth Community Bank's Spring Lake Height's building is leased on terms and conditions set forth in a lease dated December 22, 1998 (the "Spring Lake Heights Lease"). The Spring Lake Heights Lease has an initial term of five (5) years which commenced on May 1, 1999, with Monmouth Community Bank having the option to renew the lease for two
(2) successive five (5) year terms, provided Monmouth Community Bank is not in default on the lease at the end of any such term. The rent for the first and second years of the lease was $5,600 per month. Thereafter, the monthly payment for each additional year, including the individual years of each renewal term, shall be equal to the greater of (a) 104% of the monthly payment for the preceding year, or (b) $5,600 plus the percentage increase in the Consumer Price Index between May 1 and April 30 of the prior lease year. The current monthly rent for 2003 is $6,090.41.

     On July 10, 2001, a third branch of Monmouth Community Bank was opened at Route 35 and 3rd Avenue, Neptune City, New Jersey. Monmouth Community Bank's Neptune City office is leased on terms and conditions set forth in a lease dated September 29, 2000 (the "Neptune City Lease"). The Neptune City Lease has an initial term of three (3) years which commenced on October 1, 2000. Monmouth Community Bank has the option to renew the Neptune City Lease for two (2) consecutive five (5) year terms, provided that: (a) the lease is in full force and effect; and (b) Monmouth Community Bank is current with all of its rental obligations and is not and has not been in default of any of the provisions or conditions of the Neptune City Lease. The rent for the first and second years of the Neptune City Lease is $1,666.67 per month, which amount increases to $2,083.33 per month for the third year of the lease. Thereafter, the monthly rent increases for each additional year of the Neptune City Lease and will be $3,261.93 per month in the thirteenth and final year of the Neptune City Lease. Monmouth Community Bank has notified the landlord of its intention to exercise its option to renew the Neptune City Lease for a five-year term commencing January 1, 2004.

     On December 17, 2001, a fourth branch of Monmouth Community Bank was opened at 700 Branch Avenue, Little Silver, New Jersey. Monmouth Community Bank's Little Silver office is leased on terms and conditions set forth in a lease dated June 22, 2001 (the "Little Silver Lease"). The Little Silver Lease has an initial term of five (5) years which commenced on September 1, 2001, with Monmouth Community Bank having the option to renew the Little Silver Lease for three (3) consecutive five (5) year terms, provided that Monmouth Community Bank is not in default of the Little Silver Lease at the end of any such term. The rent for the first and second years of the Little Silver Lease is $6,000 per month, with increases for all years thereafter driven by the percentage increase in the Consumer Price Index between September 1 and August 31 of the prior lease year.

     On October 12, 2002, a fifth branch of Monmouth Community Bank was opened at 61 Main Avenue in Ocean Grove, New Jersey. Monmouth Community Bank's Ocean Grove office is leased on terms and conditions set forth in a lease dated July 1, 2002 (the "Ocean Grove Lease"). The Ocean Grove Lease has an initial term of five (5) years which commenced on July 1, 2002, with Monmouth Community Bank having the option to renew the Ocean Grove Lease for two (2) consecutive five
(5) year terms, provided that Monmouth Community Bank is not in default of the provisions or conditions of the Ocean Grove Lease. The basic rent is fixed at the base rate of $36,000 per annum, or $3,000 per month. At the end of the third year of the Ocean Grove Lease, the base rate shall be increased to $48,000 per annum, or $4,000 per month. At the end of the fourth year of the Ocean Grove Lease the base rent shall be increased to $60,000 per annum, or $5,000 per month. Thereafter, the base rent shall be increased by the percentage increase on the Consumer Price Index between July 1 and June 30 of the prior lease year.

     On February 27, 2003, a sixth branch of Monmouth Community Bank was opened at 3636 Highway 33 in Neptune, New Jersey. Monmouth Community Bank's Neptune office is leased on terms and conditions set forth in a lease dated June 15, 2002 (the "Neptune Lease"). The Neptune Lease has an initial term of seven (7) years which commenced on July 15, 2002, with Monmouth Community Bank having the option to renew the Neptune Lease for three (3) consecutive five (5) year terms, provided that Monmouth Community Bank is not in default of the provisions or conditions of the Neptune Lease. The base rent is fixed at $4,500 per month for year one, $5,000 per month for year two and for each year thereafter the base rent of $5,000 per month shall be increased by the difference in the Consumer Price Index for the month ending May 2004 and the month ending prior to the commencement of the applicable lease year.

     In addition, to alleviate the need for an additional conference room at Monmouth Community Bank's Long Branch location, on April 1, 1999, Monmouth Community Bank entered into a five (5) year lease to rent a 420 square foot conference room located at 6 West End Court, Long Branch, New Jersey. Monmouth Community Bank pays rent in the amount of $10 per square foot annually, or $350 per month. Subsequently, the need for office and storage space resulted in the leasing at 6 West End Court of an office suite of 549 square feet, storage space of 88 square feet and two offices of 210 square feet and 285 square feet, respectively. The additional space at 6 West End Court is subject to the identical terms and conditions as the original space and has been documented by addendum to the original lease. The landlord of the space leased at 6 West End Court is MCB Associates, L.L.C. The following directors of the holding company have an interest in MCB Associates, L.L.C.: James G. Aaron, Mark R. Aikins, Nicholas A. Alexander, John A. Brockreide, Richard O. Lindsey, John F. McCann, Harold M. Miller, Jr., Carmen M. Penta, Mark G. Solow and James S. Vaccaro. The negotiations with respect to the leased conference room and office and storage space at 6 West End Court were conducted at arms-length and the lease amount being paid by Monmouth Community Bank was determined by an independent appraiser to be at fair market value.

ITEM 3.           LEGAL PROCEEDINGS
                  -----------------

         There are no material legal, governmental, administrative or other proceedings pending against the holding company or Monmouth Community Bank, or to which the holding company or Monmouth Community Bank is a party, and to the knowledge of management no such material proceedings are threatened or contemplated.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

         None.

                                    PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                  --------------------------------------------------------

     The common stock of the holding company currently trades on the NASDAQ OTC Bulletin Board under the symbol MMTH. On February 19, 2003, the holding company submitted an application for listing of its common stock on the NASDAQ SmallCap Market. The holding company's application is currently under review, and no assurance can be given that the holding company's common stock will be listed on the NASDAQ SmallCap Market.

     The following table sets forth, for the periods indicated, the high and low last sale information for the holding company's common stock, as reported on the NASDAQ OTC Bulletin Board. Please note that the information set forth below reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     YEAR ENDED DECEMBER 31, 2002                                High      Low
                                                                 ----      ---

     First Quarter..............................................$16.50    $14.00
     Second Quarter............................................. 16.90     13.20
     Third Quarter.............................................. 14.52     11.76
     Fourth Quarter............................................. 15.71     13.43

     YEAR ENDED DECEMBER 31, 2001                                High      Low
                                                                 ----      ---

     First Quarter..............................................$10.48    $ 8.33
     Second Quarter.............................................  9.76      8.69
     Third Quarter.............................................. 10.48      8.91
     Fourth Quarter............................................. 12.00     10.00

     The NASDAQ OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ National Market System or SmallCap Market or any national exchange and will not provide investors with the liquidity that the NASDAQ National Market System or SmallCap Market or a national exchange would offer. Baird, Patrick & Co., Inc., Ryan, Beck & Co., LLC, Monroe Securities, Inc., Hill Thompson, Magid, L.P., Sandler, O' Neill & Partners, L.P., Wedbush Morgan Securities, Inc., Knight Securities, L.P., Schwab Capital Markets, L.P. and F.J. Morrissey & Co., Inc. are market makers for our common stock.

     As of January 6, 2003, the approximate number of registered holders of the holding company's common stock was 494.

     The holding company has not paid any cash dividends on its common stock and does not intend to declare or pay cash dividends in the foreseeable future. Our dividend policy is subject to certain regulatory considerations and the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions. Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor, subject to the restrictions set forth under the Federal Bank Holding Company Act. We may pay cash dividends without regulatory approval if net income available to shareholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

     On November 30, 2002, the holding company concluded its offering of 1,173,415 shares of its common stock, par value $0.01 per share. The shares offered for sale by the holding company were registered pursuant to a Registration Statement on Form SB-2 (File No. 333-87352), which was declared effective by the Securities and Exchange Commission on July 23, 2002. At the conclusion of the offering, the holding company had sold a total of 402,507 shares of its common stock (as adjusted to give effect to the 5% stock distribution made to the shareholders of the holding company on December 31,
2002) for total gross proceeds of $5.4 million. The net offering proceeds of $5.2 million reside in the shareholders' equity section of the holding company's balance sheet. The proceeds will be used to fund further branch and general market expansion in order to continue to create shareholder value.

     In the holding company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002, the holding company reported the expenses it incurred in connection with the offering through September 30, 2002. The holding company incurred an additional $6,600 in legal fees and expenses in connection with the offering between November 14, 2002 and the date of this report. The total net offering proceeds collected by the holding company after deducting the total expenses incurred by the holding company in connection therewith is $5.2 million.

     Pursuant to Post-Effective Amendment No. 1 to its Registration Statement on Form SB-2, the holding company deregistered 790,075 shares of common stock and 870,826 rights to purchase shares of common stock that had been registered pursuant to the Registration Statement on Form SB-2 and not sold during the offering period.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                  ---------------------------------------------------------

     The following discussion and analysis is intended to provide information about the holding company's financial condition and results of operations for the years ended December 31, 2002 and 2001. The following information should be read in conjunction with the holding company's audited financial statements for the years ended December 31, 2002 and 2001, including the related notes thereto, which begin on pages F-1 of this report.

CRITICAL ACCOUNTING POLICIES

     Note (1) to our consolidated financial statements for the years ended December 31, 2002 and 2001, contained elsewhere in this report, includes a summary of our significant accounting policies. We believe our policy, with respect to the methodology for our determination of the allowance for loan losses, involves a high degree of complexity and requires management to make difficult and subjective judgments which often requires assumptions or estimates about uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. This critical policy and its application is periodically reviewed by the holding company's audit committee and board of directors.

OVERVIEW

     Our net profit from operations for the year ended December 31, 2002 was $784 thousand, or $.68 per basic share and $.67 per diluted share compared to a net profit of $537 thousand, or $.50 per basic and diluted share, for the year ended December 31, 2001. Per share earnings have been adjusted in both periods to reflect the 5% stock distributions to the shareholders of Monmouth Community Bancorp paid on December 31, 2002 and 2001. Income tax expense for 2002 was $70,000 as compared to $1,000 in 2001. In addition, loan growth of $27.7 million in 2002 resulted in a provision for loan losses of $373 thousand, or $162 thousand higher than in 2001.

     Total assets at December 31, 2002 were $179.5 million, or 52% higher than the year-end 2001 figure of $118 million. Total deposits of $164.0 million at December 31, 2002 exceeded the December 31, 2001 total by more than $55.1 million. There was one loan charge-off during 2002 totaling $1 thousand that was subsequently recovered. At December 31, 2002, there was one loan in non-accrual status totaling $43 thousand.

     Total assets of $179.5 million at December 31, 2002 were comprised primarily of $7.5 million in Federal funds sold, $70.3 million in investment securities, $89.6 million in net loans and loans available for sale and $8.9 million in cash and due from banks, compared to total assets of $118.0 million at December 31, 2001, which primarily consisted of $9.9 million in Federal funds sold, $40.0 million in investment securities, $61.9 million in net loans and loans available for sale and $3.8 million in cash and due from banks. Total assets at December 31, 2002 were funded primarily through deposits of $164.0 million, a 51% increase over deposits of $108.9 million at December 31, 2001.

     During the year ended December 31, 2002, we experienced one non-accrual loan totaling $43 thousand and a $1 thousand charge-off, which was subsequently recovered, compared to no non-accrual loans and $6,000 charge-offs for the year ended December 31, 2001.

                                                         Year ended December 31,
                                                         -----------------------
                                                          2002             2001
              Performance Ratios:                        -------         -------

              Return on average assets                   0.51%             0.54%
              Return on average shareholders' equity     7.64%             6.18%
              Shareholders' equity to total assets       8.32%             7.53%

RESULTS OF OPERATIONS

GENERAL

     The holding company's principal source of revenue derives from Monmouth Community Bank's net interest income, which is the difference between interest income on earning assets and interest expense on deposits. Interest-earning assets consist principally of loans, securities and federal funds sold, while the sources used to fund such assets consist primarily of deposits. The holding company's net income is also affected by Monmouth Community Bank's provision for loan losses, other income and other expenses. Other income consists primarily of service charges and fees. Other expenses consist primarily of salaries and employee benefits, occupancy costs and other operating related expenses.

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND, IN SOME INSTANCES, 2000

NET INTEREST INCOME

     Net interest income of Monmouth Community Bank was $5.4 million for the year ended December 31, 2002, as compared to $3.8 million for the year ended December 31, 2001. Net interest income for the year ended December 31, 2002 was comprised primarily of $254 thousand in interest on Federal funds sold and due from banks, $5.5 million in interest on loans and $2.5 million in interest on securities, less interest expense on deposits of $2.8 million, whereas net interest income for the year ended December 31, 2001 was comprised primarily of $478 thousand in interest on Federal funds sold and due from banks, $4.3 million in interest on loans and $1.8 million in interest on securities, less interest expense on deposits of $2.7 million.

     Interest-earning assets averaged $144.3 million for the year ended December 31, 2002, a 55% increase over interest-earning assets of $93.1 million for the year ended December 31, 2001. Interest-earning assets for such periods were funded primarily by deposit inflows. Deposits for the year ended December 31, 2002 averaged $141.8 million, of which $120.1 million, or 85%, were interest-bearing. This number represents a 58% increase over total deposits for the year ended December 31, 2001, which averaged $89.6 million of which $73.8 million, or 82%, were interest-bearing.

     Net interest margin, which represents net-interest income as a percentage of average interest-earning assets, was 3.74% for the year ended December 31, 2002, as compared to 4.12% for the year ended December 31, 2001. The net interest margin compression experienced in 2002 and 2001 was primarily attributable to the general interest rate-declines that occurred during such years. During 2002, interest rates, as measured by the prime rate of interest, decreased from 4.75% at the beginning of the year to 4.25% by December 31, 2002. As Monmouth Community Bank generates the majority of its interest income on loans and investments, the prevailing interest rate environment resulted in significantly lower rates available on interest earning assets.

     The following table presents a summary of the principal components of interest income and interest expense for the years ended December 31, 2002, 2001 and 2000:




    (dollars in thousands)       Year ended December 31, 2002   Year ended December 31, 2001  Year ended December 31, 2000
                                 ----------------------------   ----------------------------  ----------------------------

                                 Average             Average    Average             Average    Average             Average
                                 Balance  Interest  Yield/Cost  Balance  Interest  Yield/Cost  Balance  Interest  Yield/Cost
                                 -------  --------  ----------  -------  --------  ----------  -------  --------  ----------


Interest earning assets:

Federal funds sold               $15,484    $  222       1.43%  $12,107  $   455      3.77%    $ 8,618    $  548    6.34%


Loans receivable, gross           77,347     5,481       7.09%   52,917    4,310      8.15%     36,956     3,241    8.77%

Deposits with banks                  535        32       5.92%      396       23      5.86%        133         8    5.89%

Securities                        50,914     2,453       4.82%   27,674    1,755      6.34%     12,558       847    6.74%
                                 -------    ------       ----   -------  -------      ----     -------    ------    ----

    Total interest earning       144,280     8,188       5.67%   93,094    6,543      7.03%     58,265     4,644    7.95%
assets

Cash and due from banks            6,435                          4,113                          3,418

Allowance for loan losses         (1,036)                          (713)                          (466)

Other assets                       2,824                          2,206                          1,274
                                --------                        -------                       --------

Total Assets                    $152,503                        $98,700                       $ 62,491
                                ========                        =======                       ========

Interest bearing liabilities:

Interest bearing demand          $42,274    $  796       1.88%  $27,295  $   778      2.85%    $13,018   $   415    3.18%

Money market                      27,322       707       2.59%    9,368      339      3.62%      5,219       216    4.13%

Savings                           15,247       209       1.37%   10,605      274      2.58%      8,265       279    3.37%

Time                              35,279     1,077       3.05%   26,487    1,312      4.96%     16,386       899    5.47%
                               ---------    ------       ----   -------   ------      ----    --------     -----    ----

    Total interest bearing
liabilities                      120,122     2,789       2.32%   73,755    2,703      3.67%     42,888     1,809    4.21%

Non-interest bearing demand       21,727                         15,893                         11,301

Other liabilities                    386                            361                            244

Shareholders' equity              10,268                          8,691                          8,058
                                --------                        -------                        -------
 Total liabilities and          $152,503                        $98,700                        $62,491
 shareholders' equity           ========                        =======                        =======


Net interest income                         $5,399                       $ 3,840                         $ 2,835
                                            ======                       =======                         =======

Net interest rate spread (1)                             3.35%                        3.36%                         3.74%

Net interest margin (2)                                  3.74%                        4.12%                         4.87%

--------------------------
  1 Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
  2 Net interest margin represents net interest income divided by average interest-earning assets.

Rate Volume Analysis

         The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected Monmouth Community Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate (in thousands).



                                        Year ended December 31, 2002                Year ended December 2001
                                                 Compared to                              Compared to
                                        Year ended December 31, 2001              Year ended December 31, 2000
                                   -------------------------------------     -----------------------------------

                                      Increase (Decrease)                      Increase (Decrease)
                                       Due to Change in:        Total           Due to Change in:         Total
                                   ----------------------      Increase      ----------------------     Increase
                                      Volume        Rate      (Decrease)         Volume        Rate    (Decrease)
(in thousands)                     ---------     -------      ----------       --------      -------   ----------

Interest Income:

  Loans                            $  1,789      $  (618)      $   1,171       $  1,306      $  (237)   $   1,069

  Securities                           1,199        (501)            698            962          (54)         908

  Other interest-bearing deposits          9         ---               9             15          ---           15

  Federal funds sold                     102        (335)           (233)           177         (269)         (92)
                                   ---------     -------       ---------       --------      -------    ---------
   Total interest-earning assets       3,099      (1,454)          1,645          2,460         (560)       1,900


Interest Expense:

  Interest-bearing checking              337        (319)             18            410          (47)         363

  Savings deposits                        93        (158)            (65)            69          (74)          (5)

  Money market deposits                  489        (121)            368            153          (30)         123

  Time deposits                          358        (593)           (235)           505          (91)         414
                                   ---------     -------       ---------       --------      -------    ---------
   Total interest-bearing
     liabilities                       1,277      (1,191)             86          1,137         (242)         895
                                   ---------     -------       ---------       --------      -------    ---------


Net interest income                $   1,822     $  (263)      $   1,559       $  1,323      $  (318)   $   1,005
                                   =========     =======       =========       ========      =======    =========

PROVISION FOR LOAN LOSSES

         For the year ended December 31, 2002, Monmouth Community Bank's provision for loan losses was $373 thousand, as compared to $211 thousand for the prior year.

         See "Financial Condition - Allowance for Loan Losses and Related Provision" for a further discussion on provision for loan losses.

NON-INTEREST INCOME

         Non-interest income was $748 thousand for the year ended December 31, 2002, as compared to $440 thousand for the year ended December 31, 2001, an increase of $308 thousand, or 70%. The increase was due primarily to gains on the sale of available for sale securities which totaled $159 thousand for 2002 and $0 for 2001, net gains on the sale of residential mortgage loans, servicing released, which was $64 thousand for the year ended December 31, 2002, as compared to $57 thousand for the prior year. Service charges on bank accounts were $438 thousand for the year ended December 31, 2002, as compared to $354 thousand for the prior year. Loan fees totaled $87 thousand for the year ended December 31, 2002, as compared to $29 thousand for the prior year.

NON-INTEREST EXPENSE

         Non-interest expense includes, among other costs and expenses, salaries, costs of employee benefits, professional and application fees and occupancy expense. Non-interest expense for the year ended December 31, 2002 was $4.9 million, as compared to non-interest expense of $3.5 million for the year ended December 31, 2001. This increase was due to expenses incurred to support the general growth of Monmouth Community Bank. During 2002, Monmouth Community Bank opened one new branch. The Ocean Grove branch was opened in September of 2002.

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NET INTEREST INCOME

         Net interest income of Monmouth Community Bank was $3.8 million for the year ended December 31, 2001, as compared to $2.8 million for the year ended December 31, 2000. Net interest income for the year ended December 31, 2001 was comprised primarily of $478 thousand in interest on Federal funds sold, $4.3 million in interest on loans and $1.8 million in interest on securities, less interest expense on deposits of $2.7 million, whereas net interest income for the year ended December 31, 2000 was comprised primarily of $556 thousand in interest on Federal funds sold, $3.2 million in interest on loans and $847 thousand in interest on securities, less interest expense on deposits of $1.8 million.

         Interest-earning assets averaged $93.1 million for the year ended December 31, 2001, a 60% increase over interest-earning assets of $58.3 million for the year ended December 31, 2000. Interest-earning assets for such periods were funded primarily by deposit inflows. Deposits for the year ended December 31, 2001 averaged $89.6 million, of which $73.8 million, or 82%, were interest-bearing. This number represents a 65% increase over total deposits for the year ended December 31, 2000, which averaged $54.2 million, of which $42.9 million, or 79%, were interest-bearing.

         Net interest margin, which represents net-interest income as a percentage of average interest-earning assets, was 4.12% for the year ended December 31, 2001, as compared to 4.87% for the year ended December 31, 2000. The net interest margin compression experienced in 2001 was primarily attributable to the general interest rate-declines that occurred during such year. During 2001, interest rates, as measured by the prime rate of interest, decreased from 9.50% at the beginning of the year to 4.75% by December 31, 2001. As Monmouth Community Bank generates the majority of its interest income on loans and investments, the prevailing interest rate environment resulted in significantly lower rates available on interest earning assets.

PROVISION FOR LOAN LOSSES

         For the year ended December 31, 2001, Monmouth Community Bank's provision for loan losses was $211 thousand, as compared to $291 thousand for the prior year.

         See "Financial Condition - Allowance for Loan Losses and Related Provision" for a further discussion on provision for loan losses.

NON-INTEREST INCOME

         Non-interest income was $440 thousand for the year ended December 31, 2001, as compared to $361 thousand for the year ended December 31, 2000, an increase of $79 thousand, or 22%. The increase was due primarily to net gains on the sale of residential mortgage loans, servicing released, which was $57 thousand for the year ended December 31, 2001, as compared to $0 for the prior year. Service charges on bank accounts were $354 thousand for the year ended December 31, 2001, as compared to $324 thousand for the prior year. Loan fees totaled $29 thousand for the year ended December 31, 2001, as compared to $37 thousand for the prior year.

NON-INTEREST EXPENSE

         Non-interest expense includes, among other costs and expenses, salaries, costs of employee benefits, professional and application fees and occupancy expense. Non-interest expense for the year ended December 31, 2001 was $3.5 million, as compared to non-interest expense of $2.7 million for the year ended December 31, 2000. This increase was due to expenses incurred to support the general growth of Monmouth Community Bank. During 2001, Monmouth Community Bank opened two new branches and effectively doubled the size of its operations. The Neptune City branch was opened in July of 2001 and the Little Silver branch was opened in December of that same year.

FINANCIAL CONDITION

SECURITIES PORTFOLIO

         At December 31, 2002, Monmouth Community Bank's securities portfolio consisted of obligations of United States Government sponsored agencies and mortgaged-backed securities of United States Government sponsored agencies. Securities held to maturity of $25.5 million at December 31, 2002, represented a decrease of $1.8 million over the year ended December 31, 2001 total of $27.3 million. Securities available for sale had a market value of $44.8 million at December 31, 2002, representing an increase of $32.1 million over the December 31, 2001 total of $12.7 million.

         The following table summarizes the maturity and weighted average yields in each of Monmouth Community Bank's securities portfolios at December 31, 2002:


                                                              Over          Over
Maturities and weighted average yields:         Within       1 to 5       5 to 10       Over 10
(dollars in thousands)                          1 Year        Years        Years         Years        Total
                                              ----------   ---------    ----------    ---------    -----------
Securities held to maturity:

Mortgage-backed securities:
   Amortized cost                             $     ---    $     379    $    2,407    $   8,460    $    11,246
   Weighted average yield                           ---         7.40%         4.70%        5.10%          5.10%
Obligations of U.S. Government agencies
   Amortized cost                                    ---      14,293           ---          ---         14,293
   Weighted average yield                            ---        3.74%          ---          ---           3.74%
                                              ----------------------------------------------------------------
Total securities held to maturity
   Amortized cost                             $      ---   $  14,672    $    2,407    $   8,460    $    25,539
   Weighted average yield                            ---        3.83%         4.70%        5.10%          4.34%
                                              ================================================================

Securities available for sale:

Mortgage-backed securities:
   Amortized cost                             $      ---   $     ---    $   33,101    $   9,688    $    42,789
   Weighted average yield                            ---         ---          4.16%        3.69%          4.05%
Obligations of U.S. Government agencies
   Amortized cost                                    ---       2,002           ---          ---          2,002
   Weighted average yield                            ---        3.00%          ---          ---           3.00%
                                              ----------------------------------------------------------------
Total securities available for sale
   Amortized cost                             $      ---   $   2,002    $   33,101    $   9,688    $    44,791
   Weighted average yield                            ---        3.00%         4.16%        3.69%          4.00%
                                              ================================================================


         Securities held to maturity of $25.5 million at December 31, 2002, represented an decrease of 7% or $1.8 million below the year ended December 31, 2001. Securities available for sale had a market value of $44.8 million at December 31, 2002, representing an increase of 253%, or $32.1 million, over the $12.7 million at December 31, 2001.

         The following table summarizes the maturity and weighted average yield in each category of Monmouth Community Bank's securities portfolios at December 31, 2001:


                                                              Over          Over
Maturities and weighted average yields:         Within       1 to 5       5 to 10       Over 10
(dollars in thousands)                          1 Year        Years        Years         Years        Total
                                              ----------   ---------    ----------    ---------    -----------
Securities held to maturity:

Mortgage-backed securities:
   Amortized cost                             $      ---   $     832           ---    $  14,457    $    15,289
   Weighted average yield                            ---        6.90%          ---         6.03%          6.08%
Obligations of U.S. Government agencies
   Amortized cost                                    ---      12,000           ---          ---         12,000
   Weighted average yield                            ---        5.48%          ---          ---           5.48%
Total securities held to maturity
   Amortized cost                             $      ---   $  12,832           ---    $  14,457    $    27,289
   Weighted average yield                            ---        5.57%          ---         6.03%          5.81%
                                              ================================================================

Securities available for sale:

Mortgage-backed securities:
   Amortized cost                             $      ---         ---    $    4,011    $   5,611    $     9,622
   Weighted average yield                            ---         ---          5.09%        6.24%          5.75%
Obligations of U.S. Government agencies
   Amortized cost                                    ---       3,057           ---          ---          3,057
   Weighted average yield                            ---        6.51%          ---          ---           6.51%
                                              ------------ ------------ ------------- ------------ ------------
Total securities available for sale
   Amortized cost                             $      ---     $    3,057 $    4,011    $   5,611    $    12,679
   Weighted average yield                            ---         6.51%        5.09%        6.24%          5.93%
                                              ================================================================

INVESTMENT POLICY

         Our board of directors has adopted an investment policy to govern the investment function of Monmouth Community Bank, which includes the purchase of securities for the held-to-maturity and available-for-sale portfolios and the sale of securities from the available-for-sale portfolio.

         The basic objectives of the investment function are:

         o to keep Monmouth Community Bank's funds fully employed at the maximum after-tax return;
         o to minimize exposure to credit risk; and
         o to provide liquidity required by current circumstances.

         As used in our investment policy and in other policies of Monmouth Community Bank, the term "liquidity" refers to the expected cash flow from performing assets and secondary to borrowings secured by performing assets. These two sources of liquidity are expected to fund the operations of Monmouth Community Bank. For this reason, unless otherwise indicated, the term "liquidity" in Monmouth Community Bank's policies does not refer to proceeds from the sale of assets, except for the sale of assets available-for-sale.

         Investment management therefore emphasizes:

         o preservation of principal;
         o strong cash-flow characteristics;
         o ready availability of credit information;
         o appropriateness of size both as to Monmouth Community Bank and as to an obligor's outstanding debt;
         o eligibility as collateral for public-agency deposits and customer repurchase-agreement accounts; and
         o broad marketability, as an indicator of quality.

         The purpose of bonds in the held-to-maturity portfolio is to provide earnings consistent with the safety factors of quality, maturity and risk diversification. This purpose is reflected in the accounting principle that carrying a debt security at amortized cost is appropriate only if the investment committee of Monmouth Community Bank has the positive intent and ability to hold that security to maturity. Management should be indifferent to price fluctuations unrelated to the continuing ability of a security to contribute to recurring income. For purposes of our investment policy, a security shall be deemed to have matured if it is sold (i) within 3 months of maturity or a call date if exercise of the call is probable, or (ii) after collection of at least 85% of the principal outstanding at acquisition.

         Debt securities that are not positively expected to be held to maturity, but rather for indefinite periods of time, and equity securities, shall be booked to the available-for-sale portfolio, which shall be monitored daily and reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a tax-effected net amount in a separate component of shareholders' equity. However, in calculating and reporting regulatory capital, only net unrealized losses on marketable equity securities is deducted from Tier 1 or core capital.

LOAN PORTFOLIO

         Monmouth Community Bank's primary policy goal is to establish a sound credit portfolio that contributes, in combination with other earning assets, to a satisfactory return on assets, return on shareholders' equity and capital to asset ratio.

         Monmouth Community Bank conducts both commercial and retail lending activities. The loan approval process at Monmouth Community Bank is driven by the aggregate indebtedness of the borrower. Executive officers with lending authority and loans officers have various loan approval authorities up to $250,000. All credit accommodations exceeding $250,000 are referred to Monmouth Community Bank's loan committee for review and approval. The loan committee is comprised of internal officers and outside directors. A loan officer with a loan application for more than $250,000 presents a full analysis of the proposed credit accommodation to the members of the loan committee for their consideration. The analysis includes, among other things, the following:

         o a description of the borrower;
         o the loan purpose and use of proceeds;
         o the requested loan amount;
         o the recommended term;
         o the recommended interest rate;
         o primary, secondary and tertiary sources of repayment;
         o proposed risk rating;
         o full collateral description;
         o fees (if any);
         o full borrower financial analysis including comparative balance sheets, income statements and statements of cash flows; and
         o inherent strengths and weaknesses of the borrower.

         A similar analysis is prepared by the loan officer for those loan applications that are for amounts at or below the $250,000 threshold. This analysis is reviewed by the senior loan officer and credit officer prior to loan approval.

         Monmouth Community Bank utilizes a comprehensive approach to loan underwriting. The primary quantitative determinants in the underwriting process include creditworthiness of the borrower, cash flow from income or operations and the ability to secure an adequate collateral package.

         For commercial loans, the collateral package is somewhat dependent on the loan type. Commercial lines of credit, term loans and time notes are typically secured by a general lien on business assets, and qualified (typically less than 90 days) accounts receivable. Commercial mortgage loans are secured by the underlying property with an acceptable equity margin. Personal guarantees from the principals of a business are often required. In general, Monmouth Community Bank requires that income available to service debt repayment requirements be equal to at least 125% of those requirements.

         Commercial loans are often subject to cyclical economic risks of the underlying business(s) of the borrower. Such risks are generally reduced during the loan approval process.

For example, Monmouth Community Bank requires that a loan amount be less than the value of the collateral securing the loan and that the standard cash flow analysis of the commercial borrower shows an ample margin for debt service even with significant business contraction. Commercial mortgage underwriting also requires that available funds for debt service exceed debt service requirements.

         Retail or consumer loans offered include home equity loans, home equity lines of credit, direct automobile loans and unsecured loans. Underwriting criteria for home equity products include an acceptable score for the borrower(s), a loan to value not to exceed 75% and a debt service to income maximum of 45%. Such criteria provides Monmouth Community Bank with underwriting comfort without placing the institution in a position of competitive disadvantage.

         There are a number of risks associated with the granting of consumer loans. While income and equity or collateral values are primary determinants of the loan approval process for consumer loans, Monmouth Community Bank also gives much consideration to employment and debt payment history of the borrower(s). As with the commercial underwriting process, consumer loans require both an income cushion and a collateral cushion. Such criteria provide for a margin should a borrower's income diminish or the collateral servicing the loan depreciate in value.

         The granting of loans, by definition, have attendant risks. Monmouth Community Bank attempts to mitigate risks through sound credit underwriting. Each loan that Monmouth Community Bank approves undergoes credit scrutiny that results in a quantification of risk and then the assignment of a risk rating. Individual risk ratings carry with them a required reserve that is used to fund Monmouth Community Bank's allowance for loan losses. The inherent risk associated with each loan is a function of loan type, collateral, cash flow, credit rating, general economic conditions and interest rates.

         Monmouth Community Bank is limited by regulation as to the total amount which may be committed and lent to a borrower and its related entities. Monmouth Community Bank's legal lending limit is equal to 15% of its capital funds, including capital stock, surplus, retained earnings and the allowance for loan losses. Monmouth Community Bank may lend an additional 10% of its capital funds to a borrower and its related entities if the additional loan or extension of credit is fully secured by readily marketable collateral having a market value at least equal to the amount borrowed. The additional limitation is separate from and in addition to the general limitation of 15%.

         The following table summarizes net loans outstanding by loan category and amount at December 31, 2002 and 2001.

     (in thousands)                     December 31, 2002      December 31, 2001
                                        -----------------      -----------------
     Commercial and industrial loans      $     25,578             $    23,212
     Real estate loans - commercial             46,944                  26,960
     Home equity and second mortgages           14,816                  11,182
     Consumer loans                              3,218                   1,113
                                          ------------             -----------
                                                90,556                  62,467
     Less allowance for loan losses              1,228                     855
                                          ------------             -----------
     Net loans                            $     89,328             $    61,612
                                          ============             ===========
     Loans held for sale                  $        302             $       269
                                          ============             ===========

         For the twelve months ended December 31, 2002, net loans increased by $27.8 million, or 45%, from the $61.9 million at December 31, 2001.

         For the twelve months ended December 31, 2002, commercial and industrial loans and commercial real estate loans increased by $22.4 million, or 45%, from the $50.2 million at December 31, 2001.

         During 2002, home equity and second mortgages increased by $3.6 million to $14.8 million at December 31, 2002, which represents a 32% increase from the $11.2 million at December 31, 2001.

         The following table summarizes the maturities of loans by category and whether such loans are at a fixed or floating rate at December 31, 2002.


                                                                           December 31, 2002
                                                  ---------------------------------------------------------------------

Maturity and repricing data for loans:             Within    Over 1 to 3 Over 3 to 5 Over 5 to 10   Over 10
(in thousands)                                     1 Year       Years       Years        Years        Years     Total
                                                  ---------------------------------------------------------------------
Loans secured by 1-4 family residential
properties
    Fixed rate                                    $   1,112  $    1,726   $   2,366   $      388    $     0    $ 5,592
    Adjustable rate                                  15,401         ---         ---          ---        ---     15,401

All other loans secured by real estate
    Fixed rate                                        1,550      11,149      25,973        4,907        ---     43,579
    Adjustable rate                                   7,094         ---         ---          ---        ---      7,094

All other loans
    Fixed rate                                        3,421       3,033       4,943          149         13     11,559
    Adjustable rate                                   7,633         ---         ---          ---        ---      7,633
                                                  ---------------------------------------------------------------------
Total                                             $  36,211  $   15,908   $  33,282   $    5,444    $    13    $90,858
                                                  =====================================================================


         The following table summarizes the maturities of loans by category and whether such loans are fixed or floating rate at December 31, 2001.


                                                                           December 31, 2001
                                                  ---------------------------------------------------------------------

Maturity and repricing data for loans:             Within    Over 1 to 3  Over 3 to 5 Over 5 to 10   Over 10
(in thousands)                                     1 Year       Years       Years         Years        Years     Total
                                                  ---------------------------------------------------------------------
Loans secured by 1-4 family residential
properties
    Fixed rate                                    $    376   $    1,469   $   3,186   $      167    $   770   $  5,968
    Adjustable rate                                  7,348          ---         ---          ---        ---      7,348

All other loans secured by real estate
    Fixed rate                                          64        7,652      15,320        2,171        ---     25,207
    Adjustable rate                                  5,000          ---         ---          ---        ---      5,000

All other loans
    Fixed rate                                       2,198        2,845       4,527          169          6      9,745
    Adjustable rate                                  9,468          ---         ---          ---        ---      9,468
                                                  ---------------------------------------------------------------------
Total                                             $ 24,454   $   11,966   $  23,033   $    2,507    $   776    $62,736
                                                  =====================================================================

NON-PERFORMING LOANS

         Loans are considered to be non-performing if they are (i) on a non-accrual basis, (ii) are past due ninety (90) days or more and still accruing interest, or (iii) have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. A loan which is past due ninety (90) days or more and still accruing interest remains on accrual status only where it is both adequately secured as to principal and is in the process of collection. Monmouth Community Bank had one non-performing loan at December 31, 2002 totaling $43 thousand and none at December 31, 2001.

POTENTIAL PROBLEM LOANS

         In addition to non-performing loans, Monmouth Community Bank maintains a "watch list" of loans which are subject to heightened scrutiny and more frequent review by management. Loans may be placed on the "watch list" because of documentation deficiencies, or because management has identified "structural weaknesses" which potentially could cause such loans to become non-performing in future periods.

         As of December 31, 2002 and 2001, there were no loans identified as having structural weaknesses on the "watch list." The total balance of loans on the "watch list" at December 31, 2002 and 2001 was $2.9 million and $1.6 million, respectively.

ALLOWANCE FOR LOAN LOSSES AND RELATED PROVISION

         The allowance for loan losses is a valuation reserve available for losses incurred or expected on extension of credit. The determination of the adequacy of the allowance for loan losses is a critical accounting policy of Monmouth Community Bank, due to the inherently subjective nature of the evaluation. Credit losses primarily arise from Monmouth Community Bank's loan portfolio, but also may be derived from other credit-related sources, including commitments to extend credit. Additions are made to the allowance through periodic provisions which are charged to expense. All losses of principal are charged to the allowance when incurred or when a determination is made that a loss is expected. Subsequent recoveries, if any, are credited to the allowance.

         As part of our evaluation of the adequacy of our allowance for loan losses, each quarter we prepare a worksheet. This worksheet categorizes the entire loan portfolio by certain risk characteristics such as loan type (commercial, commercial real estate, one- to four-family, consumer, etc.) and loan risk rating.

         Loan risk ratings for every loan are determined by individual loan officers who consider various factors including the borrower's current financial condition and payment status, historical loan performance, underlying collateral, as well as internal loan review and regulatory ratings. Any loans with known potential losses are categorized and reserved for separately.

         The loss factors applied to each loan risk rating are inherently subjective in nature, and, in Monmouth Community Bank's circumstances, even more so due to the relatively unseasoned nature of the loan portfolio and the lack of any meaningful charge-off experience. Loss factors are assigned to loan risk rating categories on the basis of our assessment of the potential risk inherent in each loan type. Key factors we consider in determining loss factors for each loan type include the current real estate market conditions, changes in the trend of delinquencies and non-performing loans, the current state of the local and national economy, loan portfolio growth and changes in composition and concentrations within the portfolio. The loss factors are evaluated by management on a quarterly basis and any adjustments are approved by the board of directors of the holding company. There have been no significant changes in loss factors in 2002 compared to 2001.

         We establish the provision for loan losses after considering the allowance for loan loss worksheet, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, loan delinquency trends and peer group analysis. Monmouth Community Bank's allowance for loan losses is allocated on an individual loan basis and Monmouth Community Bank does not maintain an unallocated allowance for loan losses. We have applied this process consistently and have made minimal changes in the estimation methods and assumptions that we have used.

         Our primary lending emphasis is the origination of commercial real estate loans, commercial and industrial loans, and to a lesser extent, home equity and second mortgages. As a result of our strategic plans and lending emphasis, we have a loan concentration in commercial loans at December 31, 2002 and 2001, the majority of which are secured by real property located in New Jersey.

         Based on the composition of our loan portfolio and the growth in our loan portfolio over the past four years, we believe the primary risks inherent in our portfolio are possible increases in interest rates, a possible decline in the economy, generally, and a possible decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies and loan losses.

         The provision for loan losses was $373 thousand for 2002, as compared to $211 thousand for 2001. The provision for loan losses increased in 2002 as compared to 2001 primarily due to an increased rate of loan growth in 2002 as compared to the loan growth experienced in 2001. Changes in loan portfolio composition and asset quality had no significant impact on the calculation of the allowance for loan losses and related provision in 2002 and 2001. Loan portfolio composition remained consistent in 2002 as compared to 2001 with commercial loans comprising 80% of total loans outstanding at December 31, 2002. In addition, Monmouth Community Bank had one non-accrual or impaired loan at December 31, 2002 totaling $43 thousand as compared to none at December 31, 2001. Loans outstanding totaled $90.9 million at December 31, 2002, as compared to $62.7 million at December 31, 2001, an increase of 45%. The allowance for loan losses increased to $1,228 thousand, or 1.36%, at December 31, 2002, as compared to $855 thousand, or 1.36%, at December 31, 2001.

         The following table summarizes Monmouth Community Bank's allowance for loan losses for the years ended December 31, 2002 and 2001.


         (in thousands)                                          December 31, 2002    December 31, 2001
                                                                 -----------------    -----------------
         Balance, beginning of year                                    $    855             $    650

         Provision charged to expense                                       373                  211

         Charge-offs                                                        (1)                  (6)

         Recoveries                                                           1                    0

         Balance, end of year                                          $  1,228             $    855
                                                                       ========             ========
         Ratio of allowance for loan losses
           to total loans                                                  1.36%                1.36%

         Ratio of net charge-offs to average loans
           outstanding                                                     0.00%                0.01%



         The following table sets forth Monmouth Community Bank's percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated (dollars in thousands):



                      December 31, 2002                December 31, 2001
                ------------------------------   -------------------------------

                                     Percent                           Percent
                         Percent     of                    Percent     of
                         of          loans                 of          loans
                         allowance   to                    allowance   to
                         to total    total                 to total    total
                Amount   allowance    loans       Amount   allowance    loans
                -------- ----------- ---------   --------- ----------- ---------
Commercial
  loans         $ 1,007      82.0%      79.8%    $   709       82.9%      80.4%

Consumer loans      221      18.0%      20.2%        146       17.1%      19.6%
                -------     ------     ------    -------      ------     ------
Total           $ 1,228     100.0%     100.0%    $   855      100.0%     100.0%
                =======     ======     ======    =======      ======     ======

DEPOSITS

         One of Monmouth Community Bank's primary strategies is the accumulation and retention of core deposits. Core deposits are defined as of all deposits except certificates of deposits in excess of $100 thousand.

         Total deposits were $164.0 million at December 31, 2002, an increase of $55.1 million, or 51%, from the year ended December 31, 2001 total of $108.9 million. Core deposits as a percentage of total deposits were 84% at December 31, 2002 as compared to 86% at December 31, 2001.

         The following table represents categories of Monmouth Community Bank's deposits at December 31, 2002 and 2001.



                                                     December 31,   December 31,
                                                     ------------   ------------
    (in thousands)                                       2002            2001
                                                         ----            ----

   Demand deposits, non-interest bearing             $  22,581       $   17,215

   Savings, N.O.W. and money market accounts            98,328           63,603

   Certificates of deposit of less than $100,000        16,863           12,308

   Certificates of deposit of $100,000 or more          26,235           15,766
                                                     ---------       ----------
   Total deposits                                    $ 164,007       $  108,892
                                                     =========       ==========

         The following table represents categories of Monmouth Community Bank's average deposit balances and weighted average interest rates for the years ended December 31, 2002 and 2001.


                                                           December 31,               December 31,
                                                      ----------------------      ---------------------
         (in thousands)                                        2002                       2001
                                                               ----                       ----
                                                                   Weighted                   Weighted
                                                       Average     Average         Average    Average
                                                       Balance       Rate          Balance      Rate
                                                      -----------  ---------      ---------   ---------
         Demand deposits, non-interest bearing        $   21,727        ---%      $  15,893        ---%
         Savings, N.O.W. and money market accounts        84,843       2.02%         47,268       2.94%
         Certificates of deposit of less than
         $100,000                                         13,572       3.43%         11,144       5.12%
         Certificates of deposit of $100,000 or more      21,707       2.82%         15,343       4.84%
                                                      -----------  ---------      ---------   ---------
         Total deposits                               $  141,849       1.97%      $  89,648       3.02%
                                                      ===========  =========      =========   =========



         At December 31, 2002, Monmouth Community Bank had $43.1 million in time deposits maturing as follows (in thousands):

                                                                               Over 1
                                                    3 months     Over 3 to    year to 3
                                                     or less     12 months      years     Over 3 years     Total
                                                   ------------ ------------ ------------ ------------- ------------

Less than $100,000                                 $   3,640    $    8,672   $    3,496   $    1,055    $   16,863

Equal to or more than $100,000                        15,666         9,304          956          309        26,235
                                                   ------------ ------------ ------------ ------------- ------------
Total                                              $  19,306    $   17,976   $    4,452   $    1,364    $   43,098
                                                   ============ ============ ============ ============= ============

         At December 31, 2001, Monmouth Community Bank had $28.1 million in time deposits maturing as follows (in thousands):

                                                                               Over 1
                                                    3 months     Over 3 to    year to 3
                                                     or less     12 months      years     Over 3 years     Total
                                                   ------------ ------------ ------------ ------------- ------------

Less than $100,000                                 $   5,599    $    4,073   $    2,174   $      462    $   12,308

Equal to or more than $100,000                         8,815         6,498          353          100        15,766
                                                   ------------ ------------ ------------ ------------- ------------
Total                                              $  14,414    $   10,571   $    2,527   $      562    $   28,074
                                                   ============ ============ ============ ============= ============

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity defines the ability of Monmouth Community Bank to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank's asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements. During the past two years, the liquidity needs of Monmouth Community Bank were primarily met by cash on hand and loan and investment amortizations. Monmouth Community Bank invests funds not needed for operations (excess liquidity) primarily in daily Federal funds sold. With adequate cash inflows resulting from deposits during the years 2002 and 2001, Monmouth Community Bank maintained levels of short-term assets sufficient to maintain ample liquidity. During 2002, Monmouth Community Bank built a large secondary source of liquidity known as Investment Securities Available for Sale. The market value of that portfolio was $44.8 million at December 31, 2002 and $12.7 million at December 31, 2001.

         It has been Monmouth Community Bank's experience that its deposit base, both core (which is defined as transaction accounts and term deposits of less than $100,000) and non-core (which is defined as term deposits of $100,000 or more) is primarily relationship-driven and not highly sensitive to changes in interest rates. However, adequate sources of reasonably priced on-balance sheet funds, such as overnight Federal funds sold, due from banks and short-term investments maturing in less than one year, must be continually accessible for times of need. This is accomplished primarily by the daily monitoring of certain accounts for sufficient balances to meet future loan commitments, as well as measuring Monmouth Community Bank's liquidity position on a monthly basis.

         Supplemental sources of liquidity include large certificates of deposit, wholesale and retail repurchase agreements, and lines of credit with correspondent banks. Correspondent banks, which are typically referred to as "banker's banks," offer essential services such as cash letter processing, investment services, loan participation support, wire transfer operations and other traditional banking services. Brokered deposits, which are deposits obtained, directly or indirectly, from or through the mediation or assistance of a deposit broker, may be utilized as supplemental sources of liquidity only if authorized by our board of directors in an addendum to Monmouth Community Bank's balance sheet management policy. Contingent liquidity sources may include off-balance sheet funds, such as advances from both the Federal Home Loan Bank (once approved) and the Federal Reserve Bank, and Federal funds purchase lines with "upstream" correspondents. An additional source of liquidity is made available by curtailing loan activity and instead using the available cash to fund short-term investments such as overnight Federal funds sold or other approved investments maturing in less than one year. In addition, future expansion of Monmouth Community Bank's retail banking network will create additional sources of liquidity from new deposit customer relationships.

         Monmouth Community Bank is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Monmouth Community Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Monmouth Community Bank must meet specific capital guidelines that involve quantitative measures of Monmouth Community Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Monmouth Community Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. See "Item 1 Description of Business - Government Regulation."

         Quantitative measures established by regulation to ensure capital adequacy require Monmouth Community Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk weighted assets, and of Tier 1 capital to average assets (leverage ratio). We believe that, as of December 31, 2002, Monmouth Community Bank met all capital adequacy requirements to which it is subject.

         As of December 31, 2002, the most recent notification from the Office of the Comptroller of the Currency categorized Monmouth Community Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that we believe have changed Monmouth Community Bank's category.

         Monmouth Community Bank's actual capital ratios at December 31, 2002 and December 31, 2001 are presented in the following table:

                                            Tier I                      Tier I
                                         Capital to                  Capital to              Total Capital to
                                     Average Assets Ratio           Risk Weighted               Risk Weighted
           Capital Ratios              (Leverage Ratio)               Asset Ratio                Asset Ratio
------------------------------      --------------------------  --------------------------  ---------------------
                                         December 31,                December 31,               December 31,
                                    --------------------------  --------------------------  ---------------------
                                      2002          2001         2002           2001         2002           2001
                                      ----          ----         ----           ----         ----           ----

Monmouth Community Bank                8.12%        7.68%         14.19%       11.60%         15.37%       12.73%


"Adequately capitalized"
   institution (under Federal
   regulations)                        4.00%        4.00%         4.00%        4.00%           8.00%        8.00%


"Well capitalized" institution
   (under Federal regulations)         5.00%        5.00%          6.00%        6.00%         10.00%       10.00%



IMPACT OF INFLATION

         The financial statements and related financial data presented in this report have been prepared in accordance with generally accepted principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operation of the holding company and Monmouth Community Bank is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. We believe that continuation of our efforts to manage the rates, liquidity and interest sensitivity of our assets and liabilities is necessary to generate an acceptable return on assets.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The Company has adopted the expanded disclosure provisions of this statement effective December 31, 2002.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

         The consolidated financial statements and supplementary data of the holding company called for by this item are submitted under a separate section of this report. Reference is made to the Index of Financial Statements contained on page F-1 herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         --------------------

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         -------------------------------------------------

         The information required under this Item with respect to the holding company's directors and executive officers is contained in the holding company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 29, 2003, under the captions "Election of Directors," "Compliance with
Section 16(a) of the Securities Exchange Act" and "Executive Officers" and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

         The information required under this Item with respect to executive compensation is contained in the holding company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 29, 2003, under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
         ---------------------------

         The information required by Items 201(d) and 403 of Regulation S-B is contained in the holding company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May29, 2003, under the captions "Securities Authorized for Issuance under Equity Compensation Plan" and "Principal Shareholders and Security Ownership of Management" and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         The information required by this item is contained in the holding company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 29, 2003, under the caption "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

   a)    EXHIBITS
         --------

         Reference is made to the Index of Exhibits beginning on page E-1 herein.

   b)    Reports on Form 8-K:
         -------------------

         During the three months ended December 31, 2002, the Registrant filed with the Securities and Exchange Commission the following four Current Reports on Form 8-K:

            On October 16, 2002, the Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission. This Current Report on Form 8-K, filed pursuant to Item

5 of that Form, reported the conclusion of the Registrant's offering to its shareholders of record as of July 23, 2002 of 1,023,415 rights to purchase shares of the Registrant's common stock pursuant to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352).

         On November 4, 2002, the Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission. This Current Report on Form 8-K, filed pursuant to Item 5 of that Form, reported that the Registrant had issued a press release on October 31, 2002, announcing a 108% increase in third quarter earnings.

         On December 16, 2002, the Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission. This Current Report on Form 8-K, filed pursuant to Item 5 of that Form, reported that the Registrant's board of directors had declared a five-percent stock distribution payable on December 31, 2002 to the Registrant's shareholders of record as of December 16, 2002.

         On December 23, 2002, the Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission. This Current Report on Form 8-K, filed pursuant to Item 5 of that Form, reported that Solomon Dwek had resigned from the Registrant's board of directors.

         There were no financial statements filed with any of the above described Current Reports on Form 8-K.

ITEM 14. CONTROLS AND PROCEDURES
         -----------------------

         As required by Rule 13a-15 under the Exchange Act, within ninety
(90) days prior to the filing date of this report, the holding company carried out an evaluation of the effectiveness of the design and operation of the holding company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the holding company's management, including the holding company's Chairman and Chief Executive Officer and the holding company's Chief Financial Officer, who concluded that the holding company's disclosure controls and procedures are effective. There have been no significant changes in the holding company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the holding company carried out its evaluation.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the holding company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the holding company's reports filed under the Exchange Act is accumulated and communicated to management, including the holding company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MONMOUTH COMMUNITY BANCORP



Date:  March 27, 2003                   By: /s/ James S. Vaccaro
                                            ____________________________________
                                            James S. Vaccaro
                                            Chairman and Chief Executive Officer



         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James S. Vaccaro and Richard O. Lindsey and each of them, his true and lawful attorneys-in-fact and agents for him and in his name, place an stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the following persons in the capacities and on the dates stated.


              Signatures                  Title                      Date
              ----------                  -----                      ----

         /s/ James S. Vaccaro    Chairman of the Board of         March 27, 2003
         ____________________    Directors and Chief Executive
             James S. Vaccaro    Officer (Principal Executive
                                 Officer)

         /s/ Anthony Giordano, III     Senior Vice President      March 27, 2003
         _________________________     and Chief Financial Officer
             Anthony Giordano, III     (Principal Financial and
                                       Accounting Officer)

         /s/ Richard O. Lindsey        President and Director     March 27, 2003
         _________________________
             Richard O. Lindsey

         /s/ John A. Brockriede        Director                   March 27, 2003
         _________________________
             John A. Brockriede

         /s/ James G. Aaron            Director                   March 27, 2003
         _________________________
             James G. Aaron

         /s/ Mark R. Aikins            Director                   March 27, 2003
         _________________________
             Mark R. Aikins

         /s/ Nicholas A. Alexander     Director                   March 27, 2003
         _________________________
             Nicholas A. Alexander

         /s/ John F. McCann            Director                   March 27, 2003
         _________________________
             John F. McCann

         /s/ Harold M. Miller, Jr.     Director                   March 27, 2003
         _________________________
             Harold M. Miller, Jr.

         /s/ Carmen M. Penta           Director                   March 27, 2003
         _________________________
             Carmen M. Penta

                                       Director                   March 27, 2003
         _________________________
             Mark G. Solow

                                  CERTIFICATION

         I, James S. Vaccaro, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Monmouth Community Bancorp;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003
                                            /s/ James S. Vaccaro
                                            ____________________________________
                                            James S. Vaccaro
                                            Chairman and Chief Executive Officer

                                  CERTIFICATION

         I, Anthony Giordano, III, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Monmouth Community Bancorp;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003
                                                   /s/ Anthony Giordano, III
                                                   ___________________________
                                                       Anthony Giordano, III
                                                       Chief Financial Officer

                           MONMOUTH COMMUNITY BANCORP
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS


                                    CONTENTS



                                DECEMBER 31, 2002



Independent Auditors' Report ................................................F-2
Consolidated Balance Sheets at December 31, 2002 and 2001....................F-3
Consolidated Statements of Income for the years ended
  December 31, 2002 and 2001.................................................F-4
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2002 and 2001........................................F-5
Consolidated Statement of Cash Flows for the years ended
     December 31, 2002 and 2001..............................................F-6
Notes to Consolidated Financial Statements...................................F-7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Monmouth Community Bancorp:


We have audited the accompanying consolidated balance sheets of Monmouth Community Bancorp and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Community Bancorp and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                 /s/ KPMG LLP





Short Hills, New Jersey
January 27, 2003


                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                (dollars in thousands, except per share amounts)



ASSETS                                                                                      2002                     2001
------                                                                               -------------------      -------------------

Cash and due from banks                                                                        $  8,880                 $  3,798
Federal funds sold                                                                                7,500                    9,900
Investment securities available for sale, at market value                                        44,791                   12,679
Investment securities held to maturity (market value of $25,973
     and $27,428 at December 31, 2002 and 2001, respectively)                                    25,539                   27,289
Loans held for sale                                                                                 302                      269
Loans, net                                                                                       89,328                   61,612
Premises and equipment                                                                            1,638                    1,300
Other assets                                                                                      1,559                    1,177
                                                                                     -------------------      -------------------

          Total assets                                                                         $179,537                 $118,024
                                                                                     ===================      ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
     Non-interest bearing                                                                       $22,581                  $17,215
     Interest bearing                                                                           141,426                   91,677
                                                                                     -------------------      -------------------
                                                                                                164,007                  108,892
Accrued expenses and other liabilities                                                              599                      240
                                                                                     -------------------      -------------------

          Total liabilities                                                                     164,606                  109,132
                                                                                     -------------------      -------------------

Commitments and contingencies (Notes 4 and 8)

Shareholders' equity:
Common stock, par value $0.01 per share. Authorized 100,000,000 shares and issued and outstanding 1,476,927 and 1,074,586 shares at December 31, 2002
     and 2001, respectively                                                                          15                       10
Additional paid-in capital                                                                       14,767                    9,519
Accumulated other comprehensive income                                                              149                       70
Accumulated deficit                                                                                  --                    (707)
                                                                                     -------------------      -------------------
          Total shareholders' equity                                                             14,931                    8,892

                                                                                     -------------------      -------------------
          Total liabilities and shareholders' equity                                           $179,537                 $118,024
                                                                                     ===================      ===================

See accompanying notes to consolidated financial statements.


                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                (dollars in thousands, except per share amounts)

                                                                                  2002                     2001
                                                                           -------------------       -----------------

Interest and dividend income:
     Interest and fees on loans                                                        $5,481                  $4,310
     Interest on securities available for sale                                            895                     465
     Interest on securities held to maturity                                            1,558                   1,290
     Interest on federal funds sold and due from banks                                    254                     478
                                                                           -------------------       -----------------
          Total interest income                                                         8,188                   6,543

Interest expense - interest on deposits                                                 2,789                   2,703
                                                                           -------------------       -----------------
          Net interest income                                                           5,399                   3,840

Provision for loan losses                                                                 373                     211
                                                                           -------------------       -----------------
          Net interest income after provision for loan losses                           5,026                   3,629
                                                                           -------------------       -----------------

Other income:
     Service charges on deposit accounts                                                  438                     354
     Gain on the sale of available for sale securities                                    159                      --
     Gain on the sale of loans held for sale                                               64                      57
     Other service charges, commissions and fees                                           87                      29
                                                                           -------------------       -----------------
          Total other income                                                              748                     440
                                                                           -------------------       -----------------

Operating expenses:
     Salaries and employee benefits                                                     2,473                   1,732
     Occupancy expenses                                                                   563                     337
     Data processing fees                                                                 418                     352
     Outside service fees                                                                 404                     283
     Professional and application fees                                                    236                     170
     Furniture, fixtures and equipment                                                    198                     150
     Stationery, supplies and printing                                                    173                     121
     Advertising and public relations                                                     125                     118
     Telephone and postage                                                                113                      90
     Insurance                                                                             68                      62
     Other expenses                                                                       149                     116
                                                                           -------------------       -----------------
          Total other expenses                                                          4,920                   3,531
                                                                           -------------------       -----------------

Income before provision for income taxes                                                  854                     538

Income taxes                                                                               70                       1
                                                                           -------------------       -----------------

     Net income                                                                          $784                    $537
                                                                           ===================       =================

Basic earnings per share                                                                 $.68                   $ .50
                                                                           ===================       =================
Diluted earnings per share                                                               $.67                   $ .50
                                                                           ===================       =================

Average basic shares outstanding                                                        1,151                   1,075
                                                                           ===================       =================
Average diluted shares outstanding                                                      1,172                   1,075
                                                                           ===================       =================

See accompanying notes to consolidated financial statements.


                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                              (dollars in thousands)




                                                                                    Accumulated
                                                                Additional             other
                                                 Common          paid-in           comprehensive        Accumulated
                                                 stock           capital               income             deficit         Total
------------------------------------------ ------------ ------------------ ----------------- --------------------- --------------
Balance at December 31, 2000                      $ 10            $ 9,520              $ --              $(1,244)        $ 8,286
------------------------------------------ ------------ ------------------ ----------------- --------------------- --------------
Comprehensive income:
Net income                                          --                 --                --                   537            537
Unrealized gain on
securities                  available               --                 --                70                    --             70
for sale                                                                                                                 -------
Total comprehensive income                          --                 --                --                    --            607
Issuance of 5% stock distribution -
48,595 shares                                       --                 --                --                    --             --
Fractional shares paid in cash                      --                 (1)               --                    --             (1)
------------------------------------------ ------------ ------------------ ----------------- --------------------- --------------
Balance at December 31, 2001                      $ 10            $ 9,519              $ 70                 $(707)       $ 8,892
------------------------------------------ ------------ ------------------ ----------------- --------------------- --------------
Comprehensive income:
Net income                                          --                 --                --                   784            784
Unrealized gain on securities
available for sale, net of tax of $163              --                 --               174                    --            174
Less reclassification adjustment for
gains included in income, net of tax of
$64                                                                                     (95)                                 (95)
                                                                                                                          ------
Total comprehensive income                          --                 --                --                    --            863
Issuance of 5% stock distribution -
70,172 shares                                        1                 76                --                   (77)            --
Fractional shares paid in cash                      --                (2)                --                    --             (2)
Issuance of 402,507 shares of common
stock, net of $188 in stock issuance
costs                                                4              5,174                --                    --          5,178
------------------------------------------ ------------ ------------------ ----------------- --------------------- --------------
Balance at December 31, 2002                      $ 15            $14,767              $149                  $  -        $14,931
========================================== ============ ================== ================= ===================== ==============

See accompanying notes to consolidated financial statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                             (dollars in thousands)


                                                                                                     2002               2001
                                                                                                ----------------      ----------
Cash flows from operating activities:
     Net income                                                                                   $     784           $     537
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                          373                 211
     Depreciation and amortization                                                                      268                 162
     Gain on the sale of available for sale securities                                                (159)                  --
     Gain on the sale of loans held for sale                                                           (64)                (57)
     Origination of loans held for sale                                                             (8,767)             (8,367)
     Proceeds from sale of loans held for sale                                                        8,798               8,693
     Net premium amortization on held to maturity securities                                            119                  36
     Net premium amortization on available for sale securities                                          145                  35
      Increase in other assets                                                                        (382)               (516)
      Increase in accrued expenses and other liabilities                                                259                  73
                                                                                                ------------        ------------
          Net cash provided by operating activities                                                   1,374                 807
                                                                                                ------------        ------------

Cash flows from investing activities:
     Purchase of investment securities held to maturity                                            (17,325)            (22,561)
     Purchase of investment securities available for sale                                          (39,212)            (10,022)
     Maturities of and paydowns on investment securities held to maturity                            18,956              10,575
     Maturities of and paydowns on investment securities available for sale                           7,134                 385
     Proceeds from the sales of securities available for sale                                           159                  --
     Net increase in loans                                                                         (28,089)            (15,417)
     Purchases of premises and equipment, net                                                         (606)               (658)
                                                                                                ------------        ------------
          Net cash used in investment activities                                                   (58,983)            (37,698)
                                                                                                ------------        ------------

Cash flows from financing activities:
     Net increase in non-interest bearing deposits                                                    5,366               3,222
     Net increase in interest bearing deposits                                                       49,749              33,318
     Issuance of common stock, net                                                                    5,178                  --
     Cash paid for fractional shares                                                                    (2)                 (1)
                                                                                                ------------        ------------
          Net cash provided by financing activities                                                  60,291              36,539
                                                                                                ------------        ------------

          Increase (decrease) in cash and cash equivalents                                            2,682               (352)

Cash and cash equivalents at beginning of period                                                     13,698              14,050
                                                                                                ------------        ------------
Cash and cash equivalents at end of period                                                          $16,380             $13,698
                                                                                                ============        ============

Cash paid during the period for:
     Interest                                                                                     $   2,803           $   2,712
                                                                                                ============        ============
     Income taxes                                                                                 $       1           $       1
                                                                                                ============        ============

See accompanying notes to consolidated financial statements.

MONMOUTH COMMUNITY BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Effective August 31, 2000, Monmouth Community Bancorp ("Bancorp"), a newly formed corporation, acquired all of the shares of Monmouth Community Bank, N.A. (the "Bank"). Bancorp and the Bank are collectively referred to herein as the "Company." Each share of $5 par value common stock of the Bank was exchanged for one share of $0.01 par value common stock of Bancorp. The reorganization was accounted for as if it were a pooling of interests.

The Company provides a full range of banking services to customers located primarily in the greater Monmouth County, New Jersey area. Bancorp and the Bank are subject, as applicable, to Federal statutes applicable to banks and bank holding companies. In 2001, the Bank converted from a state chartered institution to a nationally chartered institution regulated by the Office of Comptroller of the Currency (OCC). The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC). Bancorp is subject to regulation, supervision and examination by the Federal Reserve Bank of New York.

In 2002, in conjunction with a stock offering commenced on July 23, 2002, 402,507 shares of common stock were issued at $13.33 per share (these amounts have been adjusted to give effect to the subsequent December 31, 2002 stock distribution). The offering closed on November 29, 2002.

On December 31, 2002, the Company paid a 5% stock distribution on the 1,476,927 authorized and outstanding shares of Bancorp common stock to the shareholders of record as of December 6, 2002. On December 31, 2001, the Company paid a 5% stock distribution on the 1,074,586 authorized and outstanding shares of Bancorp common stock to the shareholders of record on December 15, 2001. These amounts have been adjusted to give effect to the subsequent December 31, 2002 stock distribution.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements include the accounts of Bancorp and its wholly-owned subsidiary, the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and results of operations for the periods indicated. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

While management uses available information to recognize estimated losses on loans, such estimates may be adjusted to account for changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for loan losses. Such agencies may require the Company to increase such allowance based, in their judgment, on the information available to them at the time of their examination.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period amounts to conform with the current period presentation.

INVESTMENT SECURITIES

Investment securities held to maturity are comprised of debt securities that the Company has the positive intent and ability to hold to maturity. Such securities are stated at cost, adjusted for amortization of premiums and accretion of discounts using a method that approximates a level yield.

Securities to be held for indefinite periods of time and not intended to be held to maturity, including all equity securities, are classified as available for sale. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. Securities available for sale are carried at estimated fair value and unrealized holding gains and losses on such securities are excluded from earnings and reported as a separate component of shareholders' equity. Gains and losses on sales of securities are based on the identifiable cost and are accounted for on a trade date basis.

LOANS AND LOANS HELD FOR SALE

Loans are stated at unpaid principal balances, less unearned income and deferred loan fees and costs. Loans held for sale are carried at the lower of aggregate cost or fair value.

Interest on loans is credited to operations based upon the principal amount outstanding.

Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized over the estimated life of the loan on a basis that approximates a level yield.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows, or, as a practical expedient, at the loan's observable market price, or the fair value of the underlying collateral, if the loan is collateral dependent. Conforming residential mortgage loans, home equity and second mortgages, and loans to individuals are excluded from the definition of impaired loans as they are characterized as smaller balance, homogeneous loans and are collectively evaluated.

The accrual of income on loans, including impaired loans, is generally discontinued when a loan becomes more than ninety (90) days delinquent as to principal or interest or when other circumstances indicate that collection is questionable, unless the loan is well secured and in the process of collection. Income on non-accrual loans, including impaired loans, is recognized only in the period in which it is collected, and only if management determines that the loan principal is fully collectible. Loans are returned to an accrual status when a loan is brought current as to principal and interest and reasons indicating doubtful collection no longer exist.

The allowance for loan losses is based on management's evaluation of the adequacy of the allowance based on known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and current economic conditions. Increases in the allowance arise from charges to operations through the provision for loan losses or from the recovery of amounts previously charged off. The allowance is reduced by charge-offs. Management believes that the allowance for loan losses is adequate.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to operations on a straight-line basis over the estimated useful lives of the assets or, in the case of leasehold improvements, the lease period, if shorter. Depreciable lives range from three to ten years for furniture, fixtures and equipment and five to fifteen years for leasehold improvements. Gains or losses on dispositions are reflected in current operations. Maintenance and repairs are charged to expense as incurred.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Current income taxes are provided for based upon amounts estimated to be currently payable, for both Federal and state income taxes. Deferred Federal and state tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial statement and tax bases of existing assets and liabilities. Deferred tax assets are recognized for future deductible temporary differences and tax loss carryforwards if their realization is "more likely than not." The effect of a change in the tax rate on deferred taxes is recognized in the period of the enactment date.

NET INCOME PER SHARE

Basic and diluted net income per share for 2002 was calculated by dividing the net income of $784,000 by the weighted average number of shares outstanding of 1,150,981 and 1,171,782, respectively. Stock options to purchase 51,550 shares of Bancorp's common stock at an average exercise price of $14.50 were excluded from the diluted net income per share calculation because they were anti-dilutive. Basic and diluted net income per share for 2001 was calculated by dividing the net income of $537,000 by the weighted average number of shares outstanding of 1,074,586. Stock options to purchase 122,525 shares of Bancorp's common stock at an average exercise price of $10.08 were excluded from the diluted net income per share calculation because they were anti-dilutive.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Federal funds sold are generally sold for one-day periods.

STOCK BASED COMPENSATION

The Company has elected to account for stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and to provide pro forma disclosures of net loss and loss per share as if the Company had adopted the fair value based method of accounting in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation," which assumes the fair value based method of accounting had been adopted.

Had compensation cost for the Company's stock options been determined in accordance with SFAS No. 123, the Company's net income and related per share amounts for 2002 and 2001 would have decreased to the following pro forma amounts:


                                                                       2002            2001
-----------------------------------------------------------------------------------------------
Net Income:
     As reported                                                     $784,000          $537,000
Deduct: Total stock-based employee compensation
          expense determined under the fair value based
          method for all awards, net of related tax effects           108,000            83,000
                                                                -------------------------------
     Pro forma                                                       $676,000          $454,000

Net income per share - basic:
     As reported                                                       $ 0.68            $ 0.50
     Pro forma                                                         $ 0.59            $ 0.42

Net income per share - diluted:
     As reported                                                       $ 0.67            $ 0.50
     Pro forma                                                         $ 0.58            $ 0.42


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions were used for 2002 grants: dividend yield of 0%, expected volatility of 23.17%; risk free interest rate of 3.05% and 4.30% for employee and director grants, respectively; and expected lives of four years. The following weighted-average assumptions were used for 2001 grants: dividend yield of 0%, expected volatility of 25%; risk free interest rate of 4.57% and 3.97% for employee grants and 4.86% for director grants; and expected lives of five years.

(2) CASH AND DUE FROM BANKS

The Company is required to maintain reserve balances with the Federal Reserve Bank. As of December 31, 2002, the Company had a reserve balance of approximately $3.0 million. The Company was not required to maintain any other reserve balances.

(3) SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated market value of investment securities held to maturity and securities available for sale at December 31, 2002 and 2001 are as follows (in thousands):


----------------------------------------------------------------------------------------------------------------------------------
                                                              2002
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Gross           Gross         Estimated
                                                                    Amortized        unrealized       unrealized       market
                                                                       cost             gains           losses          value
----------------------------------------------------------------------------------------------------------------------------------
Investment securities held to maturity:
U.S. Treasury securities and obligations of U.S.
     Government sponsored agencies                                   $14,293              $125            $--             $14,418
Mortgage-backed securities of U.S. Government
     sponsored agencies                                               11,246               309             --              11,555
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                $25,539              $434            $--             $25,973
==================================================================================================================================
Investment securities available for sale:
U.S. Treasury securities and obligations of U.S.
     Government sponsored agencies                                   $ 2,000              $  2            $--             $ 2,002
Mortgage-backed securities of U.S. Government
     sponsored agencies                                               42,542               253              6              42,789
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                $44,542              $255            $ 6             $44,791
==================================================================================================================================

----------------------------------------------------------------------------------------------------------------------------------
                                                              2001
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Gross           Gross            Estimated
                                                                    Amortized        unrealized       unrealized           market
                                                                       cost             gains           losses              value
----------------------------------------------------------------------------------------------------------------------------------
Investment securities held to maturity:
U.S. Treasury securities and obligations of U.S.
     Government sponsored agencies                                     $12,000              $109            $84           $12,025
Mortgage-backed securities of U.S. Government
     sponsored agencies                                                 15,289               129             15            15,403
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                  $27,289              $238            $99           $27,428
==================================================================================================================================
Investment securities available for sale:
U.S. Treasury securities and obligations of U.S.
     Government sponsored agencies                                     $ 3,002              $ 55            $--           $ 3,057
Mortgage-backed securities of U.S. Government
     sponsored agencies                                                  9,607                76             61             9,622
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                  $12,609              $131            $61           $12,679
==================================================================================================================================

The amortized cost and estimated market value of investment securities held to maturity and debt securities available for sale at December 31, 2002 by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

During 2002, securities available for sale with a carrying value of $5.9 million were sold realizing gains totaling $159 thousand.


                                                                                      Estimated
                                                                    Amortized          market
                                                                       cost             value
----------------------------------------------------------------------------- -----------------
Investment securities held to maturity:
Due after one year through five years                                $14,672           $14,815
Due after fifth year through tenth year                                2,407             2,461
Due after tenth year                                                   8,460             8,697
---------------------------------------------------------------- ------------ -----------------
Total                                                                $25,539           $25,973
================================================================ ============ =================
Investment securities available for sale:
Due after one year through five years                                $ 2,000           $ 2,002
Due after fifth year through tenth year                               32,893            33,101
Due after tenth year                                                   9,649             9,688
---------------------------------------------------------------- ------------ -----------------
Total                                                                $44,542           $44,791
================================================================ ============ =================




At December 31, 2002 and 2001, there were $51,860,000 and $19,920,000, respectively, of investment securities pledged to secure public funds or for any other purposes required by law.

(4) LOANS

Loans at December 31, 2002 and 2001 are summarized as follows (in thousands):


                                                                      2002                   2001
--------------------------------------------------------------- ----------------- ----------------
Commercial and industrial loans                                     $25,578               $23,212
Real estate loans - commercial                                       46,944                26,960
Home equity and second mortgages                                     14,816                11,182
Consumer loans                                                        3,218                 1,113
--------------------------------------------------------------- ------------ ---------------------
                                                                     90,556                62,467
Less allowance for loan losses                                        1,228                   855
--------------------------------------------------------------- ------------ ---------------------
Net loans                                                           $89,328               $61,612
=============================================================== ============ =====================
Loans held for sale                                                 $   302               $   269
=============================================================== ============ =====================



A substantial portion of the Company's loans are secured by real estate and made to borrowers located in New Jersey, primarily in Monmouth County. Accordingly, as with most financial institutions in the Company's market area, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the market area.

Activity in the allowance for loan losses for the years ended December 31, 2002 and 2001 is summarized as follows (in thousands):


                                                                      2002             2001
--------------------------------------------------------------- ----------------- ----------------
Balance, beginning of year                                           $  855            $ 650
Provision charged to expense                                            373              211
Charge-offs                                                              (1)              (6)
Recoveries                                                                1               --
--------------------------------------------------------------- ----------------- ----------------
Balance, end of year                                                 $1,228            $ 855
=============================================================== ================= ================
Ratio of allowance for loan losses to total loans                      1.36%            1.36%
=============================================================== ================= ================
Ratio of net charge-offs to average loans outstanding                  0.00%            0.01%
=============================================================== ================= ================


At December 31, 2002 and 2001, the Company had non-accrual loans totaling $43,000 and $0, respectively, and no impaired loans for either period.

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include unused lines of credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the financial statements. The contract or notional amounts of these instruments express the extent of involvement the Company has in each category of financial instruments.

The Company's exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The contract or notional amount of financial instruments whose contract amounts represent credit risk at December 31, 2002 and 2001 is as follows (in thousands):

                                                        2002        2001
-------------------------------------------------------------------------------
Standby letters of credit                             $   570      $   858

Outstanding loan and credit line commitments          $16,046      $15,551
-------------------------------------------------------------------------------

Standby letters of credit are conditional commitments issued by the Company guaranteeing performance by a customer to a third party. Outstanding loan commitments represent the unused portion of loan commitments available to individuals and companies as long as there is no violation of any condition established in the contract. Outstanding loan commitments generally have a fixed expiration date of one year or less, except for home equity loan commitments which generally have an expiration date of up to 15 years. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based upon management's credit evaluation of the customer. Various types of collateral may be held, including property and marketable securities. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.

(5) PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2002 and 2001 is summarized as follows (in thousands):


                                                      2002          2001
-----------------------------------------------------------------------------
Leasehold improvements                               $1,225        $  856
Equipment                                             1,105           868
-----------------------------------------------------------------------------
                                                      2,330         1,724
Accumulated depreciation and amortization              (692)         (424)
-----------------------------------------------------------------------------
                                                     $1,638        $1,300
=============================================================================

Depreciation and amortization expense amounted to $268,000 and $162,000 in 2002 and 2001, respectively.

(6) DEPOSITS

Interest-bearing deposits at December 31, 2002 and 2001 consist of the following (in thousands):

                                                      2002          2001
-------------------------------------------------------------------------------
Savings and N.O.W. accounts                         $ 98,328       $63,603
Certificates of deposit less than $100,000            16,863        12,308
Certificates of deposit of $100,000 or more           26,235        15,766
-------------------------------------------------------------------------------
Total                                               $141,426       $91,677
===============================================================================

At December 31, 2002, certificates of deposit mature as follows: 2003- $37,282,000; 2004- $2,868,000; 2005- $1,584,000 and 2006- $1,364,000.

(7) INCOME TAXES

Components of income tax expense for the years ended December 31, 2002 and 2001 are as follows (in thousands):

                                                             2002      2001
------------------------------------------------------------------------------
Current income tax expense:
          Federal                                            $ 104         $0
          State                                                 87          1
------------------------------------------------------------------------------
                                                               191          0
------------------------------------------------------------------------------

Deferred income tax expense (benefit)
          Federal                                              (51)         0
          State                                                (70)         0
------------------------------------------------------------------------------
                                                              (121)         0
------------------------------------------------------------------------------
                                                             $  70         $1
==============================================================================

A reconciliation between the reported income taxes and income taxes which would be computed by applying the normal Federal income tax rate of 34% to income before taxes follows (in thousands):

                                                           2002           2001
------------------------------------------------------------------------------
Federal income tax                                         $ 290        $ 183
State income tax effect, net of Federal tax effect            51           33
Meals and entertainment                                        2           --
Other                                                          1            3
------------------------------------------------------------------------------
                                                             344          219
Change in valuation reserve                                 (274)        (218)
------------------------------------------------------------------------------
Provision charged to expense                               $  70        $   1
==============================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are as follows (in thousands):

                                                             2002        2001
------------------------------------------------------------------------------
Deferred tax assets:
Allowance for loan losses                                     $440       $292
Organizational and start-up costs                               20         53
Allowance for uncollected interest                              13         11
Net operating loss carryforwards                                39        237
------------------------------------------------------------------------------
Gross deferred tax asset                                       512        593
Less:     valuation reserve                                     (1)      (247)
------------------------------------------------------------------------------
Deferred tax assets, net                                       511        346
------------------------------------------------------------------------------

Deferred tax liabilities:
Deferred loan costs                                             34         31
Depreciation                                                    56         32
Unrealized gain - securities available for sale                 99         28
Accrual to cash adjustment                                     272        255
------------------------------------------------------------------------------
Gross deferred tax liabilities                                 461        346
------------------------------------------------------------------------------
Net deferred tax assets                                       $ 50       $ --
==============================================================================

Based upon current facts concerning taxes paid in the carryback period and projections of future taxable income, management has determined that it is more likely than not that the deferred tax asset will be realized. However, there can be no assurances about the level of future earnings.

(8) Commitments and Contingencies

At December 31, 2002, the Company was obligated under non-cancelable lease agreements for [six (6)] premises. The leases provide for increased rentals based upon increases in real estate taxes and the cost of living index. Minimum rental payments under the terms of these leases are as follows (in thousands):

2003                                $300
2004                                 227
2005                                 199
2006                                 175
2007                                 115
2008 and thereafter                   85
-----------------------------------------
          Total                   $1,101
=========================================

Total rent expense was $282,000 and $174,000 in 2002 and 2001, respectively.

LITIGATION

The Bank may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business. The Bank may also have various commitments and contingent liabilities which are not reflected in the accompanying consolidated statement of condition. Management is not aware of any present legal proceedings or contingent liabilities and commitments that would have a material impact on the Bank's financial position or results of operations.

RELATED PARTY TRANSACTIONS

The Company has entered into two (2) lease agreements for both branch and administrative office space. Certain members of the board of directors of the Company hold an ownership interest in the leased properties. The negotiations with respect to the leased space were conducted at arms-length and the lease amount to be paid by the Bank was determined by an independent appraiser to be at fair market value. Total lease payments for both years 2002 and 2001 were $73,000.

(9) REGULATORY MATTERS

Subject to applicable law, the board of directors of the Bank may provide for the payment of cash dividends. Prior approval of the OCC is required to the extent that the total of all cash dividends to be declared by the Bank in any calendar year exceeds net profits, as defined, for that year combined with its retained net profits from the preceding two calendar years less any transfers to capital surplus.

The Bank and Bancorp are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and Bancorp must meet specific capital guidelines that involve quantitative measures of the Bank and Bancorp's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An institution categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with its primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on asset growth and executive compensation and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution by the applicable regulatory agencies, including requirements to raise additional capital, sell assets or sell the entire institution. Once an institution becomes "critically undercapitalized," it must generally be placed in receivership or conservatorship within ninety (90) days. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio, as defined, of 2% or less.

To be considered "well capitalized," an institution must generally have a leverage ratio (Tier 1 capital to total assets), as defined, of at least 5%, a Tier 1 risk-based capital ratio, as defined, of at least 6%, and a total risk-based capital ratio, as defined, of at least 10%. Management believes that, as of December 31, 2002, the Bank and Bancorp meet all capital adequacy requirements of their regulators. Further, the most recent regulatory notification categorized the Bank and Bancorp as well-capitalized under the prompt corrective action regulations.

The following is a summary of the Bank and Bancorp's actual capital amounts and ratios as of December 31, 2002 and 2001, compared to the minimum capital adequacy requirements and the requirements for classification as a "well-capitalized" institution (dollars in thousands):


                                                                              Minimum                   Classification
          December 31, 2002                                                   capital                       as well
          Capital Ratios                       Actual                         adequacy                    capitalized
--------------------------------   --------------------------------   --------------------------   --------------------------
                                      Amount           Ratio           Amount          Ratio          Amount          Ratio
                                   --------------   ---------------   -----------     ----------   ------------   -----------
Leverage (Tier 1) capital              $14,782           8.12%         $7,282             4.00%       $ 9,102            5.00%
Risk-based capital:
     Tier 1                             14,782          14.19           4,167             4.00          6,250            6.00
     Total                              16,010          15.37           8,333             8.00         10,416           10.00



                                                                              Minimum                   Classification
          December 31, 2001                                                   capital                       as well
          Capital Ratios                       Actual                         adequacy                    capitalized
--------------------------------   --------------------------------   --------------------------   --------------------------
                                      Amount           Ratio           Amount          Ratio          Amount          Ratio
                                   --------------   ---------------   -----------     ----------   ------------   -----------
Leverage (Tier 1) capital               $8,822           7.68%         $4,592             4.00%        $5,740            5.00%
Risk-based capital:
     Tier 1                              8,822          11.60           3,041             4.00          4,562            6.00
     Total                               9,677          12.73           6,082             8.00          7,603           10.00



(10) STOCK OPTION PLAN

In 2000, the Company established an Employee and Director Stock Option Plan (the "Plan"). The Plan currently provides for the granting of stock options to purchase in aggregate up to 551,250 shares of the Company's common stock, subject to adjustment for certain dilutive events such as stock distributions. As of December 31, 2002 and 2001, 51,550 and 94,385 options have been granted to employees and directors which vest over a period of time with credit received for past service with the Company for the options granted in 2001.

A summary of the status of the Company's stock options as of and for the years ended December 31, 2002 and 2001 is presented below:


                                                             2002                                  2001
--------------------------------------------------------------------------------------------------------------------
                                                                  Weighted                               Weighted
                                                                   average                                average
                                                                  exercise                               exercise
                                                     Shares         price                   Shares               price
---------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                      128,651        $ 9.65                   43,817           $9.11
Granted                                                51,550         14.50                   94,385            9.78
Forfeited                                             (10,171)        10.49                   (9,551)           9.29
---------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                            170,030         11.07                  128,651            9.65
=====================================================================================================================
Options exercisable at year end                        70,621          9.53                   47,637            9.61
Weighted average fair value of options
     granted during the year                                         $ 3.57                                    $3.08
=====================================================================================================================

The following table summarizes information about stock options outstanding at December 31, 2002:

                                              Options Outstanding and Exercisable
                                                       December 31, 2002
-------------------------------------------------------------------------------------------------------------------
                                                                      Weighted                  Weighted
                                                                       average                   average
             Number                                                   remaining                 exercise
           outstanding                  Exercisable               contractual life                price
-------------------------------------------------------------------------------------------------------------------
             33,455                        30,622                     92 Months                  $ 9.06
             55,257                        12,712                     104 Months                 $ 9.61
             26,460                        26,460                     97 Months                  $ 9.98
              3,308                          827                      108 Months                 $10.88
             25,200                          --                       110 Months                 $14.29
             26,350                          --                       120 Months                 $14.71
===================================================================================================================

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following fair value estimates, methods and assumptions were used to measure the fair value of each class of financial instruments for which it is practical to estimate such value:

CASH AND CASH EQUIVALENTS

As cash and cash equivalents are short-term in nature, the carrying amount was considered to be a reasonable estimate of fair value.

SECURITIES

Securities were valued based upon quoted market prices, if available, to determine fair value. If a quoted market price was not available, fair values were estimated using quoted market prices for similar securities.

LOANS AND LOANS HELD FOR SALE

Fair values were estimated for portfolios of performing loans with similar characteristics. For certain similar types of loans, such as residential mortgages, fair value was estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other performing loan types was estimated by discounting total future cash flows using market discount rates that reflect the credit and interest rate risk inherent in the loan. Fair values of loans held for sale are based upon quoted market prices.

COMMITMENTS TO EXTEND CREDIT

The majority of the Bank's commitments to extend credit carry current market rates if converted to loans. Therefore, the estimated fair value is approximated by the recorded deferred fee amounts. Such amounts are immaterial to the financial statements of the Company and, therefore, are not separately disclosed.

DEPOSIT LIABILITIES

The fair value of demand, savings, N.O.W. and money market deposits is the amount payable on demand at December 31, 2002. The fair value of certificates of deposit was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.

LIMITATIONS

Fair value estimates were made at December 31, 2002 and 2001, based upon pertinent market data and relevant information on each financial instrument. These estimates do not include any premium or discount that could result from an offer to sell the Company's entire holdings of a particular financial instrument or category thereof at one time. Since no market exists for a substantial portion of the Company's financial instruments, fair value estimates were necessarily based on judgments with respect to future loss experience, current economic conditions, risk assessments of various financial instruments involving a myriad of individual borrowers, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and other matters of significant judgment that must be applied, these fair value estimations cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates. Since these fair value approximations were made solely for the balance sheet financial instruments at December 31, 2002 and 2001, no attempt was made to estimate the value of anticipated future business or the value of non-financial statement assets or liabilities. Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

The estimated fair values of the Company's financial instruments at December 31, 2002 and 2001 are as follows (in thousands):

                                                               2002                                2001
                                                               ----                                ----
                                                      Book              Fair             Book               Fair
                                                      value            value             value              value
                                                    --------        ---------          ---------         ---------
Financial Assets:
Cash and cash equivalents                           $ 16,380         $ 16,380           $  13,698         $ 13,698
Investment securities available for sale              44,791           44,791              12,679           12,679
Investment securities held to maturity                25,539           25,973              27,289           27,428
Loans, net                                            89,630           90,448              61,881           63,417

Financial Liabilities:
Deposits                                            $164,007         $163,927            $108,892         $110,253
==================================================================================================================

(12) CONDENSED FINANCIAL STATEMENTS OF MONMOUTH COMMUNITY BANCORP (BANCORP ONLY)

The following information of the Bancorp as of and for the years ended December 31, 2002 and 2001 should be read in conjunction with the notes to the consolidated financial statements (in thousands):



Balance Sheets                                           2002         2001
------------------------------------------------------------------------------
Assets:
Investment in subsidiary                               $14,931        $ 8,892
------------------------------------------------------------------------------
     Total assets                                       14,931          8,892
------------------------------------------------------------------------------

Shareholders' Equity:
Common stock                                                15             10
Additional paid-in capital                              14,767          9,519
Retained earnings                                           --          (707)
Accumulated other comprehensive income                     149             70
------------------------------------------------------------------------------
     Total shareholders' equity                        $14,931        $ 8,892
==============================================================================

Statements of Income                                     2002         2001
------------------------------------------------------------------------------
Equity in undistributed earnings of Bank                  $784           $537
------------------------------------------------------------------------------
Net income                                                $784           $537
==============================================================================

Statements of Cash Flows                                 2002         2001
------------------------------------------------------------------------------
Net income                                                $784           $537
Less equity in undistributed earnings of the Bank        (784)          (537)
------------------------------------------------------------------------------
Net cash provided by operating activities                   --             --
------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period            --             --
------------------------------------------------------------------------------
Cash and cash equivalents at the end of period             $--            $--
==============================================================================

(13) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2002 and 2001.


                                                                             2002 Quarter Ended
                                          --------------------------------------------------------------------------------------
                                            March 31                June 30               September 30          December 31
                                          ---------------       -----------------       ------------------     -----------------
                                                               (dollars in thousands, except per share data)

Interest income                       $            1,785     $             1,987     $              2,147    $            2,269
Interest expense                                     620                     628                      745                   796
                                          ---------------       -----------------       ------------------     -----------------

      Net interest income                          1,165                   1,359                    1,402                 1,473
Provision for loan losses                            112                     107                       56                    98
                                          ---------------       -----------------       ------------------     -----------------

      Net interest income after
          provision for loan losses
                                                   1,053                   1,252                    1,346                 1,375

Non-interest income                                  135                     107                      186                   320
Non-interest expense                               1,085                   1,188                    1,249                 1,398
                                          ---------------       -----------------       ------------------     -----------------

Income before income taxes                           103                     171                      283                   297
      Income taxes                                    --                      --                        7                    63
                                          ---------------       -----------------       ------------------     -----------------
Net income                            $              103     $               171     $                276    $              234
                                          ===============       =================       ==================     =================

Earnings per share:

Basic                                 $             0.09     $              0.16     $               0.26    $             0.17
                                          ===============       =================       ==================     =================

Diluted                               $             0.09     $              0.16     $               0.25    $             0.17
                                          ===============       =================       ==================     =================

Weighted average shares outstanding:

Basic                                               1,075                  1,075                    1,079                 1,374
                                          ================      =================       ==================     =================
Diluted                                             1,094                  1,091                    1,102                 1,397
                                          ================      =================       ==================     =================



                                                                            2001 Quarter Ended
                                          ---------------------------------------------------------------------------------------
                                           March 31                 June 30               September 30           December 31
                                          --------------        -----------------       ------------------      -----------------
                                                               (dollars in thousands, except per share data)

Interest income                       $           1,550      $             1,586     $              1,671     $            1,736
Interest expense                                    704                      665                      668                    666
                                          --------------        -----------------       ------------------      -----------------

      Net interest income                           846                      921                    1,003                  1,070
Provision for loan losses                            29                       46                       24                    112
                                          --------------        -----------------       ------------------      -----------------

      Net interest income after
          provision for loan losses
                                                    817                      875                      979                    958

Non-interest income                                 114                      112                       96                    118
Non-interest expense                                760                      857                      942                    972
                                          --------------        -----------------       ------------------      -----------------

Income before income taxes                          171                      130                      133                    104
      Income taxes                                   --                       --                       --                      1
                                          --------------        -----------------       ------------------      -----------------
Net income                            $             171      $               130     $                133     $              103
                                          ==============        =================       ==================      =================

Earnings per share:

Basic                                 $             .16      $               .12     $                .12     $              .10
                                          ==============        =================       ==================      =================

Diluted                               $             .16      $               .12     $                .12     $              .10
                                          ==============        =================       ==================      =================

Weighted average shares outstanding:

Basic                                             1,075                    1,075                    1,075                  1,075
                                          ==============        =================       ==================      =================
Diluted                                           1,075                    1,075                    1,075                  1,075
                                          ==============        =================       ==================      =================


                                INDEX OF EXHIBITS



EXHIBIT NO.                          DESCRIPTION OF EXHIBIT
-----------                          ----------------------

    2.1 Plan of Acquisition of all of the outstanding stock of Monmouth Community Bank by the Registrant, entered into as of March 16, 2000 by Monmouth Community Bank and the Registrant (Incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

    3.1 Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2 (Registration No.333-87352), effective July 23, 2002).

    3.2 By-laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23,
                  2002).

    3.3           Audit Committee Charter.

    *4. Specimen certificate representing the Registrant's common stock, par value $0.01 per share (Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23,
                  2002).

    10.1          Registrant's Stock Option Plan (Incorporated by reference to
                  Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23,
                  2002).

    *10.2         Indenture of Lease between Monmouth Community Bank
                  (then in organization), as Tenant, and KFC Associates, as Landlord, dated June 26, 1997, for the premises located at 627 Second Avenue, Long Branch, New Jersey (Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

    *10.3 Lease Agreement between Monmouth Community Bank, as Tenant, and Anthony S. Amoscato and Geraldine R. Amoscato, as Landlord, dated December 22, 1998, for the premises located at 700 Allaire Road, Spring Lake Heights, New Jersey (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

    *10.4         Lease between Monmouth Community Bank, as Tenant, and
                  MCB Associates, L.L.C., as Landlord, dated April 1, 1999, for the premises located at 6 West End Court, Long Branch, New Jersey, as amended by Addenda dated November 1, 1999, February 1, 2000, April 1, 2000, and July 15, 2000
                  (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

    *10.5 Shopping Center Lease, Net Building and Land Lease, between Monmouth Community Bank, as Tenant, and Neptune Realty Associates, as Landlord, dated September 29, 2000, for the premises located at the Neptune City Shopping Center, Neptune City, New Jersey (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

    *10.6         Lease Agreement (Business and Commercial) between
                  Monmouth Community Bank, as Tenant, and Frank Santangelo, as Landlord, dated June 22, 2001, for the premises located at 700 Branch Avenue, Little Silver, New Jersey
                  (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

    *10.7 Services Agreement between Monmouth Community Bank and Bisys, Inc., dated April 27, 1998, with Additional Services Agreements and Addenda (Incorporated by reference to Exhibit
                  10.7 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

    *10.8 QuestPoint Check Services Agreement between Monmouth Community Bank and QuestPoint Check Services, L.P., dated as of August 1, 1998 (Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

    10.9 Lease Agreement between Monmouth Community Bank, as Tenant, and The Ocean Grove Camp Meeting Association of United Methodist Church, as Landlord, dated July 1, 2002, for the premises located at 61 Main Avenue, Ocean Grove, New Jersey.

    10.10 Net Lease between Monmouth Community Bank, as Tenant, and Medical Realty, Inc., as Landlord, dated June 15, 2002, for the premises located at 3636 Highway 33, Neptune, New Jersey.

    23.1          Consent of Independent Accountants.

    99.1          Certification of Chief Executive Officer.

    99.2          Certification of Chief Financial Officer.

    * Filed with Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352)on June 19, 2002.

                                                                     EXHIBIT 3.3


                           MONMOUTH COMMUNITY BANCORP
            CHARTER OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS


I.  Audit Committee Purpose

     The Audit Committee is appointed by the Board of Directors of Monmouth Community Bancorp (the "Board" or "Board of Directors") to assist the Board in fulfilling its oversight responsibilities. The Audit Committee's primary duties and responsibilities are to:



          >> Monitor the integrity of the financial reporting process and systems of internal controls regarding finance, accounting and legal compliance of Monmouth Community Bancorp and its subsidiary, Monmouth Community Bank, N.A. (collectively, the "Company").

          >> Monitor the independence and performance of the Company's independent auditors.

          >> Provide an avenue of communication among the independent auditors, management and the Board of Directors.

     The Audit Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities, and shall have direct access to the independent auditors as well as anyone in the organization. The Audit Committee has the ability to retain, at the Company's expense, special legal, accounting or other consultants or experts it deems necessary in the performance of its duties.

II.  Audit Committee Composition and Meetings

     Audit Committee members shall meet the requirements of all applicable federal and state securities laws as well as the requirements of any of the regulators of the Company. The Audit Committee shall be comprised of three or more members of the Board, each of whom shall be independent non-executive directors, free from any relationship that would interfere with the exercise of his or her independent judgment. All members of the Audit Committee shall have a basic understanding of finance and accounting and be able to read and understand fundamental financial statements, and at least one member of the Audit Committee shall have accounting or related financial management expertise. Audit Committee members shall be appointed by the Board.


     The Audit Committee shall meet at least four times annually, or more frequently as circumstances dictate. The Audit Committee Chair shall prepare and/or approve an agenda in advance of each meeting. The Audit Committee should meet privately in executive session at least annually with
     (i) management, (ii) the independent auditors, and (iii) as a committee, to discuss any matters that the Audit Committee or each of these groups believe should be discussed. In addition, the Audit Committee, or at least its Chair, should communicate with management and review with them the Company's financial statements and significant findings.

III.  Audit Committee Responsibilities and Duties

         Review Procedures

         The Audit Committee shall complete the following objectives.

             A. Review and reassess the adequacy of this Charter at least annually. Submit any proposed changes to this Charter to the Board of Directors for approval.

             B. Review the Company's annual audited financial statements prior to filing such financial statements being filed with the Securities and Exchange Commission or any other regulatory body, or distributing such financial statements to the public, in general. Review should include discussion with management and independent auditors of significant issues regarding accounting principles, practices and judgments.

             C. In consultation with management and the independent auditor, consider the integrity of the Company's financial reporting processes and controls. Discuss significant financial risk exposures and the steps management has taken to monitor, control and report such exposures. Review significant findings prepared by the independent auditors, together with management's responses thereto.


             D. Review with financial management the Company's quarterly financial results prior to the release of earnings and/or the Company's quarterly financial statements prior to filing such financial statements with the Securities and Exchange Commission or any other regulatory body, or distributing such financial statements to the public, in general. Discuss any significant changes to the Company's accounting principles and any items required to be communicated by the independent auditors in accordance with SAS 61 (see Item E under the caption "Independent Auditors"). The Chair of the Audit Committee may represent the entire Audit Committee for purposes of this review.

Independent Auditors


             A. The independent auditors are ultimately accountable to the Audit Committee and the Board of Directors. The Audit Committee shall review the independence and performance of the auditors and annually recommend to the Board of Directors the appointment of the independent auditors or approve any discharge of auditors when circumstances warrant.

             B.  The Audit Committee shall review and approve the fees and other
                 significant   compensation   to  be  paid  to  the  independent
                 auditors.

             C.  On an  annual  basis,  the Audit  Committee  shall  review  and discuss with the independent auditors all significant relationships they have with the Company that could impair the auditor's independence.

             D. The Audit Committee shall review the independent auditors audit plan and discuss with the independent auditors their general audit approach, including the scope, staffing and reliance of management of any audit.

             E. Prior to releasing the year-end earnings, the Audit Committee shall discuss the results of the audit with the independent auditors and also shall discuss with the independent auditors the matters required to be communicated to audit committees in accordance with AICPA SAS 61.

             F. The Audit Committee shall consider the independent auditors' judgments about the quality and appropriateness of the
                 Company's accounting principles as applied in its financial reporting.

             G.  The  Audit  Committee   shall  perform  any  other   activities
                 consistent with this Charter, the Company's by-laws and governing law, as the Audit Committee or Board deems necessary or appropriate.

             H. The Audit Committee shall maintain minutes of meetings and periodically report to the Board of Directors on significant results and the foregoing activities.

Internal Auditors


             A. The Audit Committee is the supervisor of the Company's Internal Auditor and the Internal Audit Staff. The Audit Committee is responsible for hiring the Internal Auditor, determining his or her salary and giving him or her annual performance reviews.

             B.  The  Internal  Auditor  shall  report  directly  to  the  Audit
                 Committee. As set forth in Article II above, the Audit Committee shall meet at least four times annually, or more frequently as circumstances dictate. The Audit Committee Chair will approve an agenda in advance of each meeting. The minutes of these meetings will be taken by the Internal Auditor and provided to the Audit Committee members prior to the next Audit Committee meeting.

             C. The Internal Auditor will provide the Audit Committee with a proposed Audit Plan for all audits that will be completed each year. The Audit Committee will determine the adequacy and completeness of the proposed plan and approve or revise it accordingly. The Internal Auditor will be responsible for completing the approved Audit Plan annually. The Internal Auditor will update the Audit Committee on the status of the Audit Plan at Audit Committee meetings.

             D. For each area audited, the Internal Auditor will prepare audit workpapers to document the reviews performed. These reviews will include, but not be limited to: Internal Controls, Adherence to Policies and Procedures, General Ledger Reconcilements, File Documentation, Interest Recalculations, Approved Limits and Collateral Reviews.

             E. Upon completion of the workpapers, an Audit Report will be issued. The Audit Report will include the audit date, the scope of the audit, findings and recommendations and an audit rating. The Audit Report will be rated according to the Audit Rating Criteria previously approved by the Audit Committee. The Audit Report will be issued to the senior officer of the area audited. The senior officer will be responsible for replying to the concerns addressed within the Audit Report within fifteen
                 (15) business days of receipt of the Audit Report. All Audit Reports, together with the senior officers' responses, will be submitted to the Audit Committee at the next Audit Committee meeting. Any Audit Report that has been issued but not responded to within the fifteen (15) business days will also be included in the package for the Audit Committee meeting and will be noted as having a delinquent response.

Other Optional Charter Disclosures


             A.  Periodically   perform   self-assessment   of  Audit  Committee
                 performance.   Review   financial  and   accounting   personnel
                 succession planning within the Company.

             B.  Annually  review  policies  and  procedures  as well  as  audit results associated with directors' and officers' expense accounts and perquisites. Annually review a summary of directors' and officers' related party transactions and potential conflicts of interest.

                                                                    EXHIBIT 10.9

                                 LEASE AGREEMENT
                                 ---------------

         THIS AGREEMENT OR LEASE made this 1st day of July, 2002, by and between THE OCEAN GROVE CAMP MEETING ASSOCIATION OF UNITED METHODIST CHURCH, a corporation of the state of New Jersey, having an office at 54 Pittman Avenue, Ocean Grove, New Jersey, PARTY OF THE FIRST PART, hereinafter referred to as
LANDLORD: and MONMOUTH COMMUNITY BANK, N.A., a banking corporation, having its principal office at 627 Second Avenue, Long Branch, New Jersey, PARTY OF THE SECOND PART; hereinafter referred to as TENANT:

                                   WITNESSETH:

         The LANDLORD hereby demises and leases unto the TENANT and the TENANT hereby hires and takes from the LANDLORD premises located on the northeast corner of Main Avenue and Pilgrim Pathway, Ocean Grove, New Jersey, and consisting of the entire first floor and basement of said premises, hereinafter referred to as "demised premises" to be used only as and for a branch bank of the aforesaid TENANT together with all uses, normally and usually incident thereto as permitted by law including such portion of the sidewalk and outside area which might be required to be used by TENANT for night depository purposes, "walk-up" window and similar banking purposes.

         TO HAVE AND TO HOLD the demised premises for a term of five (5) years to comments on the ____ day of ___________, 2002. It is hereby mutually covenanted and agreed by and between the LANDLORD and the TENANT that this lease is made upon the foregoing and upon the following terms, covenants, and conditions and the LANDLORD AND TENANT hereby mutually covenant and agree to perform each and every one of the terms, covenants, and conditions of this lease on their respective parts to be performed.

     1. The TENANT shall pay to the LANDLORD at the LANDLORD'S present address or at such other place or places as the LANDLORD may from time to time designate, basic rent at the base rate of THIRTY SIX THOUSAND DOLLARS ($36,000.00) per annum to be adjusted as hereinafter provided. At the end of the third year of this lease on the anniversary date, the base rate shall be increased to FORTY EIGHT THOUSAND ($48,000.00). At the end of the fourth year of this lease the base rent shall be increased to SIXTY THOUSAND ($60,000.00) thereafter the base rate shall be increased by the percentage of increase in the Consumer Price Index as hereinafter defined (the "CPI") to wit:

                        - Beginning July 1st, 2008, the rent shall be the base rent plus an amount equal to the base rent multiplied by the percentage increase in the CPI between July 1, 2007 and July 1, 2008.

                        - Beginning each year thereafter, the rent shall be the base rent multiplied by the percentage increase in the CPI between July 1st of the prior year and the year being renewed.

     The CPI shall be the Consumer Price Index for all Urban Consumers for all items, New York, North New Jersey-issued by the Bureau of Labor Statistics of the United States, Department of Labor.

     Said rent shall be paid in twelve (12) equal monthly installments during each year in advance without any set-off or deductions whatsoever and without any prior demand therefor. Such payments shall commence on (blank).

     2. All costs and expenses which TENANT assumes or agrees to pay pursuant to this lease shall, at the LANDLORD'S election, be treated as additional rent and in the event of non-payment, LANDLORD shall have all the rights and remedies herein provided for in the case of nonpayment of rent or of a breach of condition. If TENANT shall default in making any payment required to be made by TENANT (other than the payment of rent required by Paragraph 1 of this lease) or shall default in performing any term, covenant, or condition of this lease on the part of TENANT to be performed, which shall involve the expenditure of money by TENANT, LANDLORD at LANDLORD'S option, may, but shall not be obligated to, make such payment or on behalf of TENANT expend such sum as may be necessary to perform and fulfill such term, covenant, or condition and any and all sums so expended by LANDLORD with interest thereon at the rate of twelve (12%) percent per annum from the date of such expenditure shall be and be deemed to be additional rent in addition to the fixed rent and shall be repaid by TENANT to LANDLORD on demand, but no such payment or expenditure by LANDLORD shall be deemed to a waiver of TENANT'S default nor shall it affect any other remedy of LANDLORD by reason of such default.

     3. (A) This lease shall be deemed and construed to be a "net lease" and the LANDLORD shall receive all rents hereunder made by the TENANT free from any charges, taxes, assessments, impositions, expenses, or deductions of any and every kind and nature whatsoever. However, nothing herein contained shall be construed to require the TENANT to pay any franchise, corporation, income, or exercise taxes or surtaxes imposed upon the LANDLORD named herein or upon its legal representative, successors, or assigns, or any of them.

        (B) It is mutually agreed between the parties hereto that TENANT shall, at its own cost and expense, secure adequate hazard insurance the amount thereof to be mutually agreed upon between the parties hereto from time to time but in no event less than the market value of the premises in question.

     4. (A) TENANT shall punctually pay and discharge as additional rent, all real estate taxes, assessments, water rents and charges and governmental impositions, duties, and charges of every kind and nature whatsoever, extraordinary as well as ordinary and whether now within the contemplation of the parties or not, as hereinafter provided, and each and every installment of each of them which shall or may during the term of this lease be charged, laid, levied, assessed, or imposed upon, or become a lien or liens upon the demised premises, or any part thereof, or upon any sidewalks or streets in front or adjoining the demised premises, or which may become due and payable with respect thereto and any and all taxes charged, laid, levied, assessed, or imposed in lieu of or in addition to the foregoing under or by virtue of any present or future laws, rules, requirements, orders, directions, ordinances, or regulations of the United States of America, or of the State, County, or City government, or of any other municipal governmental or lawful authority whatsoever, and all gas, electricity, or other service or services furnished to the occupied premises or the occupants thereof during the term hereof. TENANT shall also punctually pay and discharge as additional rent, all taxes and assessments which shall or may during the term of this lease be charged, laid, levied, assessed, or imposed upon, or become a lien upon the personal property of the TENANT, attached to or used in connection with the operation of the premises or in connection with the TENANT'S business conducted on the premises. TENANT shall be deemed to have complied with the foregoing covenants of this Paragraph 4 if payment of any such taxes, assessments, water rents and charges or other governmental impositions, duties and charges or other governmental impositions, duties and charges is made by TENANT with the period during which payment is permitted without penalty or interest and TENANT shall within thirty (30) days thereafter produce and exhibit to LANDLORD satisfactory evidence of such payment.

        (B) All real estate taxes, ground rents, sewer charges, assessments or other tax impositions which shall become payable for the first and last tax years of the term hereof, shall be apportioned pro rate between LANDLORD and TENANT in accordance with the respective number of days during which each party shall be in possession of the demised premises in said respective tax years.

        (C) TENANT shall have the right to contest or review by legal proceedings in its own name or in the name of the LANDLORD or in such other manner as may be legal (which, if instituted, shall be conducted promptly at TENANT'S own expense and free of all expense to LANDLORD) any tax assessment, water, rent or charge, or other governmental imposition aforementioned or any compensation or award in condemnation or eminent domain proceedings. The legal proceedings herein referred to shall include appropriate appeals from any orders or judgments therein but all such proceedings shall be begun as soon as reasonably possible after the imposition or assessment of any contested items and shall be prosecuted to final adjudication with reasonable dispatch. In the event of any reduction, cancellation, or discharge, TENANT shall pay the amount that shall be finally levied or assessed against the demised premises or personal property or adjudicated to be due and payable and if there shall be any refund payable by the governmental authority with respect thereto. TENANT shall be entitled to receive and retain the same.

     LANDLORD agrees that it will not, during the term of the herein lease or extension thereof, institute any eminent domain or condemnation proceedings with might effect the premises in question.

     5. The TENANT shall be responsible for the payment of all real estate taxes to the Tax Collector of the Township of Neptune when such taxes shall be due and payable.

Simultaneous with the execution of the within lease, the Tax Assessor for the Township of Neptune shall be directed to forward all future tax bills and assessments to the TENANT and the TENANT shall forward a duplicate of such bills to the LANDLORD or its designated agent with the rental payment next due subsequent to the receipt thereof.

     6. (A) Upon the execution of the herein lease, the tenant may make renovation to the interior and to the exterior of the demised premises but only upon the written consent of the LANDLORD, which consent shall not be unreasonably withheld; however, the LANDLORD may impose as a condition of such renovation approval, that upon termination of this lease and the vacation of the premises by the TENANT, that the renovation be removed and the premises restored to its former condition.

        (B) Before commencing any such renovation work, TENANT shall at its own cost and expenses, deliver to LANDLORD a general accident and public liability policy more particularly described in Paragraph 10 hereof, but said policy shall recite and refer to such work.

        (C) It is mutually understood and agreed between the parties hereto that any trade fixtures now or hereafter installed shall remain the property of the TENANT and may be removed by the TENANT without prior written consent of the LANDLORD. The presently existing vault shall not be removed and replaced except upon terms to be mutually agreed upon between the parties hereto. The movable furniture and personal property of the TENANT, however, shall remain the TENANT'S property at all times and may be removed at the termination of this lease, any damage to the premises in the course of such removal to be repaired by the TENANT at the TENANT'S own cost and expense.

     7. (A) TENANT shall, at TENANT'S own cost and expense, put, keep and maintain in thorough repair and good order and safe condition, the building and improvements, both interior and exterior, standing upon the occupied premises at the commencement of the term hereof or thereafter erected upon the occupied premises, or forming part of the occupied premises, and their full equipment and appurtenances, and each and every part thereof, both inside and outside, structural and nonstructural, extraordinary and ordinary, and shall repair the whole and each and every part thereof in order to keep the same at all times during the term hereof in thorough repair and good order and safe condition, and whether or not the same shall occur in whole or in part, by wear, tear, obsolescence or defects, latent or otherwise, and shall use all reasonable precaution to prevent waste, damage or injury. TENANT shall also, at TENANT'S own cost and expense, put, keep, and maintain the premises in thorough repair and good order and safe condition, and free from dirt, snow, ice, rubbish and other obstructions or encumbrances.

        (B) TENANT shall have no power to do any act or make any contract which may create or be the foundation for any lien, mortgage or other encumbrance upon the reversion or other expense of LANDLORD, or of any interest of LANDLORD in the occupied premises, or upon or in the building or improvements thereon; it being agreed that should TENANT cause any alterations, changes, additions, improvements or repairs to be made to the occupied premises shall, under any circumstances, be liable for the payment of any expense incurred or for the value of any work done or material furnished to the occupied premises or any part thereof, but all such alterations, changes, additions, improvements and repairs, and materials and labor shall be at TENANT'S expense and TENANT shall be solely and wholly responsible to contractors, laborers and material men furnishing labor and material to said premises and building or any part thereof.

     8. If, because of any act or omission of TENANT, any mechanic's or other lien or order for the payment of money shall be filed against the occupied premises or any building or improvement thereon, or against LANDLORD (whether or not such lien or order is valid or enforceable as such), TENANT shall, at TENANT'S own cost and expense, indemnify and save harmless LANDLORD from and against any and all costs, expenses, claims, losses or damages, including reasonable counsel fees, resulting therefrom or by reason thereof.

     9. During the term hereof TENANT shall, at TENANT'S own cost and expense, promptly observe and comply with all present or future laws, rules, requirements, orders, directions, ordinances and regulations of the United States of America, or of the state, county or city governments, or of any other municipal, governmental or lawful authority whatsoever, affecting the occupied premises or appurtenances or any part thereof, and of any and all of its or their departments, bureaus or officials and of the Board of Fire Underwriters and/or of any other body exercising similar functions, and of all insurance companies writing policies covering the demised premises, or any part thereof, whether such laws rules, requirements, orders, directions, ordinances or regulations relate to structural alterations, charges, additions, improvements or repairs, inside or outside, extraordinary or ordinary, or otherwise, to or in and about the occupied premises, or any building thereon or in the franchises or privileges appurtenant thereto or connection with the enjoyment thereof, or to charges or requirements incident to or otherwise and whether the same are in force at the commencement of the term hereof, or at any time in the future may be passed, enacted or directed; and TENANT shall pay all costs, expenses, claims, losses, damages, fines and penalties, including reasonable counsel fees, that may in any manner arise out of or be imposed because of the failure of TENANT to comply with these covenants.

     If TENANT shall desire to contest the validity of any such law, rule, requirement, order, direction, ordinance or regulation TENANT may, at TENANT'S own cost and expense, carry on such contest, and if non-compliance therewith shall not constitute a crime or misdemeanor, such non-compliance by TENANT during such contest shall not be deemed a breach of the covenants contained in this Paragraph 9, provided TENANT shall indemnify LANDLORD against the cost thereof and against all liability for any cost, expenses, claims, losses, damages, fines and penalties, including reasonable counsel fees, resulting from or incurred in connection with such contest and non-compliance.

     10. (A) During the term hereof TENANT shall, at TENANT'S own cost and expense, provide and keep in force, for the benefit of the LANDLORD, general accident and public liability insurance fully protecting LANDLORD against any and all liability occasioned by accident or disaster, and such accident and liability insurance shall cover the entire building and occupied premises as well as the sidewalks in front of and adjacent to the occupied premises. Said coverage may be included, if desired, in any blanket insurance coverage, which the TENANT may carry on all its buildings.

         (B) Prior to the expiration of any policy or policies of such insurance, TENANT shall pay the premiums for the renewal insurance and deliver to LANDLORD a certificate with respect to the insurance referred to in subdivision (A) of this paragraph shall be delivered by TENANT; and if such premiums or any of them shall not be so paid and the policies or certificates shall not be so delivered, LANDLORD may procure and/or pay for the same, and the amount so paid by LANDLORD, with interest thereon at the rate of twelve (12%) percent per annum from the date of payment, shall become due and payable by TENANT as additional rent with the next or any subsequent installment of fixed rent which shall become due after such payment by LANDLORD: it being expressly covenanted that payment by LANDLORD of any such premiums shall not be deemed to waive or release the default in the payment thereof by TENANT, or the right of LANDLORD to take such action as may be permissible hereunder as in the case of default in the payment of base rent.

        (C) TENANT shall not violate or permit to be violated any of the conditions or provisions of any of said policies, and TENANT shall so perform and satisfy the requirements of the companies writing such policies that at all times companies of good standing and acceptable to LANDLORD shall be willing to write and continue such insurance.

     11. No abatement, diminution or reduction of the fixed rent, or other charges, payable by TENANT under this lease, shall be claimed by or allowed to TENANT for any inconvenience, interruption or cessation or loss of business or otherwise, caused, directly or indirectly, by any present or future laws, rules, requirements, orders, direction, ordinances or regulations of the United States of America, or of the state, county or city governments, or of any other municipal, governmental or lawful authority whatsoever, or by priorities, rationing or curtailment of labor or materials, or by war or any matter or thing resulting therefrom or, except as provided in this lease by any other cause or causes beyond the control of LANDLORDS, nor shall this lease be affected by any such causes.

     12. TENANT shall, at TENANT'S own cost and expense, procure each and every permit, license, certificate or other authorization required in connection with the lawful and proper use of the occupied premises or required in connection with any building or improvements now or hereafter erected on the demised premises.

     13. TENANT shall permit LANDLORD or LANDLORD'S agents to enter the occupied premises at all reasonable hours for the purpose of inspecting the same or of making repairs that TENANT may neglect or refuse to make in accordance with the terms, covenants and conditions of this lease, and also for the purpose of showing the occupied premises to persons wishing to purchase the same, and during the six months next preceding the expiration of this lease shall permit inspection thereof by or on behalf of prospective tenants. The provisions contained in this paragraph are not to be construed as an increase of LANDLORD'S obligations under this lease; it being expressly agreed that the right and authority hereby reserved does not impose, nor does LANDLORD assume, by reason thereof, any responsibility or liability whatsoever for the repair, care of, supervision of the occupied premises, or any building, equipment, or appurtenance on the occupied premises.

     14. During the last six months of the term or any extended term hereby granted LANDLORD may post and maintain, without hindrance or molestation, signs or notices indicating that the premises are for sale and/or for rent. Such signs shall be affixed to a door or window on the premises, provided the said sign or notices shall in no way interfere with TENANT'S right to peaceable possession and enjoyment of said premises and further provided same shall not interfere with TENANT'S normal operation of its business.

     15. If prior to, or at any time during the term hereof, the TENANT shall file in any court or there shall be filed by or against TENANT, in any court pursuant to any statute either of the United States or any state, a petition in bankruptcy or insolvency or for reorganization or for the appointment of a receiver or trustee of all of TENANT'S property, or if TENANT shall dissolve or commence an action or proceeding for dissolution or liquidation, or if the property of TENANT shall be taken by any governmental officer or agent pursuant to statutory authority for the dissolution or liquidation of TENANT, or if TENANT, shall be adjudicated a bankrupt, or a receiver or trustee shall be appointed for the liquidation or reorganization of TENANT, any such event shall be a default by TENANT and a breach of this lease, and LANDLORD at LANDLORD'S option, may give TENANT or any such trustee, receiver, officer, agent or assignee, within a reasonable time after notice of the happening of any one or more of such events, a Notice in writing, stating that this lease and the term hereby granted shall cease and expire on a date not less than thirty (30) days after the date of the giving of such notice; and upon the expiration of the time fixed by such notice the term hereby granted shall wholly cease and expire in the same manner and with the same effect as if the date fixed by such notice were the date herein originally fixed for the termination hereof, and LANDLORD shall thereupon be entitled to the immediate possession of the demised premises and may institute summary proceedings against TENANT or may take any other suitable proceedings or action to obtain possession thereof.

     16. (A) If the TENANT shall default in the payment of rent herein reserved or any part thereof for a period of thirty (30) days after its due date it shall be deemed a breach of this lease, or if the TENANT shall default in the performance of any of the other terms, covenants and conditions of this lease and if such default shall continue for thirty (30) days after notice, or if any execution or attachment shall be issued against TENANT whereby the demised premises shall be taken by someone other than TENANT or if TENANT shall vacate and abandon the demised premises, then the LANDLORD shall have the right at the LANDLORD'S option to terminate this lease and the term thereof as well as all right, title and interest of the TENANT hereunder by giving the TENANT thirty
(30) days notice in writing of such intention and upon the expiration of the time fixed in such latter notice if the TENANT has not cured such default nor is diligently proceeding to cure such defaults, this lease and the term hereof as well as all the right, title and interest of TENANT hereunder SHALL wholly cease and expire in the same manner and with the same force and effect (except as to TENANT'S liability) as if the date fixed by such latter notice were the expiration of the term originally granted and the TENANT shall immediately quit and surrender to the LANDLORD, the demised premises and each and every part thereof and the LANDLORD may enter into or repossess the demised premises either by force, summary proceedings or otherwise.

        (B) If the demised premises shall be vacated or abandoned or in the event of a cancellation or termination hereof either by operation of law or by the issuance of a dispossess warrant or by the service of a notice of termination based on default of TENANT as above provided, TENANT shall nevertheless remain and continue liable to LANDLORD in a sum equal to all fixed rent and all additional rent herein reserved for the balance of the term herein originally granted.

        (C) The TENANT hereby expressly waives any notice of intention to reenter and expressly waives any and all right to recover or regain possession of the demised premises or to reinstate or redeem this lease as may be permitted or provided by or under any statutes, law or decision now or hereafter in force and effect.

     17. On the last day of the term hereof or on the earlier termination thereof, TENANT shall peaceably and quietly leave, surrender and deliver up to LANDLORD the demised premises, together with all alterations, changes, additions and improvements which may have been made upon the occupied premises (except movable furniture, trade fixtures, or personal property), in their then present condition with no warranties, covenants or representation of any kind, either express or implied, regarding the condition of said buildings. TENANT, on or before said date, shall remove all of TENANT'S personal property from the occupied premises and all property not so removed shall be deemed to have been abandoned and may be appropriated, sold, stored, destroyed or otherwise disposed of by LANDLORD without notice to TENANT and without obligation to account therefor. TENANT shall pay to LANDLORD the cost incurred by LANDLORD in removing, selling, storing, destroying or otherwise disposing of any such personal property. If the demised premises be not so surrendered, TENANT shall make good to LANDLORD, all damage which LANDLORD shall suffer by reason thereof, and in addition shall indemnify LANDLORD from and against all claims made by any succeeding tenant against LANDLORD, found upon delay by LANDLORD in delivering possession of the premises to such succeeding tenant, so far as such delay is occasioned by the failure of TENANT to surrender the premises. In the event that this lease is cancelled or terminated by LANDLORD by notice pursuant to any provision hereof, TENANT shall have thirty (30) days, from termination date set forth in the notice, to remove all TENANT'S personal property and trade fixtures installed by TENANT from the premises, and in the event TENANT does not remove the goods, they shall be deemed abandoned.

     TENANT shall have the right to remove any additions to the premises in question whether trade fixtures or not, provided that any damages caused by said removal shall be repaired and restored by TENANT in a workmanlike manner.

     18. TENANT may place on the outside of the building on the demised premises any sign, advertisement, illumination or projection of a substantial size and of a permanent character and nature, subject to municipal zoning ordinances and regulations.

     19. LANDLORD covenants that, if and so long as TENANT pays the base rent and additional rent and other charges reserved by this lease, and performs all the terms, covenants and conditions of this lease on the part of the TENANT to be performed, TENANT shall quietly enjoy the demised premises, subject, however, to the terms of this lease or any defaults thereunder. TENANT'S obligation to pay fixed rent and additional rent is conditioned upon its right and privilege to the peaceable possession, use and enjoyment of the demised premises as undertaken in this paragraph by LANDLORD.

     20. Provided the TENANT is not in default pursuant to the terms and conditions of this lease, the TENANT is hereby given the right and privilege to renew the within lease, for two (2) separate five (5) year option periods, which options shall be upon the same terms and conditions as in this lease contained, rental to be a continuation of the terms of the previous existing lease with the Consumer Price Index Clause which, will determine the future rent.

     The right option and privilege of the TENANT to renew this lease as hereinabove set forth is expressly conditioned upon the TENANT delivering to the LANDLORD, in writing, by certified mail, return receipt requested, six (6) months prior notice of its intention to renew.

     At the end of three years of this five-year lease, the TENANT has the right to terminate this lease by paying a termination fee of $36,000.00. This right is expressly conditioned upon the TENANT delivering to the LANDLORD, in writing, by certified mail, return receipt requested, six (6) months prior notice of its intention to terminate.

     It is also mutually agreed between the parties hereto that in the event that LANDLORD receives an offer or offers for the sale of said premises during the term of the herein lease, TENANT shall have the right of first refusal to purchase said premises upon the same terms as offered to LANDLORD.

     21. If the premises in question shall be destroyed or damaged in whole or in part, as a result of any casualty, hazard, or catastrophe of any kind or nature whatsoever, the TENANT shall promptly, at its own cost and expense, repair, replace and rebuild the same at least to the extent of the value and as nearly as possible to the character of the building with improvements existing immediately prior to such occurrence, said repairs or rebuilding to commence forthwith and shall be completed within a reasonable period of time thereafter, due regard being had to conditions beyond the control of the TENANT.

     It is mutually agreed between the parties hereto that LANDLORD shall take such steps as are necessary to make available to TENANT all of the insurance proceeds available in the event of such occurrence.

     22. The parties hereto covenant and agree that this lease shall be binding upon their respective successors and assigns.

     23. The terms, Conditions and provisions herein set forth constitute the entire lease agreement between the parties hereto and shall supersede all previous communication, representations, or agreements either verbal or written between the parties hereto with respect to the subject matter hereof.

     24. TENANT shall neither assign this lease nor sublet all or any portion of Leased Premises without LANDLORD'S prior consent, which consent shall not be unreasonably withheld.

     IN WITNESS WHEREOF, the parties hereto have caused these presents to be signed by their proper corporate officers and caused their proper corporate seals to be hereto affixed the day and year first above mentioned.



ATTEST:                               The Ocean Grove Camp Meeting
                                      Association of the United Methodist Church


/s/ Secretary                         /s/ Rev. Dr. Harold E. Schmul
______________________                __________________________________
Secretary                             President



ATTEST:                               Monmouth Community Bank, N.A.


/s/ James G. Aaron                    By: /s/ James S. Vaccaro
______________________                    ______________________________


                                ADDENDUM TO LEASE


     The parties agree that the tenant shall have a third five-year option, to run through the year 2018, based upon the payment schedule applicable after July 1, 2008. Therefore, the Tenant's option shall be exercisable in the years 2008 and 2013. ATTEST: The Ocean Grove Camp Meeting
                                      Association of the United Methodist Church


/s/ Secretary                         /s/ Rev. Dr. Harold E. Schmul
______________________                __________________________________
Secretary                             President



ATTEST:                               Monmouth Community Bank, N.A.


/s/ James G. Aaron                    By: /s/ James S. Vaccaro
______________________                    ______________________________

                                                                   EXHIBIT 10.10






                                    NET LEASE





                                     BETWEEN






                              MEDICAL REALTY, INC.
                               c/o Joseph Clemente
                                 1270 Highway 35
                          Middletown, New Jersey 07748






                                       AND






                          MONMOUTH COMMUNITY BANK, N.A.
                                627 Second Avenue
                       Long Branch, New Jersey 07740-0630

                                TABLE OF CONTENTS

                                                                          Page

ARTICLE 1.          PREMISES.................................................1

ARTICLE 2.          USE......................................................1

ARTICLE 3.          SHORT TERM GROSS LEASE...................................1

ARTICLE 4.          FIXED ANNUAL RENT - ADDITIONAL RENT......................2

ARTICLE 5.          TENANT'S PROPERTY........................................2

ARTICLE 6.          ADJUSTMENT OF RENTS......................................3

ARTICLE 7.          PUBLIC UTILITY AND OTHER CHARGES.........................4

ARTICLE 8.          COMPLIANCE WITH LAWS, ETC................................4

ARTICLE 9.          INDEMNIFICATION..........................................6

ARTICLE 10.         MAINTENANCE AND REPAIRS, COVENANT AGAINST WASTE, AND
                      RIGHT TO INSPECTION....................................6

ARTICLE 11.         MECHANICS' LIENS.........................................7

ARTICLE 12.         ALTERATIONS..............................................7

ARTICLE 13.         INSURANCE................................................8

ARTICLE 14.         DAMAGE OR DESTRUCTION....................................9

ARTICLE 15.         CONDEMNATION............................................10

ARTICLE 16.         DEFAULT PROVISIONS......................................11

ARTICLE 17.         SUBORDINATION TO LESSORS AND MORTGAGEES.................13

ARTICLE 18.         QUIET ENJOYMENT.........................................14

ARTICLE 19.         SURRENDER OF PREMISES...................................14

ARTICLE 20.         ASSIGNMENT AND SUBLETTING...............................14

ARTICLE 21.         ESTOPPEL CERTIFICATE....................................14

ARTICLE 22.         NOTICES.................................................15

ARTICLE 23.         INVALIDITY OF PARTICULAR PROVISIONS.....................15

ARTICLE 24.         CUMULATIVE REMEDIES - WAIVER - ORAL CHANGE..............15

ARTICLE 25.         BROKER..................................................16

ARTICLE 26.         SIGNS...................................................16

ARTICLE 27.         PARKING.................................................16

ARTICLE 28.         HOLDOVER................................................16

ARTICLE 29.         CAPTIONS AND MARGINAL NOTES.............................16

ARTICLE 30.         LIMITATION OF LIABILITY.................................17

ARTICLE 31.         COVENANTS BINDING ON RESPECTIVE PARTIES.................17

ARTICLE 32.         GOVERNING LAWS..........................................17

ARTICLE 33.         RIGHT OF RENEWAL........................................17

ARTICLE 34.         NET LEASE...............................................18

                                    NET LEASE
                                    ---------

     THIS LEASE, made as of this 15th day of June 2002, between Medical Realty, Inc., a New Jersey corporation having an office at c/o Joseph Clemente, 1270 Highway 35, Middletown, New Jersey 07748 (hereinafter called "Landlord") and Monmouth Community Bank, N.A., a New Jersey Corporation having an office at 627 Second Ave., Long Branch, New Jersey 07740-0630, (hereinafter called "Tenant").

                                   WITNESSETH:
                                   -----------

ARTICLE 1.     PREMISES

               1.1. Landlord, for and in consideration of the rents, covenants and agreements hereinafter reserved and contained on the part of Tenant to be paid, kept and performed does hereby lease to Tenant, and Tenant does hereby hire from Landlord, upon and subject to the terms, covenants and conditions herein set forth, the land and building containing 2,300 +/-square feet ("Building") upon property known as 3636 Highway 33, Neptune, New Jersey, more particularly described on Exhibit A annexed hereto and made a part hereof (the land and Building being collectively referred to as the "Demised Premises" or "Premises").

     SUBJECT, however, to all zoning ordinances and regulations now or hereafter in force of any public authority or governmental agency or department having jurisdiction.

     TO HAVE AND TO HOLD the Demised Premises for a term commencing on June 15, 2002 ("Commencement Date") and expiring on the seventh (7th) anniversary of the Commencement Date ("Expiration Date"), all at the rents and upon the terms, covenants and conditions hereinafter provided.

ARTICLE 2.     USE

               2.1. Tenant shall use and occupy the Demised Premises for a banking institution and purposes related thereto.

               2.2. Tenant shall not at any time use or occupy, or do or permit anything to be done in the Demised Premises in violation of any Certificate of Occupancy (or other similar municipal ordinance) governing the use and occupancy of the Demised Premises. Tenant acknowledges that Landlord has made no representation with respect to Tenant's right to utilize the Demised Premises for its intended purpose.

ARTICLE 3.     SHORT TERM GROSS LEASE

               3.1. Commencing on June 15, 2002 for a maximum term of sixty (60) days Tenant agrees to pay a Gross Rent in he amount of twenty-five hundred dollars ($2,500) per month to Landlord for the purposes of permitting Tenant to obtain all approvals from the Office of Controller of the Currency for the opening of a branch bank on the Premises. The first $2,500.00 payment is due on or before June 15, 2002 and the second payment is due on July 15, 2002. In the event that the Tenant obtains approval from the Office of Controller of the

Currency prior to the expiration of the Short Term, the terms and conditions of the Net Lease shall commence without any credit for offset for the Short Term Lease payments.

               3.2. Upon the earlier of receipt of approval and/or expiration of the sixty (60) day period if not sooner terminated by the Tenant, the terms and conditions of this Net Lease will commence.

               3.3. Tenant agrees to use its best effort to secure all required approvals required for Tenant to use and occupy the Demised Premises for a banking institution and purposes related thereto.

ARTICLE 4.     FIXED ANNUAL RENT - ADDITIONAL RENT

               4.1. The rents reserved under this Lease, for the term hereof, shall be and consist of:

                    (a) Fixed Annual Rental for the term shall be as set forth on Schedule B annexed hereto and as set forth in Article 33 and made a part hereof for rental for the term commencing on the Commencement Date; and

                    (b) Additional Rent consisting of all such other sums of money as shall become due from or be payable by Tenant to Landlord or for and on behalf of Landlord pursuant to the terms of this Lease, including but not limited to Taxes and Operating Expenses as hereinafter defined, (for default in payment of which Landlord shall have the same remedies as for a default in payment of fixed Annual Rent), all to be paid to Landlord at its office, or such other place, or to such agent and at such place, as Landlord may designate by notice to Tenant, in lawful money of the United States of America.

                    4.2. Tenant agrees to pay the fixed Annual Rent and Additional Rent herein reserved promptly as and when the same shall become due and payable, without demand therefor and without any abatement, deduction or set off whatsoever except as expressly provided in this Lease. Fixed Annual Rental shall be payable monthly in advance without any offsets or deductions (except as specifically provided for in this Lease) on the first day of each and every month during the term of this Lease. In the event that Tenant fails to pay any, fixed or Additional Rent within ten (10) days of its due date Tenant shall also pay to Landlord, in recognition of Landlords administrative expense, a late charge calculated at the rate of two cents for each dollar not paid within ten
(10) days of its due date which sum shall be deemed Additional Rent hereunder and if not paid by the tenth (10th) of any month, interest on amounts owed at Prime Rate (as reported in the Wall Street Journal as of the date payment was due,) plus four (4%) percent from its due date through the date of payment.

ARTICLE 5.     TENANT'S PROPERTY

               5.1. All business and trade fixtures, machinery and equipment, communications equipment and office equipment, whether or not attached to or built into the Demised Premises, which are installed in the Demised Premises by or for the account of Tenant, without expense to Landlord, and can be removed without permanent structural damage to the Building, and all furniture, furnishings and other articles of movable personal property owned by

Tenant and located in the Demised Premises exclusive of any building service equipment which may be installed by Tenant including but not limited to heating, ventilating and air conditioning and sprinkler equipment (all of which are sometimes called "Tenant's Property") shall be and shall remain the property of Tenant and may be removed by it at any time during the term of this Lease, provided that if any of Tenant's Property is removed, Tenant shall repair or pay the cost of repairing any damage to the Demised Premises or to the Building resulting from such removal, if any.

               5.2. At or before the Expiration Date, or the date of any earlier termination of this Lease, or as promptly as practicable after such an earlier termination date, Tenant, at its expense, shall remove from the Demised Premises all of Tenant's Property and shall repair any damage to the Demised Premises resulting from such removal, if any.

               5.3. Other than with respect to items of Tenant's Property which Landlord has agreed may remain, any other items of Tenant's Property (except money, securities and other like valuables) which shall remain in the Demised Premises after the Expiration Date or after a period of fifteen (15) days following an earlier termination of this Lease, may, at the option of the Landlord, be deemed to have been abandoned, and in such case either may be retained by Landlord as its property or may, at Tenant's expense, be disposed of, without accountability, in such manner as Landlord may see fit.

ARTICLE 6.     ADJUSTMENT OF RENTS

               6.1. For the purpose of Sections 6.1-6.3:

                    (a) "Taxes" shall mean real estate taxes, special and extraordinary assessments and governmental levies against the Demised Premises provided, however, if at any time during the term of this Lease the method of taxation prevailing at the date of this Lease shall be altered so that in lieu of, or as an addition to, or as a substitute for any or all of the above there shall be assessed, levied or imposed (i) a tax, assessment, levy, imposition or charge based on the income or rents received therefrom whether or not wholly or partially as a capital levy or otherwise, or (ii) a tax, assessment, levy, imposition or charge measured by or based in whole or in part upon all or any part of the land and/or Building and imposed upon Landlord, or (iii) a license fee measured by the rents, or (iv) any other tax, assessment, levy, imposition, charge or license fee however described or imposed, then all such taxes, assessments, levies, impositions, charges or license fees or the part thereof so measured or based shall be included in the definition of "Taxes".

               Any assessments shall be apportioned between Landlord and Tenant as of the Commencement Date and Expiration Date of this Lease, it being intended that Tenant shall pay any assessment as is allocable to the full term of this Lease. To the extent that same may be permitted by law, Landlord agrees to apply for the conversion of any assessment for local improvements assessed during the term of this Lease in order to cause the same to be payable in annual installments, and upon such conversion, Tenant shall be responsible for the payment of such installments which shall be applicable to the term of this Lease, and Tenant shall not be responsible for the payment of any installments (or parts thereof) which are allocable to a period prior to the Commencement Date or subsequent to the expiration date of this Lease.

                    (b) "Tax Year" shall mean the fiscal year for which Taxes are levied by the governmental authority.

                    (c) "Operational Year" shall mean each calendar year commencing with the calendar year in which the Commencement Date occurs.

                    (d) "Tenant's Proportionate Share of Taxes" shall mean One Hundred (100%) Percent of the Taxes applicable to each Operational Year.

                    (e) "Tenant's Projected Share of Taxes" shall mean the amount reasonably estimated by Landlord as Tenant's Proportionate Share of Taxes for each Operational Year divided by twelve (12) and payable monthly by Tenant to Landlord as Additional Rent.

               6.2. After the expiration of each Operational Year, Landlord shall furnish to Tenant a copy of the applicable real estate tax bill(s), together with a written statement of the Taxes incurred for such Operational Year, which statement shall set forth Tenant's Proportionate Share of Taxes and there shall be an adjustment such that Tenant shall have only paid its Pro Rata Share of Taxes for such Operational Year.

               6.3. Unless requested by Landlord, Tenant shall not be required to pay to Landlord Tenant's Projected Share of Taxes and shall pay all Taxes on or before their due date directly to the taxing authority and forward to Landlord a copy of the receipted tax bill or other evidence of payment within forty-five (45) days of their due date. Landlord reserves the right at any time to require Tenant to make the monthly deposits required pursuant to 6.1(e) herein.

               6.4. Landlord hereby grants to Tenant the right in the name of Tenant or if legally required, in the name of Landlord to appeal any Real Estate Taxes applicable to the Demised Premises at Tenant's sole cost and expense. Tenant shall provide to Landlord copies of all documents filed with respect to any tax appeal within two (2) days of their filing.

ARTICLE 7.     PUBLIC UTILITY AND OTHER CHARGES

               7.1. Tenant agrees to pay as of the Commencement Date, all charges for gas, water, sewer, electricity, heat or any other utility or service supplied to the Demised Premises, and the cost of repair, maintenance, replacement and reading of any meters measuring Tenant's consumption thereof. In addition, Tenant agrees to arrange and pay for as of the Commencement Date, all charges for rubbish removal and janitorial services supplied to the Demised Premises. Tenant expressly agrees that Landlord shall not be responsible for the failure of supply to Tenant of any of the aforesaid, or any other utility or services. Tenant agrees to cause the electric and gas meters to be placed in Tenant's name.

ARTICLE 8.     COMPLIANCE WITH LAWS, ETC.

               8.1. From and after the Commencement Date, Tenant shall, at its own cost and expense, promptly comply, or cause compliance with, all laws and ordinances and the orders, rules, regulations and requirements of all federal, state, county and, municipal governments, and appropriate departments, commissions, boards and offices thereof, and the requirements of any insurer of the Demised Premises or the Board of Fire Underwriters or any other body (all of the above being hereinafter collectively referred to as "Statutes"), now or hereafter exercising similar functions foreseen or unforeseen, ordinary as well as extraordinary, and whether or not the same shall presently be within the contemplation of the Parties or shall involve any change of governmental policy, which may be applicable to the Demised Premises, the purposes to which the Demised Premises are put, or manner of use of the Demised Premises at the commencement of or during the term of this Lease.

               8.2. If the actions of Tenant or any of Tenant's subtenants shall require same, Tenant shall, at Tenant's sole expense, comply with the provisions of any Federal, State or Local environmental laws, rules or regulations applicable to the Demised Premises including, but not limited to the Industrial Site Recovery Act (ISRA) and the regulations promulgated thereunder as same relate to Tenant's occupancy of the Demised Premises. Tenant shall, at Tenant's own expense, make all submissions to, provide all information to, and comply with all requirements of, the Division of Hazardous Waste Management (the "Bureau") of the New Jersey Department of Environmental Protection ("NJDEP"). Should the Bureau or any other division of NJDEP determine that a cleanup plan be prepared and that a cleanup be undertaken because of any spills or discharges of hazardous substances or wastes at the Demised Premises which were caused by Tenant or its subtenants or any agents or contractors of Tenant or its subtenants, then Tenant shall, at Tenant's own expense, prepare and submit the required plans and financial assurances, and carry out the approved plans. In the event that Landlord shall have to comply with ISRA by reason of Landlord's actions, Tenant shall promptly provide all information requested by Landlord for preparation of non-applicability affidavits, an Administrative Consent Order or a Negative Declaration and shall promptly sign such affidavits when requested by Landlord, provided the information contained therein is true and accurate. Landlord represents that the Demised Premises and the land upon which same is constructed do not, to the best of its knowledge, contain any hazardous substances or wastes beyond allowable federal and/or state permitted levels. Tenant shall indemnify defend and save harmless Landlord from all fines, suits, procedures, claims and actions of any kind arising out of or in any way connected with any spills or discharges of hazardous substances or wastes at the Demised Premises which were caused by Tenant, its subtenants or its or their agents or contractors; and from all fines, suits procedures, claims and actions of any kind arising out of Tenant's failure to provide all information, make all submissions and take all actions required by ISRA or any other Federal, State or County agency or bureau having jurisdiction. Tenant's obligations and liabilities under this paragraph shall continue so long as Landlord remains responsible for any spills or discharges of hazardous substances or wastes at the Demised Premises which were caused by Tenant, its subtenants or its or their agents or contractors. Tenant's failure to abide by the terms of this paragraph shall be restrainable by injunction. Tenant shall have no responsibility to obtain a "Negative Declaration" or "Letter of Non-Applicability" from the NJDEP if the sole reason for obtaining same is in connection with a sale or other disposition of the real estate by Landlord (other than to Tenant or its designees) but Tenant agrees to cooperate with Landlord in Landlord's effort to obtain same and shall perform, at Tenant's expense, any clean up required by reason of Tenant's or its subtenant's use and occupancy of the Demised Premises. In the event that the foregoing shall be applicable and any required cleanup is not completed prior to the expiration or sooner termination of this Lease, Tenant shall be responsible for the rent and Additional Rent provided for herein until such cleanup shall have been completed and Tenant has obtained a Negative Declaration. As used herein, the term hazardous waste or substances shall be given their broadest meaning under any Federal and/or State statute defining same for any purpose.

ARTICLE 9.     INDEMNIFICATION

               9.1. Tenant covenants and agrees, at its own cost and expense, to indemnify and hold harmless Landlord against and from any and all claims by or on behalf of any person, firm or corporation asserted against Landlord and arising out of or in connection with (a) the conduct or management of, and the payment for, any work or thing whatsoever done in or about the Demised Premises by-or on behalf of Tenant (or any person holding or claiming through or under Tenant) other than by Landlord during the term of this Lease; (b) the condition of the Demised Premises during the term of this Lease, unless caused by the fault or neglect of Landlord or its agents, servants, employees or contractors;
(c) any act, negligence or fault of Tenant, or any of its agents, servants, employees, contractors, invitees or licensees; (d) any accident, injury or damage whatsoever caused to any person, firm or corporation (other than those caused by Landlord or its agents, servants, employees or contractors) occurring during the term of this Lease, in or about the Demised Premises; and (e) any work done by Tenant in the Demised Premises. Further, Tenant agrees to indemnify and hold harmless Landlord against and from all reasonable costs, counsel fees, expenses and liabilities incurred in or about any such claim and any action or proceeding brought thereon, and in case any action or proceeding be brought against Landlord by reason of any such claim, Tenant, upon notice from Landlord, agrees to resist or defend such action or proceeding on behalf of Landlord (by counsel reasonably satisfactory to Landlord or counsel selected by any insurer required to provide a defense to such action) unless Tenant pays such claim or otherwise causes the same to be discharged and satisfied. Tenant's covenants and obligations under this Section shall survive the expiration or sooner termination of the term of this Lease.

ARTICLE 10. MAINTENANCE AND REPAIRS, COVENANT AGAINST WASTE, AND RIGHT TO INSPECTION

               10.1. Tenant shall, throughout the term of this Lease, and at no expense whatsoever to Landlord, take good care of the Demised Premises and shall promptly make all repairs to the Demised Premises of every kind and nature, which are required, structural or nonstructural, foreseen or unforeseen. When used in this Article, the term "repairs" shall include replacements, restorations and/or renewals when necessary. Tenant shall keep and maintain all portions of the Demised Premises and the sidewalks adjoining same, in a clean and orderly condition, free of snow (including the treatment of ice), dirt and rubbish.

               10.2. As of the Commencement Date, Landlord shall assign to Tenant any and all warranties and guarantees received by Landlord in connection with the construction of the Building. To the extent any warranty or guarantee is not assignable, tenant shall have the right to enforce same in the name of the Landlord.

               10.3. Tenant shall permit Landlord and the authorized representatives of Landlord, upon notice which is reasonable under the circumstances, to enter the Demised Premises at all reasonable times during usual business hours for the purpose of exhibiting same to potential lenders, or inspecting the same and for curing defaults (subject to the applicable notice
provisions of this Lease) on the part of Tenant, or for the performance of any work therein that may be necessary to comply with any laws, ordinances, rules, orders, regulations or requirements of any public authority, pursuant to this Lease, or that may be necessary to prevent substantial waste or deterioration in connection with the Demised Premises or to enable Landlord to fulfill its obligations as set forth in this Lease. Nothing in this Section 9.3 shall imply any duty upon the part of Landlord to cure any such defaults or to do any such work. Landlord shall not in any event be liable for inconvenience, annoyance, disturbance, loss of business or other damage of Tenant or any other occupant of the Demised Premises or part thereof, by reason of making repairs or the performance of any work on the Demised Premises or on account of bringing materials, supplies and equipment into or through the Demised Premises during the course thereof, provided, however, Landlord shall be liable for any damage caused to Tenant's Property by reason of the negligence of Landlord and/or its authorized representatives. Landlord agrees to utilize its best efforts to make any required repairs in such a manner so as to cause the least interference with Tenant's business, but nothing contained herein shall be construed as requiring Landlord to perform such work after normal business hours.

ARTICLE 11.    MECHANICS' LIENS

               11.1. Tenant shall not suffer or permit any liens to be filed against the Demised Premises or any part thereof or against Tenant's leasehold estate therein by reason of any work, labor, services or materials done for, or supplied, or claimed to have been for, or supplied to, Tenant or anyone holding the Demised Premises or any part thereof through or under Tenant. If any such lien shall at any time be filed against the Demised Premises or any part thereof or against Tenant's leasehold estate therein, Tenant shall cause the same to be discharged of record within sixty (60) days after notice of the filing of same, by either payment, deposit or bond or provide Landlord with such other security as Landlord may require to assure removal of any such lien.

               11.2. Nothing in this Lease shall be deemed to be, or construed in any way as constituting, the consent or request of Landlord, expressed or implied, by inference or otherwise, to any person, firm or corporation for the performance of any labor or the furnishing of any materials for any construction, rebuilding, alteration or repair of or to the Demised Premises or any part thereof, nor as giving Tenant any right, power or authority to contract for or permit the rendering of any services or the furnishing of any materials which might in any way give rise to the right to file any lien against Landlord's interest in the Demised Premises or Tenant's leasehold estate therein.

ARTICLE 12.    ALTERATIONS

               12.1. Tenant may not make, or cause, or permit the making of any alteration, addition or improvement other than decorative such as painting to the Demised Premises without Landlord's prior written consent which consent shall not be unreasonably withheld or delayed.

               12.2. With respect to any alteration Tenant shall comply with all legal requirements and shall, prior to commencing such work, procure all requisite permits at its own cost and expense. The originals or certified copies of all such approvals, authorizations, and permits, and upon completion of any substantial alteration, additional or improvement, a complete set of reproducible mylar as built drawings shall be delivered to and retained by Landlord. All alterations, additions, and improvements made hereunder by Tenant shall be performed in a first-class workmanlike manner. At all time when any such work is in progress, Tenant shall maintain or cause to be maintained adequate worker's compensation insurance covering all persons employed in connection with the work.

               12.3. Except as otherwise provided in this Lease, all alterations, additions and improvements made by Tenant shall, upon the expiration or sooner termination of this Lease, be and become part of the realty and the sole and absolute property of Landlord and shall remain upon and be surrendered with the Demised Premises at the expiration or sooner termination of the term of this Lease unless Tenant shall be required to remove such alteration, addition or improvement pursuant to the terms of this Lease, in which event they shall be removed by Tenant and the Demised Premises restored to its original condition at Tenant's expense upon or prior to the expiration of the term hereof.

ARTICLE 13.    INSURANCE

               13.1. During the term of this Lease, Tenant shall, at its own cost and expense, provide and keep in force the following insurance:

                    (a) Comprehensive public liability insurance for the mutual benefit of Landlord and Tenant against claims for bodily injury, death or property damage occurring in or about the Demised Premises and any sidewalk adjoining the same (including, without limitation, bodily injury, death or property damage resulting directly or indirectly from or in connection with any change, alteration, improvement or repair thereof) with limits of not less than $1,000,000 for bodily injury or death to any number of persons and property damage with limits of not less than $500,000.

                    (b) A fire and extended coverage policy with a broad form all risk endorsement and rider including building ordinance coverage covering the Building for its full replacement value plus a loss of rents provision for not less than one (1) year. Notwithstanding the above, Landlord reserves the right to place the insurance and Tenant shall pay to Landlord, monthly, one-twelfth (1/12) of the amount necessary to pay same in full when the premium becomes due.

               13.2. All insurance to be provided and kept in force by Tenant under the provisions hereof shall be in companies acceptable to Landlord and shall name as the insured Landlord, Landlord's mortgagee, if applicable, and Tenant as their respective interests may appear. Prior to the Commencement Date, all policies shall be obtained and certificates thereof shall be delivered to Landlord. All required insurance shall be taken in responsible companies licensed to do business in the State of New Jersey and acceptable to Landlord's mortgagee(s) where applicable. All policies, if available, shall contain a provision whereby the same cannot be cancelled unless Landlord is given at least thirty (30) days prior written notice of such cancellation. Tenant shall procure and pay for renewals of such insurance from time to time and Tenant shall promptly deliver to Landlord certificates thereof at least thirty (30) days before the expiration thereof.

               13.3. Neither Landlord nor Tenant shall be liable to the other or to any insurance company (by way of subrogation or otherwise) insuring the other party for any loss or damage to any building, structure or other tangible property, or any resulting loss of income, or losses under worker's compensation laws and benefits, even though such loss or damage might have been occasioned by the negligence of such party, its agents or employees if any such loss or damage is covered by insurance benefiting the party suffering such loss or damage.

               13.4. Tenant shall not carry separate or additional insurance concurrent in form and contributing in the event of any loss or damage to the Demised Premises with any insurance required to be obtained by Landlord or Tenant under this Lease.

               13.5. Any insurance carried by Landlord or Tenant pursuant to the terms of this Lease may be effected by a policy, policies of blanket insurance, or under so-called "all risk" or "multi-peril" insurance policies, provided that the amount of the total insurance allocated to the Demised Premises shall be such as to furnish in protection the equivalent of separate policies in the amounts required, pursuant to the terms of this Lease.

ARTICLE 14.    DAMAGE OR DESTRUCTION

               14.1. If the Demised Premises shall be partially damaged or destroyed by fire or other casualty, Tenant shall repair, restore, replace, or rebuild the same (hereinafter called the "Work") to, as nearly as may be practicable, its condition and character immediately prior to such damage or destruction by fire or any other cause, provided, however, in the event that the Demised Premises shall be damaged or destroyed to such an extent that the cost of restoration, as reasonably estimated by Landlord, Landlord's architect or insurance company, will equal or exceed $500,000 or there shall be less than three years remaining on the term of this Lease, either Landlord or Tenant may, not later than thirty (30) days following the damage, give notice to the other stating that it elects to cancel this Lease on the sixtieth (60th) business day following the date on which such notice is given. In the event that such a notice is given, this Lease shall be deemed cancelled and the term hereof shall expire on the date set forth in said notice and Tenant shall surrender possession of the Premises on said date; and the fixed Annual Rent, Additional Rent and other obligations of Tenant hereunder shall be apportioned as of the date of the damage and destruction and any amounts paid for any period beyond said date shall be repaid to Tenant together with any Security Deposit. In the event the term of this Lease shall be terminated as aforesaid, Landlord shall be entitled to receive and retain all proceeds of insurance which are payable in connection with such damage.

               If this Lease is not cancelled as aforesaid, Tenant shall commence the performance of the Work as soon as practicable, and shall complete the Work, in accordance with the provisions of this Lease, with reasonable diligence and as promptly as may be practicable; subject, however, to ordinary delays and delays beyond the reasonable control of the party performing the Work available. Landlord agrees that in the event that this Lease is not terminated the Landlord shall cause the insurance proceeds to be deposited in a segregated account and to make the proceeds thereof available to Tenant during the restoration process. The amount to be disbursed from the segregated account shall be based upon Landlord's architect's certification as to the value of the work completed and provided further that at all times there shall be remaining in the segregated account sufficient funds to complete the restoration.

Notwithstanding anything to the contrary contained herein, Landlord reserves the right to perform the restoration itself.

               14.2. In the event of any damage by fire or other casualty not resulting in a termination of this Lease, the provisions of this Lease shall be unaffected and Tenant shall remain and continue liable for the payment of all fixed Annual Rent, Additional Rent and all other charges required hereunder to be paid by Tenant, as though no damage or fire or other casualty had occurred, provided, however, Tenant's obligations as set forth herein shall be reduced by the amount of any rent insurance received by Landlord.

ARTICLE 15.    CONDEMNATION

               15.1. If, at any time during the term of this Lease, title (i) to the whole Building or (ii) any portion of the Building containing the Demised Premises, such that the remainder can not be utilized by Tenant for its intended purpose, shall be taken by the exercise of the right of condemnation or eminent domain, or by agreement between Landlord and those authorized to exercise such right in the case of an eminent, threatened or pending condemnation, at the option of either Landlord or Tenant this Lease shall terminate and expire on the date that Tenant shall be required to deliver possession of the Building, or applicable portion thereof and the fixed Annual Rent, Additional Rent and other charges to be paid by Tenant hereunder shall be apportioned and paid to the date Tenant vacates the Building.

               15.2. If, at any time during the term of this Lease, any portion of the land of which the Demised Premises forms a part (exclusive of the Building) shall be taken by the exercise of the right of condemnation or eminent domain or by agreement between Landlord and those authorized to exercise such right in the case of any eminent, threatened or pending condemnation, and as a result thereof, the Demised Premises are not utilizable for their intended purpose as reasonably determined by Landlord and Tenant, then this Lease shall terminate and expire on the date that the condemning authority shall take actual possession of that portion of the land affected by the condemnation and Tenant vacates the Building, and the fixed Annual Rent, Additional Rent and other charges to be paid by Tenant thereunder shall be apportioned and paid to the date Tenant vacates the Building.


               15.3. In the event of any condemnation or taking by agreement in accordance with the terms of Section 145.2 and this Lease shall not be terminated by reason thereof; this Lease shall continue, except that thereafter the fixed Annual Rent shall be equitably adjusted, if required. Tenant agrees that it shall not be entitled to any reduction in the fixed Annual Rent in the event any portion of the land, but not the Building is taken.

               15.4. In the event of a taking resulting in the termination of this Lease, Tenant shall not be entitled to any part of the award for such taking or any payment in lieu thereof, but Tenant may file a separate claim for the taking of any fixtures and equipment owned by Tenant which have not become Landlord's property, and for moving expenses, but not the value of Tenant's leasehold.

ARTICLE 16.  DEFAULT PROVISIONS

               16.1. This Lease and the terms hereof are subject to the limitation that, if at any time during the term hereof, any one or more of the following events (herein separately called an "event of default") shall occur, that is to say:

                    (a) if Tenant shall make an assignment for the benefit of its creditors; or

                    (b) any petition shall be filed by or against Tenant in any court, whether or not pursuant to any statute of the United States or of any State, in any bankruptcy, reorganization, composition, extension, arrangement or insolvency proceedings and with respect to a petition filed against Tenant the same is not dismissed within one hundred twenty (120) days thereafter; or

                    (c) if, in any proceedings, a receiver or trustee appointed be for all or any portion of Tenant's Property and with respect to a petition filed against Tenant the same is not dismissed within one hundred twenty (120) days thereafter; or

                    (d) if Tenant shall fail to pay any installment of fixed Annual Rent, or any part thereof, for ten (10) days after notice of non-payment; or

                    (e) if Tenant shall fail to pay any item of Additional Rent or any other charge required to be paid by Tenant hereunder (other than the payment of fixed Annual Rent), and such failure shall continue for thirty (30) days after notice thereof from Landlord to Tenant; or

                    (f) if Tenant shall fail to perform or observe any other material requirement of this Lease (not hereinbefore in this Section 15.1 specifically referred to) on the part of Tenant to be performed or observed, and such failure shall continue for thirty (30) days after notice thereof from Landlord to Tenant, then upon the happening of any one or more of the aforementioned events of default, and the expiration of the period of time for curing the same, if the event of default has not been cured, Landlord may give Tenant a notice (hereinafter called "Notice of Termination") of intention to end the term of this Lease at the expiration of thirty (30) days from the date of service of such notice of termination, and at the expiration of such thirty (30) days, unless Tenant shall have cured or commenced the curing of such default, this Lease and the term hereof, as well as all of the right, title and interest of Tenant hereunder, shall wholly cease and terminate in the same manner and with the same force and effect as if the date of expiration of such thirty (30) day period were the date originally specified herein for the expiration of this Lease and the term hereof, and Tenant shall then quit and surrender the Demised Premises to Landlord, but Tenant shall remain liable as hereinafter provided. Landlord agrees to use commercially reasonable efforts to relet the Demised Premises.

               16.2. If this Lease shall be terminated as provided in Section
15.1 hereof, Landlord, and Landlord's agents or servants, may immediately or at any time thereafter re-enter the Demised Premises and remove Tenant, its agents, employees, servants, licensees, and any subtenants and other persons, firms, or corporations, and all or any part of its or their property therefrom by summary dispossess proceedings or by any suitable action or proceeding at law and to repossess and enjoy the Demised Premises, together with all additions, alterations and improvements thereto.

               16.3. In case of any such termination, re-entry or dispossess by summary proceedings or otherwise, the fixed Annual Rent, Additional Rent and all other charges required to be paid by Tenant hereunder shall thereupon become due and be paid up to the time of such termination, re-entry or dispossess, and Tenant shall also pay to Landlord all reasonable expenses which Landlord may then or thereafter incur for legal expenses, attorneys' fees, brokerage commissions, and all reasonable costs paid or incurred by Landlord resulting for restoring the Demised premises to good order and condition making same ready for use and occupancy by a replacement Tenant. Landlord may, at any time and from time to time, relet the Demised Premises, in whole or part, either in its own name or as agent of Tenant, for a term or terms which, at Landlord's option, may be for the remainder of the term of this Lease, or for any longer or shorter period, and bring an action against Tenant for damages, unless the statute or rule of law which governs or shall govern the proceeding in which such damages are to be provided limits or shall limit the amount of such claim capable of being so proved and allowed; in which case Landlord shall be entitled to prove as and for liquidated damages and have allowed an amount equal to the maximum allowed by or under any such statute or rule of law. Tenant shall be obligated to, and shall pay to Landlord as damages, upon demand, and Landlord shall be entitled to recover from Tenant damages (payable in monthly installments, in advance, on the first day of each calendar month following such termination, re-entry or dispossess, and continuing until the date originally fixed herein for the expiration of the term of this Lease) in an amount or amounts equal to the excess, if any, of the sum of the aggregate expenses paid by Landlord during the month immediately preceding such calendar month for all such items, as, by the terms of this Lease, are required to be paid by Tenant, plus an amount equal to the amount of the installment of fixed Annual Rent which would have been payable by Tenant hereunder in respect of such calendar month, had this Lease and the term hereof not been so terminated, or had Landlord not so re-entered, over the rents, if any, collected by or accruing to Landlord in respect of such calendar month pursuant to such reletting, and any suit or action brought to collect the amount of the deficiency for any month shall not prejudice in any way the rights of Landlord to collect the deficiency for any subsequent month by a similar proceeding.

               16.4. Landlord, at its option after such termination, may make such alterations, and/or repairs in and to the Demised Premises as in its reasonable judgment Landlord considers advisable and necessary, and the making of such alterations, repairs and/or decorations shall not operate or be construed to release Tenant from liability hereunder. Landlord shall in no event be liable in any way whatsoever for failure to relet the Demised Premises (provided that Landlord has made commercially reasonable efforts to relet same), or in the event that the Demised Premises are relet, for failure to collect rent therefor under such reletting after making diligent efforts to collect same, and in no event shall Tenant be entitled to receive any excess of such Annual Rents over the sums payable by Tenant to Landlord hereunder. Suit or suits for the recovery of such damages, or any installments thereof, may be brought by Landlord from time to time at its election, and nothing herein contained shall be deemed to require Landlord to postpone suit until the date when the term of this Lease would have expired if it had not been terminated under the provisions of this Lease, or under any provision of law or had Landlord not re-entered into or upon the Demised Premises.

               16.5. Tenant, for itself and any and all persons claiming through or under Tenant, including but not limited to its creditors, upon the termination of this Lease and of the term hereof in accordance with the terms hereof, or in the event of entry of judgment for the recovery of the possession of the Demised Premises in any action or proceeding, or if Landlord shall enter the Demised Premises by process of law or otherwise, hereby waives any right of redemption provided or permitted by any statute, law or decisions now or hereafter in force, and does hereby waive, surrender and give up all rights or privileges which it or they may or might have under and by reason of any present or future law or decision, to redeem the Demised Premises or for a continuation of this Lease after having been dispossessed or ejected by process of law. Landlord and Tenant hereby waive all right to trial by jury in any action or summary or other judicial proceeding hereafter instituted pursuant to the terms of this Lease.

               16.6. Anything in this Article 15 to the contrary notwithstanding, it is expressly understood that, with respect to any event of default within the purview of subsection (f) of Section 15.1 hereof, which cannot be cured within the period of thirty (30) days provided for in said subsection (f), Landlord shall not be entitled to serve a notice of termination upon Tenant, as provided in said Section 15.1, if Tenant shall commence the curing of such default promptly, and shall thereafter proceed with all due diligence to complete the curing of such default, it being the intention hereof that, in connection with any default not susceptible of being cured with due diligence within said period of thirty (30) days, the time of Tenant within which to cure the same shall be extended for such period as may be necessary to complete the same with all due diligence.

               16.7. The words "re-enter" and "re-entry" as used herein are not restricted to their technical legal meaning.

ARTICLE 17.    SUBORDINATION TO LESSORS AND MORTGAGEES

               17.1. This Lease, and all rights of Tenant hereunder, are and shall be subject and subordinate in all respects to all mortgages which may now or hereafter affect the Demised Premises and to each and every advance made or hereafter to be made under such mortgages, and to all renewals, modifications, replacements and extensions of such Leases and such mortgages and spreaders and consolidations of such mortgages. This Article shall be self-operative and no further instrument of subordination shall be required. In confirmation of such subordination, Tenant shall promptly execute and deliver any instrument that Landlord or the holder of any such mortgage shall request.

               17.2. Landlord agrees to use its best efforts to obtain a non-disturbance agreement from Landlord's mortgagee for the benefit of Tenant, but Landlord's inability to obtain same shall not be deemed a default hereunder. In the event that Landlord is unable to obtain a non-disturbance agreement for the benefit of Tenant, Landlord agrees to provide Tenant with any notice(s) of default served upon Landlord by its mortgagee and Tenant shall have the right to cure such default and deduct the cost to Tenant of curing such default from any sums thereafter becoming due to Landlord under this Lease until Tenant shall have been fully reimbursed.

ARTICLE 18.    QUIET ENJOYMENT

               18.1. Landlord covenants and agrees that Tenant, upon paying the fixed Annual Rent, Additional Rent and other charges herein reserved, and substantially performing and observing the covenants, conditions and agreements hereof upon the part of Tenant to be performed and observed, shall and may peaceably hold and enjoy the Demised Premises during the term hereof, without any interruption or disturbance from Landlord. This covenant shall be construed as running with the land to and against subsequent owners and successors in interest, and is not, nor shall it operate or be construed as, a personal covenant of Landlord, except to the extent of Landlord's interest in the Demised Premises and only so long as such interest shall continue, and thereafter this covenant shall be binding upon such subsequent owners and successors in interest, to the extent of their respective interests, as and when they shall acquire the same, and for so long as they shall retain such interest.

               18.2. Landlord warrants and represents that it is the sole owner of the Premises and has the right to execute and deliver this Lease without securing the consent of any other party or entity.

ARTICLE 19.    SURRENDER OF PREMISES

               19.1. Tenant shall, upon the expiration or sooner termination of the term of this Lease, surrender to Landlord the Demised Premises, together with all alterations (unless Landlord shall elect to require Tenant to remove same) and replacements thereof then on the Demised Premises, in good order, condition and repair, except for reasonable wear and tear.

ARTICLE 20.    ASSIGNMENT AND SUBLETTING

               20.1. Tenant shall not assign or transfer this Lease or sublet all or any portion of the Demised Premises or permit the use or occupancy of the whole or any portion of the Demised Premises, without the prior written consent of Landlord, and any Mortgagee of Landlord, if required. If any Mortgagee shall refuse to consent to any assignment or subletting, then Landlord shall not be deemed to have unreasonably withheld its consent.

               20.2. Notwithstanding the consent to any assignment or subletting, Tenant shall remain fully liable for the performance of all of Tenant's obligations herein. If this Lease be assigned, or if the Demised Premises be sublet or occupied by anyone other than Tenant, Landlord may, after default by Tenant, collect rent from the assignee, subtenant or occupant, and apply any amount collected to the fixed Annual Rent, Additional Rent and other charges herein reserved, but no such assignment, subletting, occupancy or collection shall be deemed a waiver of this covenant, or the acceptance of the assignee, subtenant or occupant as tenant, or a release of Tenant from the further performance by Tenant of the terms, covenants and conditions of this Lease on the part of Tenant to be performed.

ARTICLE 21.    ESTOPPEL CERTIFICATE

               21.1. Landlord and Tenant agree at any time and from time to time, upon not less than fifteen (15) days prior request, they shall execute, acknowledge and deliver to each other a statement in writing, in a form acceptable to Landlord and any Lender of Landlord, certifying that this Lease is unmodified (or, in the alternative, that there have been modifications) and in full force and effect, and the dates to which the fixed Annual Rent and other charges have been paid in advance, and if there are any defaults hereunder claimed by Landlord or Tenant, it being intended that any such statement delivered pursuant to this Article may be relied upon by any prospective purchaser of the fee or mortgage (fee or leasehold) or any assignee or any mortgagee.

ARTICLE 22.    NOTICES

               22.1. All notices, demands, consents, elections and requests which are required or desired to be given by either party to the other hereunder shall be in writing and shall be sent by United States registered or certified mail, return receipt requested or by private receipted delivery services, addressed to (a) Landlord, at the address set forth above and (b) to Tenant, at the address set forth above or at such other place as either party may from time to time designate by like notice to the other party. All notices which are given by Landlord or Tenant in the manner aforesaid, shall be deemed to have been given for all purposes hereunder on the third (3rd) business day next following the date on which such notice, demand or request shall have been mailed as aforesaid. Notices delivered by private receipted delivery services shall be deemed to have been given on the date of delivery of same. Copies of all notices forwarded to Landlord shall be forwarded to Giordano, Halleran & Ciesla, P.O. Box 190, Middletown, New Jersey 07748, Attn: Michael A. Bruno.

ARTICLE 23.    INVALIDITY OF PARTICULAR PROVISIONS

               23.1. If any term of provision of this Lease or the application thereof to any person or circumstance shall to any extent be invalid or unenforceable except with respect to the possession of the Demised Premises by Tenant and/or Tenant's obligation to pay the fixed Annual Rent and Additional Rent provided for in this Lease, the remainder of the Lease, or the application of such term or provision to persons or circumstances other than those as to which it is invalid or unenforceable, shall not be affected thereby, and each term and provision of this Lease shall be valid and be enforced to the fullest extent permitted by law.

ARTICLE 24.    CUMULATIVE REMEDIES - WAIVER - ORAL CHANGE

               24.1. Every term, condition, agreement or provision contained in this Lease shall be deemed to be also a covenant.

               24.2. The specified remedies to which Landlord may resort under the terms of this Lease are cumulative and are not intended to be exclusive of any other remedies or means of redress to which Landlord may be lawfully entitled in case of any breach or threatened breach by Tenant of any provision of this Lease.

               24.3. The failure of Landlord to insist in any one or more cases upon the strict performance of any of the terms, covenants, conditions, provision or agreements of this Lease herein contained shall not be construed as a waiver or a relinquishment for the future of any such term, covenant, condition, provision or agreement. No waiver by Landlord of any term, covenant, condition, provision or agreement of this Lease shall be deemed to have been made unless expressed in writing and signed by Landlord.

               24.4. In addition to the other remedies in this Lease provided, Landlord shall be entitled to the restraint by injunction of any violation or attempted or threatened violation, of any of the terms, covenants, conditions, provisions or agreements of this Lease.

               24.5. This Lease may not be changed, modified or discharged orally but only by an agreement in writing signed by the party against whom the enforcement of the change, modification or discharge is sought.

ARTICLE 25.    BROKER

               25.1. Landlord and Tenant each warrant and represent to each other that they dealt with no brokers in connection with this Lease and each party to this Lease agrees to hold the other party harmless from and against any claims for commissions by any broker arising by reason of its actions in connection with the execution of this Lease and for any and all loss, costs or damage (including reasonable attorneys fees) reasonably related to a breach of the foregoing warranties.

ARTICLE 26.    SIGNS

               26.1. Subject to the prior written consent of Landlord (which consent will not be unreasonably withheld or delayed, Tenant shall have the right to place and maintain any sign(s) on the exterior walls (but not the roof) of the Building. In connection with the installation of any sign about the grounds of the Demised Premises, Tenant shall, at its expense, comply with all applicable laws and regulations of the governmental authorities having jurisdiction and obtain all required permits and/or licenses. At the expiration or sooner termination of this Lease, Tenant shall, at the request of Landlord, remove any such signs and repair any damage caused by their removal.

ARTICLE 27.    PARKING

               27.1. Tenant shall have the exclusive right to all of the parking at the Premises.

ARTICLE 28.    HOLDOVER

               28.1. If Tenant continues in occupancy of the Premises after the expiration of the term of this Lease, such occupancy shall not be deemed to extend or renew the term of this Lease, but shall be deemed to create a tenancy from month to month (at one hundred and fifty (150%) percent of the fixed Annual Rent in effect upon the expiration of the term of this Lease) upon the terms, covenants and conditions (including the Additional Rent) set forth in this Lease. The provisions of this Article shall not be construed to relieve Tenant from liability to Landlord for damages resulting from any such holding over.

ARTICLE 29.    CAPTIONS AND MARGINAL NOTES

               29.1. The captions and marginal notes of this Lease are for convenience and reference only, and in no way define, limit or describe the scope or intent of this Lease nor in any way affect this Lease.

ARTICLE 30.    LIMITATION OF LIABILITY

               30.1. Neither Landlord nor any partner member of Landlord, past, present or future, shall be under any personal liability with respect to any of the provisions of the Lease, and if Landlord is in breach or default with respect to its obligations or otherwise under this Lease, Tenant shall look solely to the equity of Landlord in the Demised Premises for the satisfaction of Tenant's remedies. It is expressly understood and agreed that Landlord's obligations under this Lease shall in no event exceed the loss of Landlord's equity in the Demised Premises.

ARTICLE 31.    COVENANTS BINDING ON RESPECTIVE PARTIES

               31.1. The terms, covenants and conditions contained in this Lease shall bind and inure to the benefit of Landlord and Tenant and their respective heirs, distributees, executors, administrators, and assigns However, the obligations of Landlord under this Lease shall no longer be binding upon Landlord named herein after the sale, assignment or transfer by Landlord named herein (or upon any subsequent landlord) of its interest in the Demised Premises or portions thereof as owner or lessor, and in the event of any such sale, assignment or transfer, such obligations shall thereafter be binding upon the grantee, assignee or other transferee of such interest, and any such grantee, assignee or transferee, by accepting such interest, shall be deemed to have assumed such obligations. A Lease of the entire Building shall be deemed a transfer within the. meaning of the foregoing sentence.

ARTICLE 32.    GOVERNING LAWS

               32.1. This Lease shall be construed in accordance with the laws of the State of New Jersey.

ARTICLE 33.    RIGHT OF RENEWAL

               33.1. Landlord hereby grants to Tenant the right to renew the term of this Lease upon not less than six (6) months prior written notice from the then current expiration date of the term of this Lease ("Last Exercise Date") for three (3) additional periods of five (5) years each upon the same terms and conditions set forth herein, other than with respect to the Right of Renewal, and the Fixed Annual Rental which shall be as set forth in Section 33 hereof ("Renewal Term"). If proper notification of the exercise of a Renewal Term is not given and/or received, such option will automatically expire. The Renewal Term may only be exercised consecutively. Failure to exercise an option terminates that option and all subsequent options. Tenant acknowledges that because of the importance to Landlord of knowing no later than the Last Exercise Date whether or not Tenant will exercise the option, the failure of Tenant to notify Landlord by the Last Exercise Date shall conclusively be presumed to be an election by Tenant not to exercise the option.

               33.2. Tenant shall have no right to exercise an option (i) if Tenant is in default or (ii) in the event that Landlord has given to Tenant three (3) or more notices of separate defaults during the twelve (12) month period immediately preceding the exercise of the option, whether or not the defaults are cured. The period of time within which an option may be exercised will not be extended or enlarged by reason of Tenant's inability to exercise an option because of the provisions of this paragraph.

               33.3. The options are personal to Tenant, cannot be assigned or exercised by anyone other than Tenant and only while Tenant is in full possession of the Premises and without the intention of thereafter assigning or subletting.

               33.4. The Fixed Annual Rental for each Lease Year and for each Renewal Term shall be the greater of (i) the Fixed Annual Rental for the preceding Lease Year or (ii) $5,000 plus the sum arrived at by multiplying $5,000 by the percentage difference between the "base index" and the "price index" (both as hereinafter defined).

               33.5. As used herein the term "base index" shall mean the Consumer Price Index for the New York-North Jersey-Long Island, CT, PA (1982-84=100) published by the United States Department of Labor Bureau of Labor Statistics for the month prior to the month in which the second (2nd) Lease Year shall commence and "price index" shall mean the index published for the last month of the then current expiring term.

By way of example: assuming the "base index "is 102 and the "price index" is 105.03, resulting in a three (3%) percent difference, the rental would be calculated as follows:

                          $5000 + (5000 X .03) = $5,150

In the event that the above noted Consumer Price Index ceases to be published on a monthly basis then the publication for the month nearest the month initially selected shall be utilized and if the Index shall cease to be published the parties shall select and index most nearly representing the former index.

ARTICLE 34.    NET LEASE

               34.1. Tenant acknowledges that this Lease is a net lease and except as otherwise specifically provided for herein, Landlord shall have no obligation of any kind with respect to the Demised Premises be they seen or unforeseen, ordinary or extraordinary and that same shall be the obligation of Tenant.

         IN WITNESS WHEREOF, Landlord and Tenant have executed this Lease as of the day and year first above written.

                                               LANDLORD:

                                               Medical Realty, Inc.


                                               /s/ Joseph Clemente
                                               _______________________________


                                               TENANT:

                                               Monmouth Community Bank, N.A.


                                               By: /s/ James S. Vaccaro
                                               _______________________________
                                               Chairman and CEO

                                    EXHIBIT A





                                Legal Description

                                    EXHIBIT B





------------- --------------------------------- ------------------------------
                       Rental Schedule(1)
------------- --------------------------------- ------------------------------
   Year                Fixed Annual Rental                 Monthly Rental
------------- --------------------------------- ------------------------------
     1                     $54,000.00                         $4,500.00
------------- --------------------------------- ------------------------------
     2                     $60,000.00                         $5,000.00
------------- --------------------------------- ------------------------------
    3-7                 $60,000.00 + CPI                   $5,000.00 + CPI
------------- --------------------------------- ------------------------------




                     Option Period Rental (If Applicable)
------------------------------------------------------------------------------
    8-12                                                   $5,000.00 + CPI
--------------------------- -------------------------- -----------------------
    13-17                                                  $5,000.00 + CPI
--------------------------- -------------------------- -----------------------
    18-23                                                  $5,000.00 + CPI
--------------------------- -------------------------- -----------------------


(1) The fixed Annual Rent for years 3-7 as well the fixed Annual Rent for the Optional Renewal Term will be calculated as set forth in Paragraph 33 of this Lease.