Form 10QSB
period 2003-05-13
MONMOUTH COMMUNITY BANCORP
filed 2003-05-13
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|x| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

                         Commission file number 0-27428

                           Monmouth Community Bancorp
        (Exact name of small business issuer as specified in its charter)

            New Jersey                                     22-3757709
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                627 Second Avenue, Long Branch, New Jersey 07740
                    (Address of principal executive offices)

                                 (732) 571-1300
                           (Issuer's telephone number)


              (Former name, former address and formal fiscal year,
                         if changed since last report)

As of May 10, 2003, there were 1,476,927 shares of the Issuer's common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                           Monmouth Community Bancorp

                              INDEX TO FORM 10-QSB




PART I.  FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements

         Consolidated Balance Sheets
         as of  March 31, 2003 (unaudited) and December 31, 2002 ..............1

         Consolidated Statements of Income (unaudited)
         for the three months ended March 31, 2003 and 2002 ...................2

         Consolidated Statements of Cash Flows (unaudited)
         for the three months ended March 31, 2003 and 2002 ...................3

         Notes to Consolidated Financial Statements ...........................4

Item 2.  Management's Discussion and Analysis
          or Plan of Operation ................................................6

Item 3.  Controls and Procedures ..............................................9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................10

Item 2.  Changes in Securities ...............................................10

Item 3.  Defaults Upon Senior Securities .....................................10

Item 4.  Submission of Matters to a Vote of Security Holders .................10

Item 5.  Other Information ...................................................10

Item 6.  Exhibits and Reports on Form 8-K ....................................10

Signatures ...................................................................11

Certifications ...............................................................12

Index of Exhibits ...........................................................E-1

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                         MARCH 31, 2003 (UNAUDITED) AND
                          DECEMBER 31, 2002 (dollars in
                      thousands, except per share amounts)

ASSETS                                                                            MARCH 31,     DECEMBER 31,
                                                                                    2003           2002
                                                                                  --------       --------
Cash and due from banks                                                           $  8,729       $  8,880
Federal funds sold                                                                  12,225          7,500
Investment securities available for sale, at market value                           45,581         44,791
Investment securities held to maturity (market value of $24,003 and $25,973
     at March 31, 2003 and December 31, 2002, respectively)                         23,613         25,539
Loans held for sale                                                                     --            302
Loans, net                                                                          90,575         89,328
Premises and equipment                                                               1,840          1,638
Other assets                                                                         1,497          1,559
                                                                                  --------       --------

          Total assets                                                            $184,060       $179,537
                                                                                  ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Non-interest bearing                                                         $ 21,305       $ 22,581
     Interest bearing                                                              147,475        141,426
                                                                                  --------       --------
                                                                                   168,780        164,007
Accrued expenses and other liabilities                                                 350            599
                                                                                  --------       --------

          Total liabilities                                                        169,130        164,606
                                                                                  --------       --------

Shareholders' equity:
Common stock, par value $0.01 per share
     100,000,000 shares authorized and
     1,476,927 and 1,074,586 shares issued and outstanding at March 31,
     2003 and December 31, 2002, respectively                                           15             15
Additional paid-in capital                                                          14,767         14,767
Accumulated other comprehensive income                                                  39            149
Retained earnings                                                                      109             --
                                                                                  --------       --------
          Total shareholders' equity                                                14,930         14,931

                                                                                  --------       --------
          Total liabilities and shareholders' equity                              $184,060       $179,537
                                                                                  ========       ========

See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                (dollars in thousands, except per share amounts)

                                                                  2003     2002
                                                                 ------   ------
                                                                   (UNAUDITED)
Interest and dividend income:
     Interest and fees on loans                                  $1,506   $1,168
     Interest on securities available for sale                      422      185
     Interest on securities held to maturity                        257      387
     Interest on federal funds sold and due from banks               39       45
                                                                 ------   ------
          Total interest income                                   2,224    1,785

Interest expense - interest on deposits                             703      620
                                                                 ------   ------
          Net interest income                                     1,521    1,165

Provision for loan losses                                            18      112
                                                                 ------   ------
          Net interest income after provision for loan losses     1,503    1,053
                                                                 ------   ------

Other income:
     Service charges on deposit accounts                            134       77
     Gain on the sale of available for sale securities               50       --
     Other service charges, commissions and fees                     24       58
                                                                 ------   ------
          Total other income                                        208      135
                                                                 ------   ------

Operating expenses:
     Salaries and employee benefits                                 772      567
     Occupancy expenses                                             206       96
     Data processing fees                                           122      102
     Other expenses                                                 430      320
                                                                 ------   ------
          Total other expenses                                    1,530    1,085
                                                                 ------   ------

Income before provision for income taxes                            181      103

Income taxes                                                         72       --
                                                                 ------   ------

     Net income                                                  $  109   $  103
                                                                 ======   ======

Basic earnings per share                                         $  .07   $  .10
                                                                 ======   ======
Diluted earnings per share                                       $  .07   $  .09
                                                                 ======   ======

Average basic shares outstanding                                  1,477    1,075
                                                                 ======   ======
Average diluted shares outstanding                                1,505    1,094
                                                                 ======   ======

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                             (dollars in thousands)

                                                                                      2003        2002
                                                                                    --------    --------
                                                                                         (UNAUDITED)
Cash flows from operating activities:
     Net income                                                                     $    109    $    103
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                            18         112
     Depreciation and amortization                                                        98          53
     Gain on the sale of available for sale securities                                   (50)         --
     Gain on the sale of loans held for sale                                             (10)        (10)
     Origination of loans held for sale                                               (1,293)     (1,287)
     Proceeds from sale of loans held for sale                                         1,595       1,566
     Net premium amortization on held to maturity securities                              32          32
     Net premium amortization on available for sale securities                           118          16
     Decrease (increase) in other assets                                                  62         (51)
     Increase (decrease) in accrued expenses and other liabilities                      (249)        (72)
                                                                                    --------    --------
          Net cash provided by operating activities                                      430         564
                                                                                    --------    --------

Cash flows from investing activities:
     Purchase of investment securities held to maturity                                   --      (3,032)
     Purchase of investment securities available for sale                            (14,083)     (1,935)
     Maturities of and paydowns on investment securities held to maturity              1,894       1,883
     Maturities of and paydowns on investment securities available for sale           13,125         323
     Net increase in loans                                                            (1,265)     (8,887)
     Purchases of premises and equipment, net                                           (300)        (44)
                                                                                    --------    --------
          Net cash used in investment activities                                        (629)    (11,692)
                                                                                    --------    --------

Cash flows from financing activities:
     Net (decrease) increase in non-interest bearing deposits                         (1,276)      2,814
     Net increase in interest bearing deposits                                         6,049       9,643
                                                                                    --------    --------
          Net cash provided by financing activities                                    4,773      12,457
                                                                                    --------    --------

          Increase in cash and cash equivalents                                        4,574       1,329

Cash and cash equivalents at beginning of period                                      16,380      13,698
                                                                                    --------    --------
Cash and cash equivalents at end of period                                          $ 20,954    $ 15,027
                                                                                    ========    ========

Cash paid during the period for:
     Interest                                                                       $    689    $    624
                                                                                    ========    ========
     Taxes                                                                          $    135    $     --
                                                                                    ========    ========

See accompanying notes to consolidated financial statements.

                           Monmouth Community Bancorp

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Monmouth Community Bancorp (the "Company") and its wholly-owned subsidiary, Monmouth Community Bank, N.A. (the "Bank").

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for all of 2003.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB, for the year ended December 31, 2002.

Note 2. Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2003 and 2002 (in thousands):

                                                              Three months ended
                                                                   March 31,
                                                              ------------------
                                                               2003         2002
                                                              -----        -----

Average basic shares outstanding                              1,477        1,075
Add: Effect of dilutive securities:
     Stock options                                               28           19
                                                              -----        -----
     Average diluted shares outstanding                       1,505        1,094
                                                              =====        =====

Stock Based Compensation

The Company has elected to account for stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and to provide pro forma disclosures of net loss and loss per share as if the Company had adopted the fair value based method of accounting in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, which assumes the fair value based method of accounting had been adopted.

Had compensation cost for the Company's stock options been determined in accordance with SFAS No. 123, the Company's net income and related per share amounts for 2003 and 2002 would have decreased to the following pro forma amounts:

                                                                March 31,     March 31,
                                                                  2003          2002
                                                              -----------   -----------
Net Income:
     As reported                                              $   109,000   $   103,000
Deduct: Total stock-based employee compensation
          expense determined under the fair value based
          method for all awards, net of related tax effects        30,000        34,000
                                                              -----------   -----------
     Pro forma                                                $    79,000   $    69,000
                                                              ===========   ===========

Net income per share - basic:
     As reported                                              $      0.07   $      0.10
     Pro forma                                                $      0.05   $      0.06
                                                              ===========   ===========

Net income per share - diluted:
     As reported                                              $      0.07   $      0.09
     Pro forma                                                $      0.05   $      0.06
                                                              ===========   ===========

Note 3. Impact of Recent Accounting Pronouncements

In December, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The Company has adopted the expanded disclosure provisions of this statement effective December 31, 2002.

In July, 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have a significant impact on the Company's consolidated financial statements.

In April, 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145, among other things, rescinds SFAS No. 4, Reporting gains and losses from Extinguishments of Debt, as amended. Under SFAS No. 4, gains and losses from the extinguishments of debt were required to be classified as an extraordinary item, if material. Under SFAS No. 145, gains or losses from the extinguishment of debt are to be classified as a component of operating income, rather than an extraordinary item. Although SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, early adoption of the provisions related to the rescission of SFAS No. 4 is being encouraged. Upon adoption, companies must reclassify prior period amounts previously classified as an extraordinary item. The Company adopted SFAS No. 145 on January 1, 2003 and such statement has not had a significant impact on the Company's consolidated financial statements.

In August 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Company is required to adopt the provisions of SFAS No. 143 for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003 and such statement has not had a significant impact on the Company's consolidated financial statements.

Note 4. Loans Receivable, Net

Loans receivable, net at March 31, 2003 and December 31, 2002, consisted of the following (in thousands):

                                                    March 31,       December 31,
                                                       2003            2002
                                                     -------          -------
Commercial and industrial loans                      $26,862          $25,578
Real estate loans - commercial                        47,517           46,944
Home equity and second mortgages                      14,807           14,816
Consumer loans                                         2,635            3,218
                                                     -------          -------
     Total                                            91,821           90,556
Less:
     Allowance for loan losses                         1,246            1,228
                                                     -------          -------
          Net loans                                  $90,575          $89,328
                                                     =======          =======

                                                     -------          -------
Loans held for sale                                  $    --          $   302
                                                     =======          =======

Note 5. Deposits

The major types of deposits at March 31, 2003 and December 31, 2002 were as follows (in thousands):

                                                    March 31,       December 31,
                                                        2003            2002
                                                     --------         --------
Non-interest bearing                                 $ 21,305         $ 22,581
Checking                                               43,363           45,583
Savings                                                17,194           15,697
Money market                                           40,882           37,048
Certificates of deposit of less than $100,000          17,066           16,863
Certificates of deposit of $100,000 or more            28,970           26,235
                                                     --------         --------
     Total                                           $168,780         $164,007
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

Critical Accounting Policies and Estimates.

"Management's Discussion and Analysis of Financial Condition or Plan of Operation," as well as disclosures found elsewhere in this Form 10-QSB, are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company's audited consolidated financial statements for the year ended December 31, 2002 contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses involves a high degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Company's Audit Committee and its

Board of Directors.

The allowance for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company's loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the central New Jersey area experience an adverse economic occurrence. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control.

Financial Condition

Total assets at March 31, 2003 were $184.1 million, an increase of $4.6 million, or 2.6%, over the December 31, 2002 total of $179.5 million.

Loans, net of the allowance for loan losses, increased by $1.0 million, or 1.1%, from the $89.6 million at December 31, 2002 to close the three months ended March 31, 2003 at $90.6 million. The allowance for loan losses, which began the year at $1.23 million, or 1.36% of total loans, was $1.25 million at March 31, 2003 with the allowance for loan losses ratio remaining at 1.36%. There were no loans charged-off during the three months ended March 31, 2003.

One of the Bank's primary strategies is the accumulation and retention of core deposits. Core deposits are defined as all deposits with the exception of certificates of deposits in excess of $100 thousand. Total deposits at March 31, 2003 totaled $168.8 million, an increase of $4.8 million, or 2.9%, over the December 31, 2002 total of $164.0 million. Core deposits as a percentage of total deposits were 83% and 84% at March 31, 2003 and December 31, 2002, respectively.

Results of Operations

General

Net income was $109 thousand for the three months ended March 31, 2003 as compared to net income of $103 thousand for the three months ended March 31, 2002. Income tax expense was $72 thousand for the three months ended March 31, 2003 as compared to $0 for the same period in 2002. Diluted earnings per share were $.07 for the three months ended March 31, 2003 as compared to $.09 for the same period in 2002.

Interest Income

Interest income for the three months ended March 31, 2003 was $2.2 million as compared to $1.8 million for the three months ended March 31, 2002. The increase in interest income was due primarily to strong balance sheet growth which helped mitigate a decline in the yield on interest-earning assets to 5.17% for the three months ended March 31, 2003 as compared to 6.14% for the same prior year period. The decline in yield was reflective of the general interest rate environment. Average interest-earning assets, which were 95% of average total assets, were $172.5 million for the three months ended March 31, 2003 and were comprised primarily of $90.6 million in loans, $24.7 million in securities held to maturity, $44.9 million in securities available for sale, $11.7 million in Federal funds sold and $668 thousand in other interest bearing deposits.

Interest Expense

Interest expense for the three months ended March 31, 2003 was $703 thousand as compared to $620 thousand for the three months ended March 31, 2002. Interest expense increased only moderately due primarily to a decrease in the cost of interest-bearing liabilities to 1.98% for the three months ended March 31, 2003 as compared to 2.59% in the same prior year period. This decrease mitigated the increase in average interest-bearing deposits which were $144.2 million for the three months ended March 31, 2003 as compared $97.2 million for the same prior year period.

Provision for Loan Losses

For the three months ended March 31, 2003, the Company's provision for loan losses was $18 thousand as compared to $112 thousand for the same prior year period. The decrease was due primarily to moderate loan growth experienced during the three months ended March 31, 2003 as compared to the same prior year period. There were no significant changes in loan portfolio composition, asset quality, or credit delinquencies that impacted the allowance for loan losses during the three months ended March 31, 2003 as compared to the same period in 2002.

Other Income

Other income was $208 thousand for the three months ended March 31, 2003 as compared to $135 thousand for the same period in 2002. Other income during this period consisted primarily of $134 thousand in service charges on deposit accounts, $50 thousand in gains from the sale of available for sale securities and $24 thousand in other service charges, commissions and fees. The increase was consistent with the growth of the deposit base and number of deposit accounts.

Operating Expenses

Operating expenses were $1.5 million for the three months ended March 31, 2003 as compared to $1.1 million in the same prior year period. This increase was primarily due to the costs associated with the opening and operation of the Bank's fifth and sixth branch offices in October 2002 and March 2003 and the general growth of the Bank. Operating expenses generally include costs associated with employee salaries and benefits, occupancy expenses, data processing fees, professional fees and other operating expenses.

Liquidity and Capital Resources

Liquidity defines the ability of the Bank to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank's asset and liability management structure is the level of liquidity, which is the amount of net liquid assets available to meet the needs of the bank's customers and regulatory requirements. Since inception, the liquidity needs of the Bank were primarily met by cash on hand and loan and investment amortizations. The Bank invests funds not needed for operations (excess liquidity) primarily in daily Federal funds sold. With adequate cash flows resulting from deposits during the first three months of 2003 and year 2002, the Bank maintained levels of short-term assets sufficient to maintain ample liquidity. During the first three months of 2003 and the year 2002, the Bank continued to fund a large secondary source of liquidity known as Investment Securities Available for sale. The market value of that portfolio was $45.6 million at March 31, 2003 and $44.8 million at December 31, 2002.

It has been the Bank's experience that its deposit base, both core (defined as transaction accounts and term deposits less than $100,000) and non-core (defined as term deposits $100,000 or greater), are primarily relationship driven and not highly sensitive to changes in interest rates. However, adequate sources of reasonably priced on-balance sheet funds such as overnight Federal funds sold, due from banks and short-term investments maturing in less than one year must be continually accessible for times of need. This is accomplished primarily by the daily monitoring of certain accounts for sufficient balances to meet future loan commitments as well as measuring the Bank's liquidity position on a monthly basis.

Supplemental sources of liquidity include lines of credit with correspondent banks, large certificates of deposit and wholesale as well as retail repurchase agreements. Correspondent banks are typically referred to as a "bank's bank" by offering essential services such as cash letter processing, investment services, loan participation support, wire transfer operations and other traditional banking services. "Brokered deposits," as defined in FDIC Regulation 337.6, means any deposit that is obtained, directly or indirectly, from or through the mediation or assistance of a deposit broker. Brokered deposits may be utilized only if authorized by the Company's Board of Directors. Contingent liquidity sources include off-balance sheet funds such as advances from both the Federal Home Loan Bank (once approved) and the Federal Reserve Bank, and Federal funds purchase lines with upstream correspondents, (commonly defined as a banking institution that provides correspondent banking services). An additional source of liquidity is made available by curtailing loan activity and instead using the available cash to fund short-term investments such as overnight Federal funds sold or other approved investments maturing in less than one year. In addition, future expansion of the Bank's retail banking network will create additional sources of liquidity from new deposit customer relationships.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier I capital to risk weighted assets, and of Tier I capital to average assets (leverage ratio). We believe that, as of March 31, 2003, the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2003, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. No conditions or events have occurred since that notification that we believe have changed the Bank's category.

The Bank's actual capital ratios at March 31, 2003 and December 31, 2002 are presented in the following table:

                                               Tier I                           Tier I
                                             Capital to                       Capital to                    Total Capital to
                                        Average Assets Ratio                 Risk Weighted                    Risk Weighted
                                          (Leverage Ratio)                    Asset Ratio                      Asset Ratio
                                       March 31,      December 31,      March 31,      December 31,     March 31,      December 31,
                                         2003             2002            2003             2002           2003            2002
                                   ---------------- --------------- ---------------- --------------- --------------- ---------------
Monmouth Community Bank                 8.20%           8.12%           13.46%           14.19%          14.58%          15.37%

"Adequately capitalized"
institution (under Federal
regulations)                            4.00%           4.00%            4.00%           4.00%           8.00%            8.00%

"Well capitalized" institution
(under Federal regulations)             5.00%           5.00%            6.00%           6.00%           10.00%          10.00%


Non-Performing Assets

Loans are considered to be non-performing if they are (i) on a non-accrual basis, (ii) are past due ninety (90) days or more and still accruing interest, or (iii) have been renegotiated to provide a reduction or deferral of interest because of a weakening in the financial position of the borrowers. A loan which is past due ninety (90) days or more and still accruing interest remains on accrual status only where it is both adequately secured as to principal and is in the process of collection. The Bank had non-accrual loans totaling $41,000 at March 31, 2003 and $43,000 at December 31, 2002.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within the ninety (90) days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer, Treasurer and Secretary, who concluded that the Company's disclosure controls and procedures are effective. The Company's Internal Auditor also participated in this evaluation. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      The Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Company is a party to routine legal proceedings within the normal course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 2. Changes in Securities

      On November 30, 2002, the Company concluded its offering of 1,173,415 shares of its common stock, par value $0.01 per share. The shares offered for sale by the Company were registered pursuant to Registration Statement on Form SB-2 (File No. 333-87352), which was declared effective by the Securities and Exchange Commission on July 23, 2002. At the conclusion of the offering, the Company had sold a total of 402,507 shares of its common stock (as adjusted to give effect to the 5% stock distribution made to the shareholders of the Company on December 31, 2002) for total gross proceeds of $5.4 million and total net proceeds of $5.2 million. Approximately $520,000 of the net proceeds of the offering were expended on leasehold improvements and equipment necessary for the commencement of operations at the Neptune, New Jersey branch of the Bank. The Neptune branch commenced operations in the first quarter of 2003. The balance of the net proceeds will continue to reside in the shareholders' equity section of the Company's balance sheet. The Company's total shareholders' equity will, prospectively, be utilized to help fund further franchise expansion while maintaining a balance ample to support general balance sheet growth.

Item 3. Defaults Upon Senior Securities

      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable.

Item 5. Other Information

      Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

      a)    Exhibits: See Index of Exhibits commencing on page E-1.

      b)    Reports on Form 8-K:

            On February 6, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission. This Current Report on Form 8-K, filed pursuant to Item 5 of that Form, reported a 127% increase in fourth quarter earnings and a 46% increase in annual earnings.

            On March 7, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission. This Current Report on Form 8-K, filed pursuant to Item 5 of that Form, reported the issuance of a press release announcing the opening of the Neptune Branch of Monmouth Community Bank, N.A.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Monmouth Community Bancorp
                                 Registrant


DATE: May 13, 2003                /s/ James S. Vaccaro
                                 ----------------------------------------------
                                 James S. Vaccaro
                                 Chairman of the Board and
                                 Chief Executive Officer
                                 (Principal Executive Officer)


DATE: May 13, 2003                /s/ Anthony Giordano, III
                                 ----------------------------------------------
                                 Anthony Giordano, III
                                 Senior Vice President, Chief Financial Officer, Treasurer and Secretary
                                 (Principal Financial and Accounting Officer)

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 13, 2003
                                            /s/ James S. Vaccaro
                                            ------------------------------------
                                            James S. Vaccaro
                                            Chairman and Chief Executive Officer

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 13, 2003
                                 /s/ Anthony Giordano, III
                                 -----------------------------------------------
                                 Anthony Giordano, III
                                 Senior Vice President, Chief Financial Officer, Treasurer and Secretary

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

   3.1 Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

   3.2 By-laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

   3.3 Audit Committee Charter (Incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002).

   x 4. Specimen certificate representing the Registrant's common stock, par value $0.01 per share (Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

   10.1     Registrant's Stock Option Plan (Incorporated by reference to Exhibit
            10.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

   x 10.2 Indenture of Lease between Monmouth Community Bank (then in organization), as Tenant, and KFC Associates, as Landlord, dated June 26, 1997, for the premises located at 627 Second Avenue, Long Branch, New Jersey (Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

   x 10.3 Lease Agreement between Monmouth Community Bank, as Tenant, and Anthony S. Amoscato and Geraldine R. Amoscato, as Landlord, dated December 22, 1998, for the premises located at 700 Allaire Road, Spring Lake Heights, New Jersey (Incorporated by reference to
            Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

   x 10.4 Lease between Monmouth Community Bank, as Tenant, and MCB Associates, L.L.C., as Landlord, dated April 1, 1999, for the premises located at 6 West End Court, Long Branch, New Jersey, as amended by Addenda dated November 1, 1999, February 1, 2000, April 1, 2000, and July 15, 2000 (Incorporated by reference to Exhibit
            10.4 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

   x 10.5 Shopping Center Lease, Net Building and Land Lease, between Monmouth Community Bank, as Tenant, and Neptune Realty Associates, as Landlord, dated September 29, 2000, for the premises located at the Neptune City Shopping Center, Neptune City, New Jersey (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

   x 10.6 Lease Agreement (Business and Commercial) between Monmouth Community Bank, as Tenant, and Frank Santangelo, as Landlord, dated June 22, 2001, for the premises located at 700 Branch Avenue, Little Silver, New Jersey (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

   x 10.7 Services Agreement between Monmouth Community Bank and Bisys, Inc., dated April 27, 1998, with Additional Services Agreements and Addenda (Incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

   x 10.8 QuestPoint Check Services Agreement between Monmouth Community Bank and QuestPoint Check Services, L.P., dated as of August 1, 1998 (Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

   10.9 Lease Agreement between Monmouth Community Bank, as Tenant, and The Ocean Grove Camp Meeting Association of United Methodist Church, as Landlord, dated July 1, 2002, for the premises located at 61 Main Avenue, Ocean Grove, New Jersey. (Incorporated by reference to
            Exhibit 10.9 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002).

   10.10 Net Lease between Monmouth Community Bank, as Tenant, and Medical Realty, Inc., as Landlord, dated June 15, 2002, for the premises located at 3636 Highway 33, Neptune, New Jersey. (Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002).

   99.1     Certification of Chief Executive Officer.

   99.2     Certification of Chief Financial Officer.

x Filed with Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352) on June 19, 2002.