Form 10QSB
period 2003-06-30
MONMOUTH COMMUNITY BANCORP
filed 2003-08-14
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|x| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                         Commission file number 0-27428

                           Monmouth Community Bancorp
        (Exact name of small business issuer as specified in its charter)

                 New Jersey                                      22-3757709
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)

                627 Second Avenue, Long Branch, New Jersey 07740
                    (Address of principal executive offices)

                                  (732)571-1300
                           (Issuer's telephone number)

              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

As of August 12, 2003, there were 1,476,927 shares of the Issuer's Common Stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                           Monmouth Community Bancorp

                              INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

Item 1.     Financial Statements

            Consolidated Balance Sheets
            as of  June 30, 2003 (unaudited) and December 31, 2002.............1

            Consolidated Statements of Income (unaudited)
            for the three and six months ended June 30, 2003 and 2002..........2

            Consolidated Statements of Cash Flows (unaudited)
            for the six months ended June 30, 2003 and 2002....................3

            Notes to Unaudited Consolidated Financial Statements...............4

Item 2.     Management's Discussion and Analysis or Plan of Operation..........6

Item 3.     Controls and Procedures...........................................11

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.................................................12

Item 2.     Changes in Securities.............................................12

Item 3.     Defaults Upon Senior Securities...................................12

Item 4.     Submission of Matters to a Vote of Security Holders...............12

Item 5.     Other Information.................................................13

Item 6.     Exhibits and Reports on Form 8-K..................................13

Signatures  ..................................................................14

Index of Exhibits............................................................E-1

                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002
                (dollars in thousands, except per share amounts)

                                                              JUNE 30,    DECEMBER 31,
                                                                2003         2002
                                                             ----------   ------------
                                                             (unaudited)
ASSETS

Cash and due from banks                                       $  6,824     $  8,880
Federal funds sold                                              10,250        7,500
Investment securities available for sale, at market value       71,705       44,791
Investment securities held to maturity (market value of
     $21,819 and $25,973 at June 30, 2003 and
     December 31, 2002, respectively)                           21,527       25,539
Loans held for sale                                                 --          302
Loans, net                                                      90,082       89,328
Premises and equipment                                           1,777        1,638
Other assets                                                     1,697        1,559
                                                              --------     --------
          Total assets                                        $203,862     $179,537
                                                              ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Non-interest bearing                                     $ 28,526     $ 22,581
     Interest bearing                                          159,854      141,426
                                                              --------     --------
                                                               188,380      164,007
Accrued expenses and other liabilities                             389          599
                                                              --------     --------
          Total liabilities                                    188,769      164,606
                                                              --------     --------

Shareholders' equity:
     Common stock, par value $0.01 per share. Authorized
     100,000,000 shares and issued and outstanding
     1,476,927 shares at June 30, 2003 and
     December 31, 2002                                              15           15
Additional paid-in capital                                      14,767       14,767
Accumulated other comprehensive income                              95          149
Retained earnings                                                  216           --
                                                              --------     --------
          Total shareholders' equity                            15,093       14,931
                                                              --------     --------
          Total liabilities and shareholders' equity          $203,862     $179,537
                                                              ========     ========

See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                (dollars in thousands, except per share amounts)

                                                                  Three months ended        Six months ended
                                                                       June 30,                 June 30,
                                                                    2003        2002        2003        2002
                                                                  -------------------     -------------------
                                                                      (unaudited)             (unaudited)
Interest and dividend income:
     Interest and fees on loans                                   $ 1,567     $ 1,351     $ 3,073     $ 2,519
     Interest on securities available for sale                        418         178         840         363
     Interest on securities held to maturity                          223         400         480         787
     Interest on federal funds sold and due from banks                 45          58          84         103
                                                                  -------     -------     -------     -------
          Total interest income                                     2,253       1,987       4,477       3,772

Interest expense - interest on deposits                               688         628       1,391       1,248
                                                                  -------     -------     -------     -------
          Net interest income                                       1,565       1,359       3,086       2,524

Provision for loan losses                                               5         107          23         219
                                                                  -------     -------     -------     -------
          Net interest income after provision for loan losses       1,560       1,252       3,063       2,305
                                                                  -------     -------     -------     -------

Other income:
     Service charges on deposit accounts                              176          93         310         169
     Gain on the sale of available for sale securities                 --          --          50          26
     Other service charges, commissions and fees                        6          14          30          47
                                                                  -------     -------     -------     -------
          Total other income                                          182         107         390         242
                                                                  -------     -------     -------     -------

Operating expenses:
     Salaries and employee benefits                                   797         589       1,569       1,156
     Net occupancy expenses                                           195         122         401         218
     Data processing fees                                             120          86         242         188
     Other operating expenses                                         451         391         881         711
                                                                  -------     -------     -------     -------
          Total other expenses                                      1,563       1,188       3,093       2,273
                                                                  -------     -------     -------     -------

Income before provision for income taxes                              179         171         360         274

Income taxes                                                           72          --         144          --
                                                                  -------     -------     -------     -------

     Net income                                                   $   107     $   171     $   216     $   274
                                                                  =======     =======     =======     =======

Basic earnings per share                                          $   .07     $   .16     $   .14     $   .26
                                                                  =======     =======     =======     =======
Diluted earnings per share                                        $   .07     $   .16     $   .14     $   .25
                                                                  =======     =======     =======     =======

Average basic shares outstanding                                    1,477       1,075       1,477       1,075
                                                                  =======     =======     =======     =======
Average diluted shares outstanding                                  1,515       1,088       1,512       1,091
                                                                  =======     =======     =======     =======

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                             (dollars in thousands)

                                                                                         Six months ended
                                                                                             June 30,
                                                                                       2003           2002
                                                                                    (unaudited)    (unaudited)
                                                                                    -----------    -----------
Cash flows from operating activities:
    Net income                                                                       $     216      $     274
Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses                                                               23            219
    Depreciation and amortization                                                          203            108
    Gain on the sale of available for sale securities                                      (50)           (26)
    Gain on the sale of loans held for sale                                                (13)           (21)
    Origination of loans held for sale                                                  (1,605)        (3,831)
    Proceeds from sale of loans held for sale                                            1,920          3,973
    Net premium amortization on held to maturity securities                                 65             55
    Net premium amortization on available for sale securities                              333             28
    Increase in other assets                                                              (138)           (58)
    (Decrease) increase in accrued expenses and other liabilities                         (210)            35
                                                                                     ---------      ---------
         Net cash provided by operating activities                                         744            756
                                                                                     ---------      ---------

Cash flows from investing activities:
     Purchase of investment securities held to maturity                                     --        (10,032)
     Purchase of investment securities available for sale                              (53,081)        (4,935)
     Maturities of and paydowns on investment securities held to maturity                3,947          6,303
     Maturities of and paydowns on investment securities available for sale             25,844          3,664
     Net increase in loans                                                                (790)       (16,753)
     Purchases of premises and equipment, net                                             (343)           (51)
                                                                                     ---------      ---------
           Net cash used in investment activities                                      (24,386)       (21,804)
                                                                                     ---------      ---------

Cash flows from financing activities:
     Net increase in non-interest bearing deposits                                       5,945          4,893
     Net increase in interest bearing deposits                                          18,428         29,554
                                                                                     ---------      ---------
           Net cash provided by financing activities                                    24,373         34,447
                                                                                     ---------      ---------

            Increase in cash and cash equivalents                                          694         13,399

Cash and cash equivalents at beginning of period                                        16,380         13,698
                                                                                     ---------      ---------
Cash and cash equivalents at end of period                                           $  17,074      $  27,097
                                                                                     =========      =========

Cash paid during the period for:
     Interest                                                                        $   1,373      $   1,242
                                                                                     =========      =========
     Income Taxes                                                                    $     353      $      --
                                                                                     =========      =========

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected for all of 2003.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Note 2. Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002 (in thousands):

                                        Three months ended   Six months ended
                                             June 30,            June 30,
                                          2003      2002      2003      2002
                                         ------    ------    ------    ------

  Average basic shares outstanding        1,477     1,075     1,477     1,075
  Add: Effect of dilutive securities:
       Stock options                         38        13        35        16
                                         ------    ------    ------    ------
  Average diluted shares outstanding      1,515     1,088     1,512     1,091
                                         ======    ======    ======    ======

Stock Based Compensation

The Company has elected to account for stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees and to provide pro forma disclosures of net income and earnings per share as if the Company had adopted the fair value based method of accounting in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, which assumes the fair value based method of accounting had been adopted.

Had compensation cost for the Company's stock options been determined in accordance with SFAS No. 123, the Company's net income and related per share amounts for 2003 and 2002 would have decreased to the following pro forma amounts:

                                                      Three months ended         Six months ended
                                                            June 30,                  June 30,
                                                       2003         2002         2003         2002
                                                       ----         ----         ----         ----
Net Income:
     As reported                                    $ 107,000    $ 171,000    $ 216,000    $ 274,000
Deduct: Total stock-based employee compensation
        expense determined under the fair value-
        based method for all awards,
        net of related tax effects                     27,000       28,000       52,000       52,000
                                                    ---------    ---------    ---------    ---------
     Pro forma                                      $  80,000    $ 143,000    $ 164,000    $ 222,000
                                                    =========    =========    =========    =========

Net income per share - basic:
     As reported                                    $    0.07    $    0.16    $    0.14    $    0.26
     Pro forma                                      $    0.05    $    0.13    $    0.11    $    0.21
                                                    =========    =========    =========    =========

Net income per share - diluted:
     As reported                                    $    0.07    $    0.16    $    0.14    $    0.25
     Pro forma                                      $    0.05    $    0.13    $    0.11    $    0.20
                                                    =========    =========    =========    =========

Note 3. Impact of Recent Accounting Pronouncements

In May 2003, Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 150 requires instruments within its scope to be classified as a liability (or, in some cases, as an asset). SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (i.e. July 1, 2003 for calendar year entities). For financial instruments created before June 1, 2003, and still existing at the beginning of the interim period of adoption, transition generally should be applied by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attributes of the SFAS No. 150. The adoption of SFAS No. 150 is not expected to have a significant effect on the Company's consolidated financial statements.

In April 2003, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a significant effect on the Company's consolidated financial statements.

In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The Company has adopted the expanded disclosure provisions of this statement effective December 31, 2002.

Note 4. Loans Receivable, Net

Loans receivable, net at June 30, 2003 and December 31, 2002 consisted of the following (in thousands):

                                                       June 30,     December 31,
                                                         2003           2002
                                                      ----------    ------------

Commercial and industrial loans                        $ 24,911      $ 25,578
Real estate loans - commercial                           49,038        46,944
Home equity and second mortgages                         15,517        14,816
Consumer loans                                            1,867         3,218
                                                       --------      --------
     Total                                             $ 91,333      $ 90,556
Less:
     Allowance for loan losses                            1,251         1,228
                                                       --------      --------
          Net loans                                    $ 90,082      $ 89,328
                                                       ========      ========

                                                       --------      --------
Loans held for sale                                    $     --      $    302
                                                       ========      ========

Note 5. Deposits

The major types of deposits at June 30, 2003 and December 31, 2002 were as follows (in thousands):

                                                       June 30,     December 31,
                                                         2003           2002
                                                      ----------    ------------

Non-interest bearing                                   $ 28,526      $ 22,581
Checking                                                 46,119        45,583
Savings                                                  18,304        15,697
Money market                                             43,403        37,048
Certificates of deposit of less than $100,000            18,289        16,863
Certificates of deposit of $100,000 or more              33,739        26,235
                                                       --------      --------
     Total                                             $188,380      $164,007
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

Financial Condition

Total assets at June 30 2003 were $203.9 million, an increase of $24.4 million, or 13.6%, over the December 31, 2002 total of $179.5 million.

Loans, net of the allowance for loan losses, remained relatively flat from the $89.6 million balance at December 31, 2002 to close the period ended June 30, 2003 at $90.1 million. The allowance for loan losses, which began the year at $1.23 million, or 1.36% of total loans, was $1.25 million at June 30, 2003, with the allowance for loan losses ratio increasing one basis point to 1.37%. There were no loans charged-off during the six months ended June 30, 2003.

Investments totaled $93.2 million at June 30, 2003, an increase of $22.9 million, or 32.6%, from the December 31, 2002 total of $70.3 million. All investment purchases during the first six months of 2003 occurred in the Bank's available for sale portfolio in order to maintain desired levels of liquidity. This resulted in an available for sale portfolio balance of $71.7 million at June 30, 2003, an increase of $26.9 million, or 60.0 %, from the December 31, 2002 total of $44.8 million. The held to maturity portfolio of $21.5 million at June 30, 2003, reflects a decrease by $4.0 million, or 15.7%, from the December 31, 2002 total of $25.5 million.

One of the Bank's primary strategies is the accumulation and retention of core deposits. Core deposits are defined as all deposits with the exception of certificates of deposits in excess of $100 thousand. Deposits at June 30, 2003 totaled $188.4 million, an increase of $24.4 million, or 14.9%, over the December 31, 2002 total of $164.0 million. Core deposits as a percentage of total deposits were 82% and 84% at June 30, 2003 and December 31, 2002, respectively.

Results of Operations

General

Net income was $107 thousand for the three months ended June 30, 2003 as compared to net income of $171 thousand for the three months ended June 30, 2002. Income tax expense was $72 thousand for the three months ended June 30, 2003 as compared to $0 for the same period in 2002. The Bank had no income tax expense for 2002 due to the consumption of then available operating loss carry forwards. On a pre-tax basis, income before provision for income taxes was $179 thousand for the three months ended June 30, 2003 as compared to $171 thousand for the same period in 2002. Diluted earnings per share were $0.07 for the three months ended June 30, 2003 as compared to $0.16 for the same period in 2002.

For the six months ended June 30, 2003, net income was $216 thousand as compared to net income of $274 thousand for the same period in 2002. Income tax expense was $144 thousand for the six months ended June 30, 2003 as compared to $0 for the same period in 2002. The Bank had no income tax expense for 2002 due to the consumption of then available operating loss carry forwards. On a pre-tax basis, income before provision for income taxes was $360 thousand for the six months ended June 30, 2003 as compared to $274 thousand for the same period in 2002. Diluted earnings per share were $0.14 for the six months ended June 30, 2003 as compared to $0.25 for the same period in 2002.

Interest Income

Interest income for the three months ended June 30, 2003 was $2.3 million as compared to $2.0 million for the three months ended June 30, 2002. The $300 thousand, or 15%, increase in interest income was due primarily to strong balance sheet growth which helped mitigate a decline in the yield on interest-earning assets to 4.80% for the three months ended June 30, 2003 as compared to 5.97% for the same prior year period. The decline in yield was reflective of the general interest rate environment. Average interest-earning assets, which were 95% of average total assets, were $186.6 million for the three months ended June 30, 2003 and were comprised primarily of $91.4 million in loans, $22.6 million in securities held to maturity, $57.5 million in securities available for sale, $14.5 million in Federal funds sold and $694 thousand in other interest bearing deposits.

Interest income for the six months ended June 30, 2003 was $4.5 million as compared to $3.8 million for the six months ended June 30, 2002. The $700 thousand, or 18.4%, increase in interest income was due primarily to the above-mentioned strong balance sheet growth which helped mitigate a decline in the yield on interest-earning assets to 4.97% for the six months ended June 30, 2003 as compared to 6.07% for the same prior year period. The decline in yield was reflective of the general interest rate environment. Average interest-earning assets, which were 95% of average total assets, were $179.8 million for the six months ended June 30, 2003 and were comprised primarily of $91.1 million in loans, $23.7 million in securities held to maturity, $51.2 million in securities available for sale, $13.1 million in Federal funds sold and $681 thousand in other interest bearing deposits.

Interest Expense

Interest expense for the three months ended June 30, 2003 was $688 thousand as compared to $628 thousand for the three months ended June 30, 2002. Interest expense increased only moderately due primarily to a decrease in the cost of interest-bearing liabilities to 1.77% for the three months ended June 30, 2003 as compared to 2.27% in the same prior year period. This decrease mitigated the increase in average interest-bearing deposits which were $155.5 million for the three months ended June 30, 2003 as compared $110.8 million for the same period in the prior year. Average interest-bearing liabilities for the three months ended June 30, 2003 were comprised of $44.6 million in interest-bearing demand, $43.1 million in money market accounts, $17.5 million in savings accounts, and $50.3 million in term accounts.

Interest expense for the six months ended June 30, 2003 was $1.4 million as compared to $1.2 million for the six months ended June 30, 2002. The increase was due primarily to the above-mentioned decrease in the cost of interest-bearing liabilities to 1.87% for the six months ended June 30, 2003 as compared to 2.42% in the same prior year period. This decrease mitigated the increase in average interest-bearing deposits which were $149.9 million for the six months ended June 30, 2003 as compared $104.0 million for the same period in the prior year. Average interest-bearing liabilities for the six months ended June 30, 2003 were comprised of $44.2 million in interest-bearing demand, $41.4 million in money market accounts, $17.0 million in savings accounts, and $47.3 million in term accounts.

Provision for Loan Losses

For the three months ended June 30, 2003, the Company's provision for loan losses was $5 thousand as compared to $107 thousand for the same prior year period. The decrease was due primarily to modest loan growth experienced during the three months ended June 30, 2003 as compared to the same prior year period. There were no significant changes in loan portfolio composition, asset quality, or credit delinquencies that impacted the allowance for loan losses during the three months ended June 30, 2003 as compared to the same period in 2002.

For the six months ended June 30, 2003, the Company's provision for loan losses was $23 thousand as compared to $219 thousand for the same prior year period. The decrease was due primarily to the above-mentioned modest loan growth experienced during the six months ended June 30, 2003 as compared to the same prior year period. There were no significant changes in loan portfolio composition, asset quality, or credit delinquencies that impacted the allowance for loan losses during the six months ended June 30, 2003 as compared to the same period in 2002.

Other Income

Other income was $182 thousand for the three months ended June 30, 2003 as compared to $107 thousand for the same period in 2002. The $75 thousand increase was consistent with the growth of the deposit base and number of deposit accounts. Other income during this period consisted primarily of $176 thousand in service charges on deposit accounts and $6 thousand in other service charges, commissions and fees.

Other income was $390 thousand for the six months ended June 30, 2003 as compared to $242 thousand for the same period in 2002. The $148 thousand increase was consistent with the above-mentioned growth of the deposit base and number of deposit accounts. Other income during this period consisted primarily of $310 thousand in service charges on deposit accounts, $50 thousand in gains on the sale of available for sale securities and $30 thousand in other service charges, commissions and fees.

Operating Expenses

Operating expenses were $1.6 million for the three months ended June 30, 2003 as compared to $1.2 million in the same prior year period. The increase was primarily due to the costs associated with the opening and operation of the Bank's fifth and sixth branch offices in October 2002 and March 2003, respectively, and the general growth of the Bank. Operating expenses generally include costs associated with employee salaries and benefits, occupancy expenses, data processing fees, professional fees and other operating expenses.

Operating expenses were $3.1 million for the six months ended June 30, 2003 as compared to $2.3 million in the same prior year period. The increase was primarily due to the above-mentioned costs associated with the opening and operation of the Bank's fifth and sixth branch offices in October 2002 and March 2003, respectively, and the general growth of the Bank. Operating expenses generally include costs associated with employee salaries and benefits, occupancy expenses, data processing fees, professional fees and other operating expenses.

Liquidity and Capital Resources

Liquidity defines the ability of the Bank to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank's asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements. Since inception, the liquidity needs of the Bank were primarily met by cash on hand and loan and investment amortizations. The Bank invests funds not needed for operations (excess liquidity) primarily in daily Federal funds sold. With adequate cash flows resulting from deposits during the first six months of 2003 and year 2002, the Bank maintained levels of short-term assets sufficient to maintain ample liquidity. During the first six months of 2003 and the year 2002, the Bank continued to grow its investment securities available for sale portfolio which serves as a secondary source of liquidity. The market value of that portfolio was $71.7 million at June 30, 2003 and $44.8 million at December 31, 2002.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier I capital to risk weighted assets, and of Tier I capital to average assets (leverage ratio). We believe that, as of June 30, 2003, the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2003, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. No conditions or events have occurred since that notification that we believe have changed the Bank's category.

The Bank's actual capital ratios at June 30, 2003 and December 31, 2002 are presented in the following table:

                                          Tier I                   Tier I
                                        Capital to               Capital to             Total Capital to
                                   Average Assets Ratio         Risk Weighted             Risk Weighted
                                     (Leverage Ratio)            Asset Ratio               Asset Ratio
                                  June 30,   December 31,   June 30,   December 31,   June 30,   December 31,
                                    2003         2002         2003         2002         2003         2002
                                  ---------------------------------------------------------------------------

Monmouth Community Bank             7.63%        8.12%       13.16%       14.19%       14.26%       15.37%

"Adequately capitalized"
institution (under Federal
regulations)                        4.00%        4.00%        4.00%        4.00%        8.00%        8.00%

"Well capitalized" institution
(under Federal regulations)         5.00%        5.00%        6.00%        6.00%       10.00%       10.00%

Non-Performing Assets

Loans are considered to be non-performing if they are (i) on a non-accrual basis, (ii) are past due ninety (90) days or more and still accruing interest, or (iii) have been renegotiated to provide a reduction or deferral of interest because of a weakening in the financial position of the borrowers. A loan which is past due ninety (90) days or more and still accruing interest remains on accrual status only where it is both adequately secured as to principal and is in the process of collection. The Bank had non-accrual loans totaling $40,000 at June 30, 2003 and $43,000 at December 31, 2002.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within the ninety (90) days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer, Treasurer and Secretary, who concluded that the Company's disclosure controls and procedures are effective. The Company's Internal Auditor also participated in this evaluation. As determined by this evaluation, during the Company's last fiscal quarter there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      Not Applicable.

Item 3. Defaults Upon Senior Securities

      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      The following matter was submitted to a vote of security holders at the Company's Annual Meeting of Shareholders held on May 29, 2003 (the "Annual Meeting"):

      Election of Directors

      The shareholders re-elected each of James G. Aaron, Mark R. Aikins, Nicholas A. Alexander, John A. Brockriede, Richard O. Lindsey, John F. McCann, Harold M. Miller, Jr., Carmen M. Penta, Mark G. Solow and James S. Vaccaro to serve as Director of the Company, each for a one (1) year term. The number of shares that were present at the Annual Meeting in person or by proxy was 1,132,495. The balloting for election was as follows:

                                                           Votes
                                                          Against/
      Name of Director         Votes For    Percentage    Withheld    Percentage
      ----------------         ---------    ----------    --------    ----------

      James G. Aaron           1,132,495       100%             0         0%

      Mark R. Aikins           1,121,458        99%        11,037         1%

      Nicholas A. Alexander    1,132,495       100%             0         0%

      John A. Brockriede       1,082,017        95%        50,478         5%

      Richard O. Lindsey       1,132,495       100%             0         0%

      John F. McCann           1,132,207      99.9%           288       .01%

      Harold M. Miller, Jr     1,132,495       100%             0         0%

      Carmen M. Penta          1,131,130      99.9%         1,365       .01%

      Mark G. Solow            1,132,495       100%             0         0%

      James S. Vaccaro         1,132,495       100%             0         0%

Item 5. Other Information

      Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

      a)    Exhibits: See Index of Exhibits commencing on page E-1.

      b)    Reports on Form 8-K:

            On May 6, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission. This Current Report on Form 8-K, filed pursuant to Item 5 of that Form, reported that, on or about May 5, 2003, the Company mailed a letter to each of its shareholders of record, announcing that (i) effective May 12, 2003, the Company's common stock will be listed on the NASDAQ SmallCap Market; (ii) beginning with the first quarter of 2003, the Company's quarterly operating reports to shareholders will no longer be mailed to each shareholder of record, but instead, will be posted on the Bank's web site; and (iii) the Company has recently adopted a new logo.

            On May 13, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission. This Current Report on Form 8-K, filed pursuant to Item 5 of that Form, reported that effective May 12, 2003, the Company's common stock has been included for listing on the NASDAQ SmallCap Market.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Monmouth Community Bancorp
                                    Registrant


DATE:  August 12, 2003              /s/ James S. Vaccaro
                                    --------------------------------------------
                                    James S. Vaccaro
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


DATE:  August 12, 2003              /s/ Anthony Giordano, III
                                    --------------------------------------------
                                    Anthony Giordano, III
                                    Senior Vice President, Chief Financial
                                    Officer, Treasurer and Secretary
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

      31.1        Section 302 Certification of Chief Executive Officer.

      31.2        Section 302 Certification of Chief Financial Officer.

      32.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  1350.

      32.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  1350.

* Filed with Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352) on June 19, 2002.