Form 10QSB
period 2003-09-30
MONMOUTH COMMUNITY BANCORP
filed 2003-11-14
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2003

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

    -------------------------------------------------------------------------
      (Former name, former address and formal fiscal year, if changed since last report)

As of November 14, 2003, there were 1,476,985 shares of the Issuer's Common Stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                           Monmouth Community Bancorp

                              INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----

Item 1. Financial Statements

        Consolidated Balance Sheets
        as of  September 30, 2003 (unaudited) and December 31, 2002 .....     1

        Consolidated Statements of Income (unaudited)
        for the three and nine months ended September 30, 2003 and 2002 .     2

        Consolidated Statements of Cash Flows (unaudited)
        for the nine months ended September 30, 2003 and 2002 ...........     3

        Notes to Unaudited Consolidated Financial Statements ............     4

Item 2. Management's Discussion and Analysis
        or Plan of Operation ............................................     7

Item 3. Controls and Procedures .........................................    11


PART II. OTHER INFORMATION

Item 1. Legal Proceedings ...............................................    12

Item 2. Changes in Securities ...........................................    12

Item 3. Defaults Upon Senior Securities .................................    12

Item 4. Submission of Matters to a Vote of Security Holders .............    12

Item 5. Other Information ...............................................    12

Item 6. Exhibits and Reports on Form 8-K ................................    12

Signatures ..............................................................    13

Index of Exhibits .......................................................   E-1

                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002
                (dollars in thousands, except per share amounts)

                                                            September 30,     December 31,
                                                                 2003             2002
                                                            -------------    -------------
                                                             (unaudited)
ASSETS

Cash and due from banks                                     $       8,794    $       8,880
Federal funds sold                                                 10,525            7,500
Investment securities available for sale, at market value          78,417           44,791
Investment securities held to maturity (market value of
     $6,947 and $25,973 at September 30, 2003 and
     December 31, 2002, respectively)                               6,799           25,539
Loans held for sale                                                    --              302
Loans, net                                                        104,279           89,328
Premises and equipment                                              2,261            1,638
Other assets                                                        2,063            1,559
                                                            -------------    -------------

          Total assets                                      $     213,138    $     179,537
                                                            =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Non-interest bearing                                   $      31,257    $      22,581
     Interest bearing                                             166,924          141,426
                                                            -------------    -------------
                                                                  198,181          164,007
Accrued expenses and other liabilities                                408              599
                                                            -------------    -------------

          Total liabilities                                       198,589          164,606
                                                            -------------    -------------

Shareholders' equity:
     Common stock, par value $0.01 per share. Authorized
     100,000,000 shares and issued and outstanding
     1,476,985 shares at September 30, 2003 and
     1,476,927 shares at December 31, 2002                             15               15
Additional paid-in capital                                         14,768           14,767
Accumulated other comprehensive (loss) income                        (454)             149
Retained earnings                                                     220               --
                                                            -------------    -------------
          Total shareholders' equity                               14,549           14,931

                                                            -------------    -------------
          Total liabilities and shareholders' equity        $     213,138    $     179,537
                                                            =============    =============

See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                (dollars in thousands, except per share amounts)

                                                                 Three months ended       Nine months ended
                                                                    September 30,            September 30,
                                                                   2003        2002        2003        2002
                                                                 --------------------    --------------------
                                                                      (unaudited)             (unaudited)
Interest and dividend income:
     Interest and fees on loans                                  $  1,590    $  1,465    $  4,663    $  4,011
     Interest on securities available for sale                        268         434       1,106       1,221
     Interest on securities held to maturity                          153         184         634         547
     Interest on federal funds sold and due from banks                 30          92         114         194
                                                                 --------    --------    --------    --------
          Total interest income                                     2,041       2,175       6,517       5,973

Interest expense - interest on deposits                               604         745       1,994       1,993
                                                                 --------    --------    --------    --------
          Net interest income                                       1,437       1,430       4,523       3,980

Provision for loan losses                                              16          56          39         275
                                                                 --------    --------    --------    --------
          Net interest income after provision for loan losses       1,421       1,374       4,484       3,705
                                                                 --------    --------    --------    --------

Other income:
     Service charges on deposit accounts                              171         145         481         315
     Gain on the sale of available for sale securities                 --          --          50          26
     Other service charges, commissions and fees                        9          13          39          34
                                                                 --------    --------    --------    --------
          Total other income                                          180         158         570         375
                                                                 --------    --------    --------    --------

Operating expenses:
     Salaries and employee benefits                                   812         645       2,381       1,800
     Net occupancy expenses                                           196         152         597         368
     Data processing fees                                             118          98         360         305
     Other operating expenses                                         469         354       1,350       1,050
                                                                 --------    --------    --------    --------
          Total other expenses                                      1,595       1,249       4,688       3,523
                                                                 --------    --------    --------    --------

Income before provision for income taxes                                6         283         366         557

Income taxes                                                            2           7         146           7
                                                                 --------    --------    --------    --------

     Net income                                                  $      4    $    276    $    220    $    550
                                                                 ========    ========    ========    ========

Basic earnings per share                                         $    .00    $    .26    $    .15    $    .51
                                                                 ========    ========    ========    ========
Diluted earnings per share                                       $    .00    $    .25    $    .15    $    .50
                                                                 ========    ========    ========    ========

Average basic shares outstanding                                    1,477       1,079       1,477       1,076
                                                                 ========    ========    ========    ========
Average diluted shares outstanding                                  1,523       1,098       1,512       1,096
                                                                 ========    ========    ========    ========

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                             (dollars in thousands)

                                                                                       Nine months ended
                                                                                          September 30,
                                                                                       2003            2002
                                                                                    (unaudited)     (unaudited)
                                                                                    -----------     -----------
Cash flows from operating activities:
     Net income                                                                     $       220     $       550
Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses                                                                39             275
    Depreciation and amortization                                                           308             167
    Gain on the sale of available for sale securities                                       (50)            (26)
    Gain on the sale of loans held for sale                                                 (13)            (34)
    Origination of loans held for sale                                                   (1,605)         (5,975)
    Proceeds from sale of loans held for sale                                             1,920           6,158
    Net premium amortization on held to maturity securities                                  92              78
    Net premium amortization on available for sale securities                               773              43
    Increase in other assets                                                               (504)            (84)
    (Decrease) increase in accrued expenses and other liabilities                          (191)             74
                                                                                    -----------     -----------
         Net cash provided by operating activities                                          989           1,226
                                                                                    -----------     -----------

Cash flows from investing activities:
     Purchase of investment securities held to maturity                                      --         (27,326)
     Purchase of investment securities available for sale                               (78,845)        (23,466)
     Maturities of and paydowns on investment securities held to maturity                18,648          17,666
     Maturities of and paydowns on investment securities available for sale              43,893           4,220
     Net increase in loans                                                              (14,990)        (20,907)
     Purchases of premises and equipment, net                                              (931)           (238)
                                                                                    -----------     -----------
           Net cash used in investment activities                                       (32,225)        (50,051)
                                                                                    -----------     -----------

Cash flows from financing activities:
     Net increase in non-interest bearing deposits                                        8,946           7,485
     Net increase in interest bearing deposits                                           25,228          47,348
     Proceeds from issuance of common stock                                                   1           2,643
                                                                                    -----------     -----------
           Net cash provided by financing activities                                     34,175          57,476
                                                                                    -----------     -----------

            Increase in cash and cash equivalents                                         2,939           8,651

Cash and cash equivalents at beginning of period                                         16,380          13,698
                                                                                    -----------     -----------
Cash and cash equivalents at end of period                                          $    19,319     $    22,349
                                                                                    ===========     ===========

Cash paid during the period for:
     Interest                                                                       $     1,977     $     1,978
                                                                                    ===========     ===========
     Income Taxes                                                                   $       319     $        --
                                                                                    ===========     ===========

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations that may be expected for all of 2003.

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

Note 2.  Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002 (in thousands):

                                           Three months ended       Nine months ended
                                              September 30,           September 30,
                                            2003        2002        2003        2002
                                            ----        ----        ----        ----
Average basic shares outstanding             1,477       1,079       1,477       1,076
Add:  Effect of dilutive securities:
         Stock options                          46          19          35          20
                                          --------    --------    --------    --------
Average diluted shares outstanding           1,523       1,098       1,512       1,096
                                          ========    ========    ========    ========

Stock Based Compensation

The Company has elected to account for stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and to provide pro forma disclosures of net income and earnings per share as if the Company had adopted the fair value based method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation.

Had compensation cost for the Company's stock options been determined in accordance with SFAS No. 123, the Company's net income and related per share amounts for 2003 and 2002 would have decreased to the following pro forma amounts:

                                                                 Three months ended           Nine months ended
                                                                    September 30,                September 30,
                                                                 2003           2002          2003          2002
                                                                 ----           ----          ----          ----
Net Income (Loss):
   As reported                                                $    4,000     $  276,000    $  222,000    $  550,000
    Deduct: Total stock-based employee compensation
            expense determined under the fair value-based
            method for all awards, net of related tax effects     26,000         28,000        74,000        80,000
                                                              -----------------------------------------------------
   Pro forma                                                    ($22,000)    $  248,000    $  146,000    $  470,000
                                                              =====================================================

Net income (loss) per share - basic:
   As reported                                                $     0.00     $     0.26    $     0.15    $     0.51
   Pro forma                                                  $    (0.01)    $     0.23    $     0.10    $     0.44
                                                              =====================================================

Net income (loss) per share - diluted:
   As reported                                                $     0.00     $     0.25    $     0.15    $     0.50
   Pro forma                                                  $    (0.01)    $     0.23    $     0.10    $     0.43
                                                              =====================================================

Note 3. Impact of Recent Accounting Pronouncements

Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), was issued in January 2003. FIN 46 applies immediately to enterprises that hold a variable interest in variable interest entities created after January 31, 2003. It also applies in the first fiscal year or interim period beginning after June 15, 2003 to enterprises that hold a variable interest in variable interest entities created before February 1, 2003. On October 9, 2003, the June 15, 2003 effective date was moved to December 15, 2003 for public enterprises holding certain interests in variable interest entities created before February 1, 2003. As a result, FIN 46 will not apply to any such public enterprises until the first annual or interim period beginning after December 15, 2003. In addition, FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to non-public enterprises no later than the end of the applicable annual period. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Moreover, FIN 46 provides guidance on the identification of entities controlled through means other than voting rights. Further, FIN 46 specifies how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. The adoption of FIN 46 did not impact the Company's consolidated financial statements.

In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued by FASB. SFAS No. 150 requires instruments within its scope to be classified as a liability (or, in some cases, as an asset). SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (i.e. July 1, 2003 for calendar year entities). For financial instruments created before June 1, 2003 and still existing at the beginning of the interim period of adoption, transition generally should be applied by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attributes of SFAS No. 150. The adoption of SFAS No. 150 did not have a significant effect on the Company's consolidated financial statements.

In April 2003, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 133 is not expected to have a significant effect on the Company's consolidated financial statements.

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

Note 4. Loans Receivable, Net

Loans receivable, net at September 30, 2003 and December 31, 2002 consisted of the following (in thousands):

                                                  September 30,    December 31,
Loan Type                                              2003            2002
-------------------------------------------       -------------   -------------

Commercial and industrial loans                   $      18,732   $      17,060
Real estate loans - commercial                           69,726          57,079
Home equity and second mortgages                         15,677          14,816
Consumer loans                                            1,411           1,601
                                                  -------------   -------------
     Total                                        $     105,546   $      90,556
Less:
     Allowance for loan losses                            1,267           1,228
                                                  -------------   -------------
          Net loans                               $     104,279   $      89,328
                                                  =============   =============

                                                  -------------   -------------
Loans held for sale                               $          --   $         302
                                                  =============   =============

Note 5.  Deposits

The major types of deposits at September 30, 2003 and December 31, 2002 were as follows (in thousands):

                                                  September 30,    December 31,
Deposit Type                                           2003            2002
-----------------------------------------         -------------   -------------

Non-interest bearing                              $      31,257   $      22,581
Checking                                                 49,787          45,583
Savings                                                  19,603          15,697
Money market                                             44,703          37,048
Certificates of deposit of less than $100,000            16,761          16,863
Certificates of deposit of $100,000 or more              36,070          26,235
                                                  -------------   -------------
     Total                                        $     198,181   $     164,007
                                                  =============   =============

Item 2. Management's Discussion and Analysis or Plan of Operation

General

Statements contained in this report that are not historical fact are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, as may be amended from time to time. Such statements may be characterized as management's intentions, hopes, beliefs, expectations or predictions of the future. It is important to note that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Factors that could cause the Company's future results to vary materially from current expectations include, but are not limited to, changes in interest rates, economic conditions, deposit and loan growth, real estate values, loan loss provisions, competition, customer retention, changes in accounting principles, policies or guidelines and legislative and regulatory changes.

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

Financial Condition

Total assets at September 30, 2003 were $213.1 million, an increase of $33.6 million, or 18.7%, over the December 31, 2002 total of $179.5 million.

Loans, net of the allowance for loan losses, closed the period ended September 30, 2003 at $104.3 million, an increase of $14.7 million, or 16.4%, over the $89.6 million balance at December 31, 2002. Of this amount, 96%, or $14.2 million, of the loan growth occurred in the third quarter of 2003. The allowance for loan losses, which began the year at $1.23 million, or 1.36% of total loans, was $1.27 million at September 30, 2003, with the allowance for loan losses ratio at 1.20%. There were no loans charged-off during the nine months ended September 30, 2003.

Investments totaled $85.2 million at September 30, 2003, an increase of $14.9 million, or 21.2%, from the December 31, 2002 total of $70.3 million. All investment purchases during the first nine months of 2003 were placed in the Bank's available for sale portfolio in order to maintain desired levels of liquidity. This resulted in an available for sale portfolio balance of $78.4 million at September 30, 2003, an increase of $33.6 million, or 75.0%, from the December 31, 2002 total of $44.8 million. The held to maturity portfolio of $6.8 million at September 30, 2003, reflected a decrease by $18.7 million, or 73.3%, from the December 31, 2002 total of $25.5 million. The decrease resulted from maturities, principal repayments and bond calls.

One of the Bank's primary strategies is the accumulation and retention of core deposits. Core deposits are defined as all deposits with the exception of certificates of deposits in excess of $100 thousand. Deposits at September 30, 2003 totaled $198.2 million, an increase of $34.2 million, or 20.8%, over the December 31, 2002 total of $164.0 million. Core deposits as a percentage of total deposits were 82% and 84% at September 30, 2003 and December 31, 2002, respectively.

Results of Operations

General

Net income was $4 thousand for the three months ended September 30, 2003 as compared to net income of $276 thousand for the three months ended September 30, 2002. The Bank had modest income tax expense for 2002 due to the utilization of then available operating loss carry forwards. On a pre-tax basis, income before provision for income taxes was $6 thousand for the three months ended September 30, 2003, as compared to $283 thousand for the same period in 2002. Diluted earnings per share were $0.00 for the three months ended September 30, 2003, as compared to $0.25 for the same period in 2002.

For the nine months ended September 30, 2003, net income was $220 thousand as compared to net income of $550 thousand for the same period in 2002. The Bank had modest income tax expense for 2002 due to the utilization of then available operating loss carry forwards. On a pre-tax basis, income before provision for income taxes was $366 thousand for the nine months ended September 30, 2003 as compared to $557 thousand for the same period in 2002. Diluted earnings per share were $0.15 for the nine months ended September 30, 2003 as compared to $0.50 for the same period in 2002.

Interest Income

Interest income for the three months ended September 30, 2003 was $2.0 million, as compared to $2.2 million for the three months ended September 30, 2002. The $134 thousand, or 6%, decrease in interest income was due primarily to accelerated principal prepayments in a segment of the Company's Mortgage-Backed Securities (MBS) portfolio and the historically low interest rate environment that has reduced the yield on interest-earning assets and compressed net interest margins. The accelerated principal prepayments resulted in a full $276 thousand of premium amortization realized during the three months ended September 30, 2003. As a result of the low interest rate environment and consideration given to the impact of the premium amortization, the yield on interest-earning assets declined to 4.13% for the three months ended September 30, 2003, as compared to 5.65% for the same prior year period. Average interest-earning assets, which were 95% of average total assets, were $196.3 million for the three months ended September 30, 2003, and were comprised primarily of $96.4 million in loans, $15.8 million in securities held to maturity, $71.7 million in securities available for sale, $11.9 million in Federal funds sold and $525 thousand in other interest bearing deposits.

Interest income for the nine months ended September 30, 2003 was $6.5 million, as compared to $6.0 million for the nine months ended September 30, 2002. The $544 thousand, or 9.1%, increase in interest income was due primarily to strong balance sheet growth which helped mitigate a decline in the yield on interest-earning assets to 4.66% for the nine months ended September 30, 2003, as compared to 5.87% for the same prior year period. The decline in yield was reflective of the general interest rate environment. Average interest-earning assets, which were 95% of average total assets, were $185.3 million for the nine months, ended September 30, 2003, and were comprised primarily of $92.9 million in loans, $21.0 million in securities held to maturity, $58.1 million in securities available for sale, $12.7 million in Federal funds sold and $629 thousand in other interest bearing deposits.

Interest Expense

Interest expense for the three months ended September 30, 2003 was $604 thousand, as compared to $745 thousand for the three months ended September 30, 2002. Interest expense decreased due primarily to a decrease in the cost of interest-bearing liabilities to 1.48% for the three months ended September 30, 2003, as compared to 2.34% in the same prior year period. This decrease mitigated an increase in average interest-bearing deposits which were $163.4 million for the three months ended September 30, 2003, as compared $128.0 million for the same period in the prior year. Average interest-bearing liabilities for the three months ended September 30, 2003 were comprised of $47.8 million in interest-bearing demand, $44.2 million in money market accounts, $18.9 million in savings accounts, and $52.5 million in term accounts.

Interest expense for both the nine months ended September 30, 2003 and nine months ended September 30, 2002 was $2.0 million. The relative flatness was due primarily to the above-mentioned decrease in the cost of interest-bearing liabilities to 1.73% for the nine months ended September 30, 2003, as compared to 2.38% in the same prior year period. This decrease mitigated an increase in average interest-bearing deposits which were $154.4 million for the nine months ended September 30, 2003, as compared $112.1 million for the same period in the prior year. Average interest-bearing liabilities for the nine months ended September 30, 2003 were comprised of $45.4 million in interest-bearing demand, $42.3 million in money market accounts, $17.7 million in savings accounts, and $49.0 million in term accounts.

Provision for Loan Losses

For the three months ended September 30, 2003, the Company's provision for loan losses was $16 thousand, as compared to $56 thousand for the same prior year period. The provision for the third quarter of 2003 resulted in an allowance for loan losses ratio of 1.20% at September 30, 2003, as compared to 1.36% at December 31, 2002. There were no significant changes in loan portfolio composition, asset quality, or credit delinquencies that impacted the allowance for loan losses during the three months ended September 30, 2003, as compared to the same period in 2002.

For the nine months ended September 30, 2003, the Company's provision for loan losses was $39 thousand, as compared to $275 thousand for the same prior year period. The 2003 provision was required based upon credit characteristics of the net loan growth of 16.6% for the first nine months of 2003. The provision for loan losses of $275 thousand for the first nine months of 2002 was in response to net loan growth of 33.5% during such period. There were no significant changes in loan portfolio composition, asset quality, or credit delinquencies that impacted the allowance for loan losses during the nine months ended September 30, 2003, as compared to the same period in 2002.

Other Income

Other income was $180 thousand for the three months ended September 30, 2003, as compared to $158 thousand for the same period in 2002. The $22 thousand increase was consistent with the growth of the deposit base and number of deposit accounts. Other income during this period consisted primarily of $171 thousand in service charges on deposit accounts and $9 thousand in other service charges, commissions and fees.

Other income was $570 thousand for the nine months ended September 30, 2003, as compared to $375 thousand for the same period in 2002. The $195 thousand increase was consistent with the above-mentioned growth of the deposit base and number of deposit accounts. Other income during this period consisted primarily of $481 thousand in service charges on deposit accounts, $50 thousand in gains on the sale of available for sale securities and $39 thousand in other service charges, commissions and fees.

Operating Expenses

Operating expenses were $1.6 million for the three months ended September 30, 2003, as compared to $1.2 million in the same prior year period. The increase was primarily due to the costs associated with the opening and operation of the Bank's fifth and sixth branch offices in October 2002 and March 2003 and the general growth of the Bank. Operating expenses generally include costs associated with employee salaries and benefits, occupancy expenses, data processing fees, professional fees and other operating expenses.

Operating expenses were $4.7 million for the nine months ended September 30, 2003, as compared to $3.5 million in the same prior year period. The increase was primarily due to the above-mentioned costs associated with the opening and operation of the Bank's fifth and sixth branch offices in October 2002 and March 2003 and the general growth of the Bank.

Liquidity and Capital Resources

Liquidity defines the ability of the Bank to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank's asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements. Since inception, the liquidity needs of the Bank were primarily met by cash on hand and loan and investment amortizations. The Bank invests funds not needed for operations (excess liquidity) primarily in daily Federal funds sold. With adequate cash flows resulting from deposits during the first nine months of 2003 and year 2002, the Bank maintained levels of short-term assets sufficient to maintain ample liquidity. During the first nine months of 2003 and the year 2002, the Bank continued to grow its investment securities available for sale portfolio which serves as a secondary source of liquidity. The market value of that portfolio was $78.4 million at September 30, 2003 and $44.8 million at December 31, 2002.

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

Supplemental sources of liquidity include lines of credit with correspondent banks, large certificates of deposit and wholesale as well as retail repurchase agreements. Correspondent banks are typically referred to as a "bank's bank" by offering essential services such as cash letter processing, investment services, loan participation support, wire transfer operations and other traditional banking services. "Brokered deposits," as defined in FDIC Regulation 337.6, means any deposit that is obtained, directly or indirectly, from or through the mediation or assistance of a deposit broker. Brokered deposits may be utilized only if authorized by the Company's Board of Directors. Contingent liquidity sources will include off-balance sheet funds such as advances from the Federal Reserve Bank and Federal funds purchase lines with upstream correspondents, commonly defined as a banking institution that provides correspondent banking services. An additional source of liquidity is made available by curtailing loan activity and instead using the available cash to fund short-term investments such as overnight Federal funds sold or other approved investments maturing in less than one year. In addition, future expansion of the Bank's retail banking network will create additional sources of liquidity from new deposit customer relationships.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier I capital to risk weighted assets, and of Tier I capital to average assets (leverage ratio). We believe that, as of September 30, 2003, the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2003, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. No conditions or events have occurred since that notification that we believe have changed the Bank's category.

The Bank's actual capital ratios at September 30, 2003 and December 31, 2002 are presented in the following table:

                                             Tier I                           Tier I
                                           Capital to                       Capital to                   Total Capital to
                                      Average Assets Ratio                 Risk Weighted                   Risk Weighted
                                        (Leverage Ratio)                    Asset Ratio                     Asset Ratio
                                 September 30,    December 31,     September 30,    December 31,     September 30,    December 31,
                                     2003             2002             2003             2002             2003             2002
                                 --------------------------------------------------------------------------------------------------
Monmouth Community Bank              7.28%            8.12%             11.70%           14.19%           12.69%           15.37%

"Adequately capitalized"
institution (under Federal
regulations)                         4.00%            4.00%              4.00%            4.00%            8.00%            8.00%

"Well capitalized" institution
(under Federal regulations)          5.00%            5.00%              6.00%            6.00%           10.00%           10.00%

Non-Performing Assets

Loans are considered to be non-performing if they are (i) on a non-accrual basis, (ii) are past due ninety (90) days or more and still accruing interest, or (iii) have been renegotiated to provide a reduction or deferral of interest because of a weakening in the financial position of the borrowers. A loan which is past due ninety (90) days or more and still accruing interest remains on accrual status only where it is both adequately secured as to principal and is in the process of collection. The Bank had non-accrual loans totaling $41,000 at September 30, 2003 and $43,000 at December 31, 2002.

Related Party Transactions

On August 1, 2003, the Bank exercised its option to purchase its main office and branch (land and building) located at 627 Second Avenue, Long Branch, New Jersey, pursuant to the terms of its lease with KFC Associates, dated June 26, 1997. The purchase price was $550,000.

Item 3.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer and the Company's Senior Vice President, Chief Financial Officer, Treasurer and Secretary, who concluded that the Company's disclosure controls and procedures are effective. The Company's Internal Auditor also participated in this evaluation. As determined by this evaluation, during the Company's last fiscal quarter, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Monmouth Community Bancorp
                                          --------------------------------------
                                          Registrant


DATE: November 12, 2003                   /s/ James S. Vaccaro
                                          --------------------------------------
                                          James S. Vaccaro
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)


DATE: November 12, 2003                   /s/ Anthony Giordano, III
                                          --------------------------------------
                                          Anthony Giordano, III
                                          Senior Vice President, Chief Financial
                                          Officer, Treasurer and Secretary
                                          (Principal Financial and Accounting
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

      (x)4. Specimen certificate representing the Registrant's common stock, par value $0.01 per share (Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

       10.1 Registrant's Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

    (x)10.2 Indenture of Lease between Monmouth Community Bank (then in organization), as Tenant, and KFC Associates, as Landlord, dated June 26, 1997, for the premises located at 627 Second Avenue, Long Branch, New Jersey (Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

    (x)10.3 Lease Agreement between Monmouth Community Bank, as Tenant, and Anthony S. Amoscato and Geraldine R. Amoscato, as Landlord, dated December 22, 1998, for the premises located at 700 Allaire Road, Spring Lake Heights, New Jersey (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

    (x)10.4 Lease between Monmouth Community Bank, as Tenant, and MCB Associates, L.L.C., as Landlord, dated April 1, 1999, for the premises located at 6 West End Court, Long Branch, New Jersey, as amended by Addenda dated November 1, 1999, February 1, 2000, April 1, 2000, and July 15, 2000
                      (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

    (x)10.5 Shopping Center Lease, Net Building and Land Lease, between Monmouth Community Bank, as Tenant, and Neptune Realty Associates, as Landlord, dated September 29, 2000, for the premises located at the Neptune City Shopping Center, Neptune City, New Jersey (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

    (x)10.6 Lease Agreement (Business and Commercial) between Monmouth Community Bank, as Tenant, and Frank Santangelo, as Landlord, dated June 22, 2001, for the premises located at 700 Branch Avenue, Little Silver, New Jersey (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

     (x)10.7 Services Agreement between Monmouth Community Bank and Bisys, Inc., dated April 27, 1998, with Additional Services Agreements and Addenda (Incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

     (x)10.8 QuestPoint Check Services Agreement between Monmouth Community Bank and QuestPoint Check Services, L.P., dated as of August 1, 1998 (Incorporated by reference to Exhibit
                      10.8 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23,
                      2002).

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

        31.1          Section 302 Certification of Chief Executive Officer.

        31.2          Section 302 Certification of Chief Financial Officer.

        32.1          Certification of Chief Executive Officer Pursuant to 18
                      U.S.C. 1350.

        32.2          Certification of Chief Financial Officer Pursuant to 18
                      U.S.C. 1350.

(x) Filed with Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352) on June 19, 2002.