Form 10KSB
period 2003-12-31
MONMOUTH COMMUNITY BANCORP
filed 2004-03-30
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

    |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2003

    |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission file number 0-27428

                           MONMOUTH COMMUNITY BANCORP
                 (Name of small business issuer in its charter)

                  New Jersey                            22-3757709
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
          incorporation or organization)

      627 Second Avenue, Long Branch, New Jersey           07740
        (Address of principal executive offices)         (Zip Code)

      Issuer's telephone number: (732) 571-1300

      Securities registered under Section 12(b) of the Exchange Act: None

      Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $0.01
                                (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Revenues for the year ended December 31, 2003: $9.9 million

      The aggregate market value of the shares of the Registrant's common stock, par value $0.01 per share, held by non-affiliates of the Registrant, as of March 23, 2004, was $29.5 million. The Registrant has no other class of capital stock outstanding.

      As of March 23, 2004, 1,550,588 shares of the Registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this Annual Report on Form 10-KSB incorporates certain information by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 27, 2004. The Proxy Statement will be filed with the Securities and Exchange Commission by April 29, 2004.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain information included in this Annual Report on Form 10-KSB and other filings of the Registrant under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as information communicated orally or in writing between the dates of such filings, contains or may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the effect of governmental regulation on Monmouth Community Bank, National Association, a nationally chartered commercial bank and wholly-owned subsidiary of the Registrant, the availability of working capital, the cost of personnel and the competitive market in which Monmouth Community Bank operates.

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

                           Monmouth Community Bancorp

                              INDEX TO FORM 10-KSB

PART I                                                                              PAGE
                                                                                    ----
Item 1.    Description of Business.....................................................1

Item 2.    Description of Property....................................................11

Item 3.    Legal Proceedings..........................................................13

Item 4.    Submission of Matters to a Vote of Security Holders........................13

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters
           and Small Business Issuer Purchases of Equity Securities...................14

Item 6.    Management's Discussion and Analysis or Plan of Operation..................15

Item 7.    Financial Statements.......................................................33

Item 8.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure...................................................33

Item 8A.   Controls and Procedures....................................................33

PART III

Item 9.*   Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act..........................34

Item 10.*  Executive Compensation.....................................................34

Item 11.*  Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters................................................34

Item 12.*  Certain Relationships and Related Transactions.............................34

Item 13.   Exhibits and Reports on Form 8-K...........................................34

Item 14.*  Principal Accountant Fees and Services.....................................35

Signatures............................................................................36

* The information required under this Item is contained in the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 27, 2004, and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission by April 29, 2004.

                                     Part I

Item 1. Description of Business

Business Development

      Monmouth Community Bancorp is a single-bank holding company headquartered in Long Branch, New Jersey. The holding company was incorporated in New Jersey on March 7, 2000, and became an active bank holding company on August 31, 2000 through the acquisition of Monmouth Community Bank, National Association. Monmouth Community Bank provides a full range of banking services to individual and business customers located primarily in coastal Monmouth County, New Jersey. Monmouth Community Bank has six (6) full-service branch facilities located in Long Branch, Spring Lake Heights, Little Silver, Neptune, Neptune City and Ocean Grove, New Jersey. Monmouth Community Bank has entered into a land lease agreement and received the required regulatory approvals to open a seventh branch in the Ursula Plaza Shopping Center, 444 Ocean Boulevard, Long Branch, New Jersey. Construction of this branch is scheduled for completion by the end of the summer of 2004. If construction remains on schedule, we anticipate commencing operations at this branch in the autumn of 2004.

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

Business Strategy

      Monmouth Community Bank's strategy is to provide a competitive range of community banking services to its market area, in a professional environment, at fair and reasonable prices, at convenient operating hours, with a commitment to prompt, quality and highly personalized service, which is both efficient and responsive to local needs. Service to customers and a commitment to the community are the basic and distinguishing features Monmouth Community Bank offers. Management believes there is a need for a local bank to provide personalized service that is responsive to local community needs and managed by experienced personnel.

Market Area

      At December 31, 2003, Monmouth Community Bank had six (6) full-service branch facilities located in Long Branch, Spring Lake Heights, Neptune City, Little Silver, Ocean Grove and Neptune, New Jersey. Each branch is within Monmouth County, New Jersey, the sixth largest county in the State of New Jersey. 627 Second Avenue, the address of the Long Branch location, is highly visible and situated in the established West End business district of the City of Long Branch. Similarly, the other five locations provide a great deal of exposure and are well-situated to provide convenient services to businesses, professionals and individuals throughout Monmouth Community Bank's market area.

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

      Commercial activity within Monmouth Community Bank's market area includes small and medium sized businesses, corporate offices, professional offices, major retail centers, resort and recreational businesses along the nearby oceanfront, as well as numerous industrial establishments specializing in light manufacturing, baking products, rubber and plastic products, surgical and medical devices, electronics and telecommunications. In addition, the market area contains a variety of major employers, including Monmouth Medical Center, Jersey Shore University Medical Center, Monmouth University and Fort Monmouth.

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

Loans. Our loan portfolio consists primarily of variable-rate and short-term fixed rate loans, with a significant concentration in commercial purpose transactions. We believe that the familiarity of management and the members of our board of directors appointed to Monmouth Community Bank's loan committee with prospective local borrowers enables Monmouth Community Bank to better evaluate the character, integrity and creditworthiness of prospective borrowers.

Residential Mortgage Loans. In order to effectively penetrate the mortgage market, Monmouth Community Bank offers through one or more third parties a range of residential mortgage products at competitive rates. Management believes that Monmouth Community Bank's policy of closing loans in a time frame that meets the needs of its borrowers is important to Monmouth Community Bank's business.

Commercial Mortgage/Construction Loans. Monmouth Community Bank originates various types of loans secured with real estate, including construction loans. Monmouth Community Bank's loan officers work closely with real estate developers, individual builders and attorneys to offer construction loans and services to the residential real estate market as well as to owner-occupied commercial properties and investment properties. Construction lending constitutes a minor portion of the loan portfolio. In some cases, Monmouth Community Bank originates loans larger than its lending or policy limits and participates these loans with other financial institutions.

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

Other Services. To further attract and retain customer relationships, Monmouth Community Bank provides the standard array of financial services expected of a community bank including:

the issuance of money orders, treasurer checks, certified checks and gift checks, wire transfers, U.S. Savings Bonds sales and redemptions, debit cards, U.S. Treasury Bills, notes and bonds, MAC card memberships, federal payroll tax deposits, safe deposit boxes, traveler's checks, a night depository, bond coupon redemptions, bank-by-mail, direct deposit, business sweep accounts, automated teller machines and telephone and internet banking. Effective January 2004, Monmouth Community Bank also offers a variety of personal and business credit cards. These credit cards are underwritten and managed by a third party unaffiliated banking organization. Monmouth Community Bank also maintains coin counting machines, for the convenience of its customers, in each of its branch offices.

Competition

      The banking business in New Jersey is very competitive. We compete for deposits and loans with existing New Jersey and out-of-state financial institutions which have longer operating histories, larger capital reserves and more established customer bases. Our competition includes large financial service companies and other entities, in addition to traditional banking institutions such as savings and loan associations, savings banks, commercial banks, internet banks and credit unions. Such competition includes community banks, with banking philosophies similar to those of Monmouth Community Bank, which are located within or near the market area served by Monmouth Community Bank.

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

Employees

      As of the date of this report, James S. Vaccaro (Chairman and Chief Executive Officer), Richard O. Lindsey (President) and Anthony Giordano, III (Executive Vice President, Chief Financial Officer, Treasurer and Secretary) are the executive officers of the holding company, Monmouth Community Bancorp. Mr. Vaccaro, Mr. Lindsey and Mr. Giordano, together with Kevin W. Hunt, Nancy Malinconico and David A. O'Connor, are the executive officers of Monmouth Community Bank. None of Mr. Vaccaro, Mr. Lindsey, Mr. Giordano or any other executive officer of Monmouth Community Bank have employment agreements. Including the aforementioned executive officers, Monmouth Community Bank has 80 employees, 67 of whom are full-time.

Holding Company Operations

      The holding company serves as a holding company for Monmouth Community Bank. The holding company has no assets or liabilities other than its investment in Monmouth Community Bank. The holding company does not conduct, nor does management believe that it will conduct, any business. All banking products and services are, and will be, provided by the holding company's subsidiary. In addition, in March 2004, the holding company formed MCBK Capital Trust I, a Delaware statutory business trust and a wholly-owned, unconsolidated subsidiary of the holding company. See Item 6. "Management's Discussion and Analysis or Plan of Operation - Guaranteed Preferred Beneficial Interest in the Holding Company's Subordinated Debt." Further, on March 9, 2004, Monmouth Community Bank formed MCB Investment Company, a New Jersey corporation and wholly-owned subsidiary of Monmouth Community Bank. It is the intention of Monmouth Community Bank that MCB Investment Company will qualify as a New Jersey Investment Company and hold and invest in securities in support of Monmouth Community Bank, which will result in a state tax savings for Monmouth Community Bank.

Government Regulation

      The holding company and its subsidiary, Monmouth Community Bank, operate within a system of banking laws and regulations intended to protect Monmouth Community Bank's customers and depositors. These laws and regulations govern the permissible activities, reserves, loans and investments of the holding company and Monmouth Community Bank. In addition, the holding company is subject to general Federal laws and regulations, and the corporate laws and regulations of the state of its incorporation, New Jersey. The following descriptions summarize the key banking laws and regulations to which the holding company and Monmouth Community Bank are subject. These descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations. Future changes in these laws and regulations, or in the interpretation and application thereof by their administering agencies, cannot be predicted, but could have a material effect on the business and results of the holding company and Monmouth Community Bank.

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

Dividend Restrictions

      The holding company and Monmouth Community Bank are separate legal entities whose finances are in some ways interconnected. The holding company's principal source of funds to pay cash dividends on its common stock is from cash dividends paid to it by Monmouth Community Bank. As a national bank, Monmouth Community Bank must obtain prior approval from the OCC to pay a cash dividend if the total of all cash dividends declared by Monmouth Community Bank in any calendar year would exceed Monmouth Community Bank's net income for that year, combined with its retained net income for the preceding two calendar years, less any required transfers to surplus. The amount of cash dividends payable by a national bank are limited to the extent of its undivided profits. In 2003, Monmouth Community Bank did not declare any cash dividends to the holding company. See also "Government Regulation - Unsafe and Unsound Practices" below, and see Item 5. "Market for Common Equity and Related Stockholder Matters."

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

      Further, payment of cash dividends may constitute an unsafe and unsound practice if the payment would deplete Monmouth Community Bank's capital base to an inadequate level. See "Government Regulation - Unsafe and Unsound Practices."

Transactions with Affiliates

      Banking laws and regulations impose certain restrictions on the ability of bank holding companies to borrow from and engage in other transactions with their subsidiary banks.

Generally, these restrictions require that any extensions of credit must be secured by designated amounts of specified collateral and are limited to (i) 10% of the bank's capital stock and surplus per affiliated borrower, and (ii) 20% of the bank's capital stock and surplus aggregated as to all affiliated borrowers. In addition, certain transactions with affiliates must be on terms and conditions, including credit standards, at least as favorable to the institution as those prevailing for arms-length transactions. As a Federal Reserve member bank, Monmouth Community Bank must comply with regulations which restrict loans made to the holding company and Monmouth Community Bank's directors and executive officers.

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

      Under the capital guidelines, a banking organization's total capital is divided into tiers. "Tier I Capital" consists of common shareholders' equity and qualifying preferred stock, less certain goodwill items and other intangible assets. "Tier II Capital" consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, and preferred stock that does not qualify as Tier I Capital, plus a limited amount of loan and lease loss allowances and a limited amount of unrealized holding gains on equity securities. "Tier III Capital" consists of qualifying unsecured subordinated debt. "Total Capital" is the sum of Tier I, Tier II and Tier III Capital. The sum of Tier II and Tier III Capital may not exceed the amount of Tier I Capital.

      The required minimum ratio of Total Capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. The required minimum ratio of Tier I Capital to risk-weighted assets is 4%. At December 31, 2003, the holding company's ratios of Total Capital and Tier 1 Capital to risk-weighted assets were 12.01% and 11.01%, respectively.

      The Federal Reserve Board also requires bank holding companies to comply with minimum leverage ratio guidelines. The leverage ratio is the ratio of a bank holding company's Tier I Capital to its total consolidated quarterly average assets (as defined by the applicable regulations), net of loan loss reserves, goodwill, and other intangible assets. Bank holding companies normally must maintain a minimum leverage ratio of 4%, unless the bank holding company has the highest supervisory rating or has implemented the Federal Reserve Board's risk-adjusted measure for market risk, in which case its minimum leverage ratio must be 3%. Banking organizations undergoing significant growth or undertaking acquisitions must maintain even higher capital positions. At December 31, 2003, the holding company's leverage ratio was

6.86%. Monmouth Community Bank is subject to similar risk-based and leverage capital guidelines, as adopted by the OCC.

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

      At December 31, 2003, Monmouth Community Bank was "well capitalized" based on the ratios and guidelines noted above. However, Monmouth Community Bank's capital category is determined solely for the purpose of applying the Prompt Corrective Action Regulations and may not constitute an accurate representation of Monmouth Community Bank's overall financial condition or prospects.

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

Community Reinvestment Act

      The Federal Community Reinvestment Act requires banks to respond to the full range of credit and banking needs within their communities, including the needs of low and moderate-income individuals and areas. A bank's failure to address the credit and banking needs of all socio-economic levels within its markets may result in restrictions on growth and expansion opportunities for the bank, including restrictions on new branch openings, relocation, formation of subsidiaries, mergers and acquisitions. In the latest CRA examination report with respect to Monmouth Community Bank, dated November 10, 2003, Monmouth Community Bank received a rating of satisfactory.

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

Overall Impact of New Legislation and Regulations

      Statutory changes and corresponding changes in the regulatory framework have resulted in increasing uniformity in the financial services offered by financial institutions. As a result, some non-bank competitors have become virtually indistinguishable from banks. The commercial banking industry faces increasing thrift competition, non-bank competition, increased merger activity among financial institutions and increased customer awareness of product and service differences among competitors. These factors ensure that Monmouth Community Bank will continue to face strong competition in the future. The holding company believes, however, that a bank which concentrates on banking services specifically designed to serve the local community, which offers personal service and which is responsive to customer and other local banking needs can operate successfully in Monmouth Community Bank's market area despite the presence of such competition. See "Business Strategy." The holding company also believes that its marketing strategy for Monmouth Community Bank, if properly implemented and combined with competitive prices and products, will allow it to attract the types and numbers of customers necessary for it to operate profitably. However, it cannot be predicted whether or to what extent the business and condition of the holding company and Monmouth Community Bank will be affected by new legislation or regulations, and legislation or regulations as yet to be proposed or enacted.

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

Item 2. Description of Property

Bank Buildings

      The main office and the original branch of Monmouth Community Bank is located in the City of Long Branch, New Jersey at 627 Second Avenue. On August 1, 2003, Monmouth Community Bank exercised its option to purchase its main office and branch (land and building) located at 627 Second Avenue, Long Branch, New Jersey, pursuant to the terms of its lease with KFC Associates, dated June 26, 1997. The purchase price paid for the land and building was $550,000.

      On July 8, 1999, a second branch of Monmouth Community Bank was opened at 700 Allaire Road, Spring Lake Heights, New Jersey. Monmouth Community Bank's Spring Lake Height's building is leased on terms and conditions set forth in a lease dated December 22, 1998 (the "Spring Lake Heights Lease"). The Spring Lake Heights Lease has an initial term of five

(5) years which commenced on May 1, 1999, with Monmouth Community Bank having the option to renew the lease for two (2) successive five (5) year terms, provided Monmouth Community Bank is not in default on the lease at the end of any such term. The rent for the first and second years of the lease was $5,600 per month. Thereafter, the monthly payment for each additional year, including the individual years of each renewal term, shall be equal to the greater of (a) 104% of the monthly payment for the preceding year, or (b) $5,600 plus the percentage increase in the Consumer Price Index between May 1 and April 30 of the prior lease year. The current monthly rent is $6,335.

      On July 10, 2001, a third branch of Monmouth Community Bank was opened at Route 35 and 3rd Avenue, Neptune City, New Jersey. Monmouth Community Bank's Neptune City office is leased on terms and conditions set forth in a lease dated September 29, 2000 (the "Neptune City Lease"). The Neptune City Lease had an initial term of three (3) years which commenced on October 1, 2000. Monmouth Community Bank renewed the Neptune City Lease for an additional five (5) years commencing January 1, 2004. Monmouth Community Bank has the option to renew the Neptune City Lease for an additional five (5) year term provided that: (a) the lease is in full force and effect; and (b) Monmouth Community Bank is current with all of its rental obligations and is not and has not been in default of any of the provisions or conditions of the Neptune City Lease. The current monthly rent is $2,500 which will increase for each additional year of the Neptune City Lease up to $3,262 per month in the thirteenth and final year of the Neptune City Lease, assuming that Monmouth Community Bank elects to exercise its five
(5) year option after the current term expires.

      On December 17, 2001, a fourth branch of Monmouth Community Bank was opened at 700 Branch Avenue, Little Silver, New Jersey. Monmouth Community Bank's Little Silver office is leased on terms and conditions set forth in a lease dated June 22, 2001 (the "Little Silver Lease"). The Little Silver Lease has an initial term of five (5) years which commenced on September 1, 2001, with Monmouth Community Bank having the option to renew the Little Silver Lease for three (3) consecutive five (5) year terms, provided that Monmouth Community Bank is not in default of the Little Silver Lease at the end of any such term. The rent for the first and second years of the Little Silver Lease was $6,000 per month, with increases for all years thereafter driven by the percentage increase in the Consumer Price Index between September 1 and August 31 of the prior lease year. The current monthly rent is $6,130.

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

      In addition, to alleviate the need for an additional conference room at Monmouth Community Bank's Long Branch location, on April 1, 1999, Monmouth Community Bank entered into a five (5) year lease to rent a 420 square foot conference room located at 6 West End Court, Long Branch, New Jersey. Monmouth Community Bank pays rent in the amount of $10 per square foot annually, or $350 per month. Subsequently, the need for office and storage space resulted in the leasing at 6 West End Court of an office suite of 549 square feet, storage space of 88 square feet and two offices of 210 square feet and 285 square feet, respectively. The additional space at 6 West End Court is subject to the identical terms and conditions as the original space and has been documented by addendum to the original lease. The landlord of the space leased at 6 West End Court is MCB Associates, L.L.C. The following directors of the holding company have an interest in MCB Associates, L.L.C.: James G. Aaron, Mark R. Aikins, Nicholas A. Alexander, John A. Brockreide, Richard O. Lindsey, John F. McCann, Harold M. Miller, Jr., Carmen M. Penta, Mark G. Solow and James S. Vaccaro. The negotiations with respect to the leased conference room and office and storage space at 6 West End Court were conducted at arms-length and the lease amount being paid by Monmouth Community Bank was determined by an independent appraiser to be at fair market value. This lease terminates on March 31, 2004, and Monmouth Community Bank fully anticipates entering into a new lease with MCB Associates, L.L.C. with terms and conditions to be negotiated. The lease amount to be paid will be at fair market value as determined by an independent appraiser.

Item 3. Legal Proceedings

      There are no material legal, governmental, administrative or other proceedings pending against the holding company or Monmouth Community Bank, or to which the holding company or Monmouth Community Bank is a party, and to the knowledge of management no such material proceedings are threatened or contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

      The common stock of the holding company currently trades on the NASDAQ SmallCap Market under the ticker symbol "MCBK."

     The following table sets forth, for the periods indicated, the high and low last sale information for the holding company's common stock, as reported on the NASDAQ SmallCap Market for the period commencing May 12, 2003 through December 31, 2003 and the NASDAQ OTC Bulletin Board for the period commencing January 1, 2002 through May 11, 2003. Please note that the information set forth below reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and has been adjusted to reflect the 5% stock distributions effected on December 31, 2003 and 2002, respectively.

      Year Ended December 31, 2003                             High        Low
                                                             ------      ------
      First Quarter .............................            $15.00      $14.10
      Second Quarter ............................             19.48       14.38
      Third Quarter .............................             20.38       18.10
      Fourth Quarter ............................             26.25       17.38

      Year Ended December 31, 2002                             High         Low
                                                             ------      ------
      First Quarter .............................            $15.71      $13.33
      Second Quarter ............................             16.10       12.57
      Third Quarter .............................             13.83       11.20
      Fourth Quarter ............................             14.96       12.79

      As of March 23, 2004, the following were market makers for the holding company's common stock: Ryan, Beck & Co., LLC; Hill Thompson; Magid, L.P.; Sandler, O' Neill & Partners, L.P.; Knight Securities, L.P.; Schwab Capital Markets, L.P.; and The Brut ECN, LLC.

      As of March 23, 2004, the approximate number of registered holders of the holding company's common stock was 407.

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

      The holding company did not repurchase any shares of its common stock during the period covered by this report.

Item 6. Management's Discussion and Analysis or Plan of Operation

      The following discussion and analysis is intended to provide information about the holding company's financial condition and results of operations for the years ended December 31, 2003 and 2002. The following information should be read in conjunction with the holding company's audited financial statements for the years ended December 31, 2003 and 2002, including the related notes thereto, which begin on pages F-1 of this report.

Critical Accounting Policies

      Note (1) to our consolidated financial statements for the years ended December 31, 2003 and 2002, contained elsewhere in this report, includes a summary of our significant accounting policies. We believe our policy, with respect to the methodology for our determination of the allowance for loan losses, involves a high degree of complexity and requires management to make difficult and subjective judgments which often requires assumptions or estimates about uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. This critical policy and its application is periodically reviewed by the holding company's audit committee and board of directors.

Overview

      Net profit from operations for the year ended December 31, 2003 was $482 thousand, or $.31 per basic share and $.30 per diluted share, compared to a net profit of $784 thousand, or $.65 per basic share and $.64 per diluted share, for the year ended December 31, 2002. Per share earnings have been adjusted in both periods to reflect the 5% stock distributions to the shareholders of Monmouth Community Bancorp paid on December 31, 2003 and 2002, respectively. Income tax expense for 2003 was $322 thousand as compared to $70 thousand in 2002. Pre-tax income for 2003 totaled $804 thousand as compared to $854 thousand of pre-tax income generated in 2002.

      Total assets at December 31, 2003 were $222.6 million, an increase of 24% over the year-end 2002 figure of $179.5 million. Total deposits of $207.2 million at December 31, 2003 exceeded the December 31, 2002 total of $164.0 million by $43.2 million. There were no loan charge-offs during 2003. At December 31, 2003, there was one loan in non-accrual status totaling $40 thousand.

      Total assets of $222.6 million at December 31, 2003 were comprised primarily of $4.7 million in Federal funds sold, $83.3 million in investment securities plus an additional $5.0 million in securities due to other banks, $115.8 million in net loans and $9.7 million in cash and due from banks, compared to total assets of $179.5 million at December 31, 2002, which primarily consisted of $7.5 million in Federal funds sold, $70.3 million in investment securities, $89.6 million in net loans and loans available for sale and $8.9 million in cash and due from banks. Total assets at December 31, 2003 were funded primarily through deposits of $207.2 million, a 26% increase over deposits of $164.0 million at December 31, 2002.

      During the year ended December 31, 2003, we experienced one non-accrual loan totaling $40 thousand and no charge-offs as compared to one non-accrual loan totaling $43 thousand and a $1 thousand charge-off, which was subsequently recovered, for the year ended December 31, 2002.

                                                         Year ended December 31,
                                                         -----------------------

      Performance Ratios:                                   2003          2002
                                                            ----          ----

             Return on average assets                       0.24%         0.51%
             Return on average shareholders' equity         3.23%         7.64%
             Shareholders' equity to total assets           6.69%         8.32%

Results of Operations

General

      The holding company's principal source of revenue is derived from Monmouth Community Bank's net interest income, which is the difference between interest income on earning assets and interest expense on deposits and borrowed funds. Interest-earning assets consist principally of loans, securities and federal funds sold, while the sources used to fund such assets consist primarily of deposits. The holding company's net income is also affected by Monmouth Community Bank's provision for loan losses, other income and other expenses. Other income consists primarily of service charges and fees. Other expenses consist primarily of salaries and employee benefits, occupancy costs and other operating related expenses.

For the years ended December 31, 2003 and 2002

Net Interest Income

      Net interest income of Monmouth Community Bank was $6.5 million for the year ended December 31, 2003, as compared to $5.5 million for the year ended December 31, 2002. Net interest income for the year ended December 31, 2003 was comprised primarily of $140 thousand in interest on Federal funds sold and due from banks, $6.4 million in interest on loans and $2.5 million in interest on securities, less interest expense on deposits of $2.6 million, whereas net interest income for the year ended December 31, 2002 was comprised primarily of $254 thousand in interest on Federal funds sold and due from banks, $5.6 million in interest on loans and $2.5 million in interest on securities, less interest expense on deposits of $2.8 million.

      Interest-earning assets averaged $191.5 million for the year ended December 31, 2003, a 33% increase over interest-earning assets of $144.3 million for the year ended December 31, 2002. Interest-earning assets for such periods were funded primarily by deposit inflows. Deposits for the year ended December 31, 2003 averaged $185.8 million, of which $160.3 million, or 86%, were interest-bearing. This number represents a 31% increase over average total deposits of $141.8 million for the year ended December 31, 2002, of which $120.1 million, or 85%, were interest-bearing.

      Net interest margin, which represents net-interest income as a percentage of average interest-earning assets, was 3.39% for the year ended December 31, 2003, as compared to 3.80% for the year ended December 31, 2002. The net interest margin compression experienced in 2003 and 2002 was primarily attributable to the general interest rate-declines that occurred during such years. During 2003 and 2002, interest rates, as measured by the prime rate of interest, decreased from 4.75% at the beginning of 2002 to 4.00% by December 31, 2003. As Monmouth Community Bank generates the majority of its interest income on loans and investments, the prevailing interest rate environment resulted in significantly lower rates available on interest earning assets. The following table presents a summary of the principal components of interest income and interest expense for the years ended December 31, 2003, 2002 and 2001:

 (dollars in thousands)          Year ended December 31, 2003        Year ended December 31, 2002     Year ended December 31, 2001
                                 ----------------------------        ----------------------------     ----------------------------

                                 Average              Average     Average                 Average    Average               Average
                                 Balance  Interest   Yield/Cost   Balance    Interest    Yield/Cost  Balance    Interest  Yield/Cost
                                 -------  --------   ----------   -------    --------    ----------  -------    --------  ----------
Interest earning assets:
Federal funds sold              $  11,976   $  105      0.88%    $  15,484     $  222        1.43%   $ 12,107    $  455      3.77%
Loans receivable, gross            97,016    6,438      6.64%       77,347      5,568        7.20%     52,917     4,310      8.15%
Deposits with banks                   593       35      5.84%          535         32        5.92%        396        23      5.86%
Securities                         81,909    2,533      3.09%       50,914      2,453        4.82%     27,674     1,755      6.34%
                                ---------   ------      ----     ---------     ------        ----    --------    ------      ----
    Total interest earning
      assets                      191,494    9,111      4.76%      144,280      8,275        5.74%     93,094     6,543      7.03%
Cash and due from banks             7,837                            6,435                              4,113
Allowance for loan losses          (1,256)                          (1,036)                              (713)
Other assets                        3,144                            2,824                              2,206
                                ---------                        ---------                           --------
Total Assets                    $ 201,219                        $ 152,503                           $ 98,700
                                =========                        =========                           ========

Interest bearing liabilities:
Interest bearing demand         $  47,581   $  553      1.16%    $  42,274     $  796        1.88%   $ 27,295    $  778      2.85%
Money market                       42,921      661      1.54%       27,322        707        2.59%      9,368       339      3.62%
Savings                            18,232      116      0.64%       15,247        209        1.37%     10,605       274      2.58%
Time                               51,542    1,282      2.49%       35,279      1,077        3.05%     26,487     1,312      4.96%
                                ---------   ------      ----     ---------     ------        ----    --------    ------      ----
    Total interest bearing
      liabilities                 160,276    2,612      1.63%      120,122      2,789        2.32%     73,755     2,703      3.67%
Non-interest bearing demand        25,554                           21,727                             15,893
Other liabilities                     488                              386                                361
Shareholders' equity               14,901                           10,268                              8,691
                                ---------                        ---------                           --------
Total liabilities and
shareholders' equity            $ 201,219                        $ 152,503                           $ 98,700
                                =========                        =========                           ========

Net interest income                         $6,499                             $5,486                            $3,840
                                            ======                             ======                            ======

Net interest rate spread(1)                             3.13%                                3.42%                           3.36%

Net interest margin(2)                                  3.39%                                3.80%                           4.12%

----------
(1) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

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

                                                      Year ended December 31, 2003             Year ended December 2002
                                                              Compared to                             Compared to
                                                     Year ended December 31, 2002             Year ended December 31, 2001
                                                 ------------------------------------      ----------------------------------

                                                  Increase (Decrease)                     Increase (Decrease)
                                                   Due to Change in:                        Due to Change in:
                                                  -------------------        Total        -------------------         Total
                                                                            Increase                                 Increase
                                                  Volume        Rate       (Decrease)      Volume        Rate       (Decrease)
                                                 -------       -------     ----------      ------      -------      ---------
(in thousands)
Interest Income:
  Loans                                          $ 1,378       $  (508)      $   870       $1,807      $  (549)      $ 1,258
  Securities                                       1,157        (1,077)           80        1,199         (501)          698
  Other interest-bearing deposits                      3            --             3            9           --             9
  Federal funds sold                                 (43)          (74)         (117)         102         (335)         (233)
                                                 -----------------------------------       ---------------------------------
   Total interest-earning assets                   2,495        (1,659)          836        3,117       (1,385)        1,732

Interest Expense:
  Interest-bearing checking                           91          (334)         (243)         337         (319)           18
  Savings deposits                                    35          (128)          (93)          93         (158)          (65)
  Money market deposits                              308          (354)          (46)         489         (121)          368
  Time deposits                                      431          (226)          205          358         (593)         (235)
                                                 -----------------------------------       ---------------------------------
   Total interest-bearing liabilities                865        (1,042)         (177)       1,277       (1,191)           86
                                                 -----------------------------------       ---------------------------------
Net interest income                              $ 1,630       $  (617)      $ 1,013       $1,840      $  (194)      $ 1,646
                                                 ===================================       =================================

Provision for Loan Losses

      For the year ended December 31, 2003, Monmouth Community Bank's provision for loan losses was $150 thousand, as compared to $373 thousand for the prior year.

      See "Financial Condition - Allowance for Loan Losses and Related Provision" for a further discussion on provision for loan losses.

Non-Interest Income

      Non-interest income was $780 thousand for the year ended December 31, 2003, as compared to $661 thousand for the year ended December 31, 2002, an increase of $119 thousand, or 18%. The increase was due primarily to service charges on bank accounts which were $656 thousand for the year ended December 31, 2003, as compared to $438 thousand for the prior year, an increase of $218 thousand, or 50%. In addition, Monmouth Community Bank generated $35 thousand in fees from GMAC which, as part of a strategic partnership that commenced at the beginning of 2003, provides residential mortgage products and services to customers of Monmouth Community Bank. However, as a direct result of Monmouth Community Bank switching from a residential mortgage provider to one that is a true referral source in 2003, gains from the sale of loans held for sale declined to $13 thousand in 2003 from $64 thousand in 2002. Gains on the sale of available for sale securities were $76 thousand in 2003 as compared to $159 thousand in 2002.

Non-Interest Expense

      Non-interest expense includes, among other costs and expenses, salaries, costs of employee benefits, professional and application fees and occupancy expense. Non-interest expense for the year ended December 31, 2003 was $6.3 million, as compared to non-interest expense of $4.9 million for the year ended December 31, 2002. This increase was due to expenses incurred to support the general growth of Monmouth Community Bank. During 2003, Monmouth Community Bank opened one new branch. The Route 33 Neptune branch was opened in February of 2003.

For the years ended December 31, 2002 and 2001

Net Interest Income

      Net interest income of Monmouth Community Bank was $5.5 million for the year ended December 31, 2002, as compared to $3.8 million for the year ended December 31, 2001. Net interest income for the year ended December 31, 2002 was comprised primarily of $254 thousand in interest on Federal funds sold and due from banks, $5.6 million in interest on loans and $2.5 million in interest on securities, less interest expense on deposits of $2.8 million, whereas net interest income for the year ended December 31, 2001 was comprised primarily of $478 thousand in interest on Federal funds sold and due from banks, $4.3 million in interest on loans and $1.8 million in interest on securities, less interest expense on deposits of $2.7 million.

      Interest-earning assets averaged $144.3 million for the year ended December 31, 2002, a 55% increase over interest-earning assets of $93.1 million for the year ended December 31, 2001. Interest-earning assets for such periods were funded primarily by deposit inflows. Deposits for the year ended December 31, 2002 averaged $141.8 million, of which $120.1 million, or 85%, were interest-bearing. This number represents a 58% increase over average total deposits of $89.6 million for the year ended December 31, 2001, of which $73.8 million, or 82%, were interest-bearing.

      Net interest margin, which represents net-interest income as a percentage of average interest-earning assets, was 3.80% for the year ended December 31, 2002, as compared to 4.12% for the year ended December 31, 2001. The net interest margin compression experienced in 2002 and 2001 was primarily attributable to the general interest rate-declines that occurred during such years. During 2002, interest rates, as measured by the prime rate of interest, decreased from 4.75% at the beginning of the year to 4.25% by December 31, 2002. As Monmouth Community Bank generates the majority of its interest income on loans and investments, the prevailing interest rate environment resulted in significantly lower rates available on interest earning assets.

Provision for Loan Losses

      For the year ended December 31, 2002, Monmouth Community Bank's provision for loan losses was $373 thousand, as compared to $211 thousand for the prior year.

      See "Financial Condition - Allowance for Loan Losses and Related Provision" for a further discussion on provision for loan losses.

Non-Interest Income

      Non-interest income was $661 thousand for the year ended December 31, 2002, as compared to $440 thousand for the year ended December 31, 2001, an increase of $221 thousand, or 50%. The increase was due primarily to gains on the sale of available for sale securities which totaled $159 thousand for 2002 and $0 for 2001, net gains on the sale of residential mortgage loans, servicing released, which was $64 thousand for the year ended December 31, 2002, as compared to $57 thousand for the prior year. Service charges on bank accounts were $438 thousand for the year ended December 31, 2002, as compared to $354 thousand for the prior year.

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

Financial Condition

Securities Portfolio

      At December 31, 2003, Monmouth Community Bank's securities portfolio consisted of obligations of United States Government sponsored agencies and mortgaged-backed securities of United States Government sponsored agencies. Securities held to maturity of $15.1 million at December 31, 2003, represented a decrease of $10.4 million over the year ended December 31, 2002 total of $25.5 million. Securities available-for-sale had a market value of $68.2 million at December 31, 2003, representing an increase of $23.4 million over the December 31, 2002 total of $44.8 million. This increase was the result of the general balance sheet growth that occurred during 2003 and that virtually all investment purchases made during 2003 occurred in the available for sale portfolio.

The following table summarizes the maturity and weighted average yields in each of Monmouth Community Bank's securities portfolios at December 31, 2003:

                                                                Over             Over
Maturities and weighted average yields:         Within         1 to 5           5 to 10         Over 10
(dollars in thousands)                          1 Year          Years            Years            Years            Total
                                                ------          -----            -----            -----            -----
Securities held to maturity

Mortgage-backed securities:
   Amortized cost                            $       --      $       82       $    6,863       $    3,624       $   10,569
   Weighted average yield                            --            7.57%            4.04%            4.18%            4.12%
Obligations of U.S. Government agencies
   Amortized cost                                    --           4,510               --               --            4,510
   Weighted average yield                            --            3.62%              --               --             3.62%
                                             -----------------------------------------------------------------------------
Total securities held to maturity
   Amortized cost                            $       --      $    4,592       $    6,863       $    3,624       $   15,079
   Weighted average yield                            --            3.69%            4.04%            4.18%            3.97%
                                             =============================================================================

Securities available for sale:

Mortgage-backed securities
   Amortized cost                            $       --      $    9,248       $   34,170       $       --       $   43,418
   Weighted average yield                            --            2.59%            3.28%              --             3.14%
Obligations of U.S. Government agencies
   Amortized cost                                    --          21,826            2,952               --           24,778
   Weighted average yield                            --            3.03%            3.50%              --             3.08%
                                             -----------------------------------------------------------------------------
Total securities available for sale
   Amortized cost                            $       --      $   31,074       $   37,122       $       --       $   68,196
   Weighted average yield                            --            2.90%            3.30%              --             3.12%
                                             =============================================================================

      Securities held to maturity of $25.5 million at December 31, 2002, represented a decrease of $1.8 million over the year ended December 31, 2001 total of $27.3 million. Securities available for sale had a market value of $44.8 million at December 31, 2002, representing an increase of $32.1 million over the December 31, 2001 total of $12.7 million. This increase was the result of the general balance sheet growth that occurred during 2002 and that virtually all investment purchases made during 2002 occurred in the available for sale portfolio.

Investment Policy

      The board of directors has adopted an investment policy to govern the investment function of Monmouth Community Bank, which includes the purchase of securities for the held-to-maturity and available-for-sale portfolios and the sale of securities from the available-for-sale portfolio.

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

      The purpose of bonds in the held-to-maturity portfolio is to provide earnings consistent with the safety factors of quality, maturity and risk diversification. This purpose is reflected in the accounting principle that carrying a debt security at amortized cost is appropriate only if the investment committee of Monmouth Community Bank has the intent and ability to hold that security to maturity. Management should be indifferent to price fluctuations unrelated to the continuing ability of a security to contribute to recurring income. For purposes of our investment policy, a security shall be deemed to have matured if it is sold (i) within 3 months of maturity or a call date if exercise of the call is probable, or (ii) after collection of at least 85% of the principal outstanding at acquisition.

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

      Monmouth Community Bank conducts both commercial and retail lending activities. The loan approval process at Monmouth Community Bank is driven by the aggregate indebtedness of the borrower and related entities. Executive officers with lending authority and loan officers have various individual and collective loan approval authority up to $250,000. All credit accommodations exceeding $250,000 are referred to Monmouth Community Bank's loan committee for review and approval. The loan committee is comprised of internal officers and outside directors. A loan officer with a loan application for more than $250,000 (or from a borrowing relationship with aggregate debt in excess of $250,000) presents a complete analysis of the proposed credit accommodation to the members of the loan committee for their consideration. The analysis includes, among other things, the following:

      o     a description of the borrower;

      o     the loan purpose and use of proceeds;

      o     the requested loan amount;

      o     the recommended term;

      o     the recommended interest rate;

      o     primary, secondary and tertiary sources of repayment;

      o     proposed risk rating;

      o     full collateral description;

      o     fees (if any);

      o full borrower financial analysis, including comparative balance sheets, income statements and statements of cash flows; and

      o inherent strengths and weaknesses of the requested credit accommodation.

      A similar analysis is prepared for those loan requests aggregating in excess of $100,000 but less than the $250,000 threshold. The senior loan officer and President or Chief Executive Officer review this analysis for approval consideration.

      Monmouth Community Bank utilizes a comprehensive approach to loan underwriting. The primary quantitative determinants in the underwriting process include overall creditworthiness of the borrower, cash flow from operations in relation to debt service requirements and the ability to secure the credit accommodation with collateral of adequate value.

      For commercial loans, the collateral is somewhat dependent on the loan type. Commercial lines of credit, term loans and time notes are typically secured by a general lien on business assets and qualified (typically less than 90 days) accounts receivable (based upon an acceptable advance rate). Commercial mortgage loans are secured by the underlying property with an acceptable equity margin. Personal guarantees from the principals of a business are generally required. In general, Monmouth Community Bank requires that income available to service debt repayment requirements be equal to at least 125% of those requirements.

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

      Retail or consumer loan credit accommodations include home equity loans, home equity lines of credit, direct automobile loans and secured and unsecured personal loans. Underwriting criteria for home equity products include an acceptable independent credit score for the borrower(s), a loan to value not to exceed 75% and a debt service to income ratio not to exceed 45%. Such criteria provides Monmouth Community Bank with underwriting comfort without placing the institution in a position of competitive disadvantage.

      There are a number of risks associated with the granting of consumer loans. While income and equity or collateral values are primary determinants of the loan approval process for consumer loans, Monmouth Community Bank also gives much consideration to employment and debt payment history of the borrower(s). As with the commercial underwriting process, consumer loans require both an income cushion and a collateral cushion. Such criteria provide for a margin should a borrower's income diminish or the collateral securing the loan depreciate in value.

      The granting of a loan, by definition, contains inherent risks. Monmouth Community Bank attempts to mitigate risks through sound credit underwriting. Each loan that Monmouth Community Bank approves undergoes credit scrutiny that results in a quantification of risk and then the assignment of a risk rating. Individual risk ratings carry with them a required reserve that is used to fund Monmouth Community Bank's allowance for loan losses. The inherent risk associated with each loan is a function of loan type, collateral, cash flow, credit rating, general economic conditions and interest rates.

      Monmouth Community Bank is limited by regulation as to the total amount which may be committed and loaned to a borrower and its related entities. Monmouth Community Bank's legal lending limit is equal to 15% of its capital funds, including capital stock, surplus, retained earnings and the allowance for loan losses. Monmouth Community Bank may lend an additional 10% of its capital funds to a borrower and its related entities if the additional loan or extension of credit is fully secured by readily marketable collateral having a market value at least equal to the amount borrowed. The additional limitation is separate from, and in addition to, the general limitation of 15%.

      The following table summarizes net loans outstanding by loan category and amount at December 31, 2003, 2002, 2001, 2000 and 1999.

(in thousands)                          2003          2002           2001         2000          1999
                                        ----          ----           ----         ----          ----
------------------------------------------------------------------------------------------------------
Commercial and industrial loans       $ 20,380      $ 17,060      $ 17,396      $ 11,913      $  8,672
Real estate loans - commercial          77,799        57,079        32,776        25,355        14,936
Home equity and second mortgages        17,734        14,816        11,182         9,279         4,668
Consumer loans                           1,270         1,601         1,113         1,047           607
------------------------------------------------------------------------------------------------------
                                       117,183        90,556        62,467        47,594        28,883
Less allowance for loan losses           1,378         1,228           855           650           359
------------------------------------------------------------------------------------------------------
Net loans                              115,805        89,328      $ 61,612      $ 46,944      $ 28,524
======================================================================================================
Loans held for sale                   $      0      $    302      $    269      $      0      $      0

      For the year ended December 31, 2003, net loans increased by $26.5 million to $115.8 million, which represents a 30% increase from the $89.3 million at December 31, 2002.

      For the year ended December 31, 2003, commercial and industrial loans and commercial real estate loans increased by $24.1 million to $98.2 million, which represents a 33% increase from the $74.1 million at December 31, 2002.

      During 2003, home equity and second mortgages increased by $2.9 million to $17.7 million at December 31, 2003, which represents a 20% increase from the $14.8 million at December 31, 2002.

      The following table summarizes the maturities of loans by category and whether such loans are at a fixed or floating rate at December 31, 2003.

                                                                                         December 31, 2003
                                                        ----------------------------------------------------------------------------

Maturity and repricing data for loans:                   Within     Over 1 to 3   Over 3 to 5   Over 5 to 10    Over 10
(in thousands)                                           1 Year        Years         Years          Years         Years      Total
                                                        ----------------------------------------------------------------------------
Loans secured by 1-4 family residential properties
    Fixed rate                                          $    667     $    667       $  2,129      $    795      $    397    $  4,655
    Adjustable rate                                       20,954           --             --            --            --      20,954

All other loans secured by real estate
    Fixed rate                                             3,804        8,523         29,959        14,133            --      56,419
    Adjustable rate                                       13,505           --             --            --            --      13,505

All other loans
    Fixed rate                                             2,686        4,764          3,055         1,726            26      12,257
    Adjustable rate                                        9,393           --             --            --            --       9,393
                                                        ----------------------------------------------------------------------------
Total                                                   $ 51,009     $ 13,954       $ 35,143      $ 16,654      $    423    $117,183
                                                        ============================================================================

Non-Performing Loans

      A loan is considered to be non-performing if it (i) is on a non-accrual basis, (ii) is past due ninety (90) days or more and still accruing interest, or
(iii) has been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial position of the borrower. A loan which is past due ninety (90) days or more and still accruing interest remains on accrual status only where it is both adequately secured as to principal and is in the process of collection. Monmouth Community Bank had one non-performing loan at December 31, 2003 totaling $40 thousand and one at December 31, 2002 totaling $43 thousand.

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

      As of December 31, 2003 and 2002, there were no loans identified as having structural weaknesses on the "watch list." The total balance of loans on the "watch list" at December 31, 2003 and 2002 was $1.9 million and $2.9 million, respectively.

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

      As part of our evaluation of the adequacy of our allowance for loan losses, each quarter we prepare an analysis. This analysis categorizes the entire loan portfolio by certain risk characteristics such as loan type (commercial, commercial real estate, one- to four-family, consumer, etc.) and loan risk rating.

      Loan risk ratings for every loan are determined by individual credit officers who consider various factors including the borrower's current financial condition and payment status, historical loan performance, underlying collateral, as well as internal loan review and regulatory ratings. Any loans with known potential losses are categorized and reserved for separately.

      The loss factors applied to each loan risk rating are inherently subjective in nature, and, in Monmouth Community Bank's circumstances, even more so due to the relatively unseasoned nature of the loan portfolio and the lack of any meaningful charge-off experience. Loss factors are assigned to loan risk rating categories on the basis of our assessment of the potential risk inherent in each loan type. Key factors we consider in determining loss factors for each loan type include the current real estate market conditions, changes in the trend of delinquencies and non-performing loans, the current state of the local and national economy, loan portfolio growth and changes in composition and concentrations within the portfolio. The loss factors are evaluated by management on a quarterly basis and any adjustments are approved by the board of directors of the holding company. There have been no significant changes in loss factors in 2003 as compared to 2002.

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

      Our primary lending emphasis is the origination of commercial real estate loans, commercial and industrial loans, and to a lesser extent, home equity and second mortgages. As a result of our strategic plans and lending emphasis, we have a loan concentration in commercial loans at December 31, 2003 and 2002, the majority of which are secured by real property located in New Jersey.

      Based on the composition of our loan portfolio and the growth in our loan portfolio over the past five years, we believe the primary risks inherent in our portfolio are possible increases in interest rates, a possible decline in the economy, generally, and a possible decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies and loan losses.

      The provision for loan losses was $150 thousand for 2003, as compared to $373 thousand for 2002. The 2003 provision was required based upon credit characteristics of the net loan growth of 30% for the year ended December 31, 2003. The provision for loan losses of $373 thousand for the year ended December 31, 2002 was in response to net loan growth of 45% during such period. There were no significant changes in loan portfolio composition, asset quality, or credit delinquencies that impacted the allowance for loan losses during the year ended December 31, 2003, as compared to the same period in 2002.

      Loan portfolio composition remained consistent in 2003 as compared to 2002 with commercial loans comprising 84% of total loans outstanding at December 31, 2003 as compared to 82% at December 31, 2002. In addition, Monmouth Community Bank had one non-accrual or impaired loan at December 31, 2003 totaling $40 thousand as compared to one totaling $43 thousand at December 31, 2002. Gross loans outstanding totaled $117.2 million at December 31, 2003, as compared to $90.9 million at December 31, 2002, an increase of $26.3 million, or 29%. The allowance for loan losses increased to $1.38 million, or 1.18%, at December 31, 2003, as compared to $1.23 million, or 1.36%, at December 31, 2002.

      The following table summarizes Monmouth Community Bank's allowance for loan losses for the years ended December 31, 2003,2002, 2001, 2000 and 1999.

(in thousands)                                               2003          2002           2001          2000          1999
                                                           -------       -------        -------        -------       -------

----------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                 $ 1,228       $   855        $   650        $   359       $    85
Provision charged to expense                                   150           373            211            291           334
Charge-offs                                                      0            (1)            (6)             0           (60)
Recoveries                                                       0             1              0              0             0
----------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                       $ 1,378       $ 1,228        $   855        $   650       $   359
============================================================================================================================
Ratio of allowance for loan losses to total loans             1.18%         1.36%          1.37%          1.37%         1.24%
Ratio of net charge-offs to average loans outstanding         0.00%         0.00%          0.00%          0.00%         0.16%

      The following table sets forth Monmouth Community Bank's percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated (dollars in thousands):

                             December 31, 2003                      December 31, 2002                    December 31, 2001
                     ---------------------------------     ---------------------------------     ---------------------------------
                                Percent of     Percent                Percent of     Percent                Percent of     Percent
                                allowance     of loans                allowance     of loans                allowance     of loans
                                 to total     to total                 to total     to total                 to total     to total
                     Amount     allowance      loans       Amount     allowance      loans       Amount     allowance      loans
                     ---------------------------------     ---------------------------------     ---------------------------------
Commercial
  loans              $ 1,151       83.5%       83.8%      $ 1,007       82.0%         81.9%        $709        82.9%         80.3%

Consumer
  loans                  227       16.5%       16.2%          221       18.0%         18.1%         146        17.1%         19.7%
                     -------      -----        -----      -------      -----         -----         ----       -----         -----

Total                $ 1,378      100.0%       100.0%     $ 1,228      100.0%        100.0%        $855       100.0%        100.0%
                     =======      =====        =====      =======      =====         =====         ====       =====         =====


                            December 31, 2000                      December 31, 1999
                     ---------------------------------     ---------------------------------
                                Percent of     Percent                Percent of     Percent
                                allowance     of loans                allowance     of loans
                                 to total     to total                 to total     to total
                     Amount     allowance      loans       Amount     allowance       loans
                     ---------------------------------     ---------------------------------
Commercial
  loans               $523         80.5%        78.3%       $301         83.8%        81.7%

Consumer
  loans                127         19.5%        21.7%         58         16.2%        18.3%
                      ----        -----        -----        ----        -----        -----

Total                 $650        100.0%       100.0%       $359        100.0%       100.0%
                      ====        =====        =====        ====        =====        =====

Deposits

      One of Monmouth Community Bank's primary strategies is the accumulation and retention of core deposits. Core deposits are defined as of all deposits except certificates of deposits with balances in excess of $100 thousand.

      Total deposits were $207.2 million at December 31, 2003, an increase of $43.2 million, or 26%, from the year ended December 31, 2002 total of $164.0 million. Core deposits as a percentage of total deposits were 78% at December 31, 2003 as compared to 84% at December 31, 2002.

      The following table represents categories of Monmouth Community Bank's deposits at December 31, 2003 and 2002.

                                                                 December 31,       December 31,      December 31,
            (in thousands)                                           2003               2002              2001
                                                                 ------------       ------------      ------------
            Demand deposits, non-interest bearing                  $ 26,818          $ 22,581          $ 17,215

            Savings, N.O.W. and money market accounts               118,265            98,328            63,603

            Certificates of deposit of less than $100,000            17,449            16,863            12,308

            Certificates of deposit of $100,000 or more              44,702            26,235            15,766
                                                                   --------          --------          --------

            Total deposits                                         $207,234          $164,007          $108,892
                                                                   ========          ========          ========

      The following table represents categories of Monmouth Community Bank's average deposit balances and weighted average interest rates for the years ended December 31, 2003 and 2002.

                                                    December 31,               December 31,             December 31,
(in thousands)                                          2003                       2002                     2001
                                                    ------------               ------------             ------------

                                                             Weighted                 Weighted                 Weighted
                                                 Average     Average       Average    Average       Average    Average
                                                 Balance       Rate        Balance      Rate        Balance      Rate
                                                 -------     --------      -------    --------      -------    --------
Demand deposits, non-interest bearing            $ 25,554        --%      $ 21,727        --%      $ 15,893        --%

Savings, N.O.W. and money market accounts         108,734      1.22%        84,843      2.02%        47,268      2.94%

Certificates of deposit of less than $100,000      17,306      2.95%        13,572      3.43%        11,144      5.12%

Certificates of deposit of $100,000 or more        34,236      2.22%        21,707      2.82%        15,343      4.84%
                                                 --------      ----       --------      ----       --------      ----

Total deposits                                   $185,830      1.41%      $141,849      1.97%      $ 89,648      3.02%
                                                 ========      ====       ========      ====       ========      ====

      At December 31, 2003, Monmouth Community Bank had $62.2 million in time deposits maturing as follows (in thousands):

                                    3 months       Over 3 to     Over 1 year      Over 3
                                     or less       12 months      to 3 years       years          Total
                                    ---------      ---------     -----------     ---------      ---------
Less than $100,000                  $   5,370      $   7,666      $   3,370      $   1,043      $  17,449

Equal to or more than $100,000         17,179         24,089          3,114            320         44,702
                                    ---------      ---------      ---------      ---------      ---------
Total                               $  22,549      $  31,755      $   6,484      $   1,363      $  62,151
                                    =========      =========      =========      =========      =========

Liquidity and Capital Resources

      Liquidity defines the ability of Monmouth Community Bank to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank's asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements. During the past two years, the liquidity needs of Monmouth Community Bank were primarily met by cash on hand and loan and investment amortizations. Monmouth Community Bank invests funds not needed for operations (excess liquidity) primarily in daily Federal funds sold. With adequate cash inflows resulting from deposits during the years 2003 and 2002, Monmouth Community Bank maintained levels of short-term assets sufficient to maintain ample liquidity. During 2003, Monmouth Community Bank continued to build a large secondary source of liquidity known as Investment Securities Available for Sale. The market value of that portfolio was $68.2 million at December 31, 2003 and $44.8 million at December 31, 2002.

      It has been Monmouth Community Bank's experience that its deposit base, both core (which is defined as transaction accounts and term deposits of less than $100,000) and non-core (which is defined as term deposits of $100,000 or more) is primarily relationship-driven and not highly sensitive to changes in interest rates. However, adequate sources of reasonably priced on-balance sheet funds, such as overnight Federal funds sold, due from banks and short-term investments maturing in less than one year, must be continually accessible for contingency purposes. This is accomplished primarily by the daily monitoring of certain accounts for sufficient balances to meet future loan commitments, as well as measuring Monmouth Community Bank's liquidity position on a monthly basis.

      Supplemental sources of liquidity include large certificates of deposit, wholesale and retail repurchase agreements, and lines of credit with correspondent banks. Correspondent banks, which are typically referred to as "banker's banks," offer essential services such as cash letter processing, investment services, loan participation support, wire transfer operations and other traditional banking services. Brokered deposits, which are deposits obtained, directly or indirectly, from or through the mediation or assistance of a deposit broker, may be utilized as supplemental sources of liquidity only if authorized by our board of directors in an addendum to Monmouth Community Bank's balance sheet management policy. Contingent liquidity sources may include off-balance sheet funds, such as advances from both the Federal Home Loan Bank and the Federal Reserve Bank, and Federal funds purchase lines with "upstream" correspondents. An additional source of liquidity is made available by curtailing loan activity and instead using the available cash to fund short-term investments such as overnight Federal funds sold or other approved investments maturing in less than one year. In addition, future expansion of Monmouth Community Bank's retail banking network will create additional sources of liquidity from new deposit customer relationships.

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

      Quantitative measures established by regulation to ensure capital adequacy require Monmouth Community Bank to maintain minimum amounts and ratios (set forth in the following table) of Total Capital and Tier 1 Capital to risk weighted assets, and of Tier 1 Capital to average assets (leverage ratio). We believe that, as of December 31, 2003, Monmouth Community Bank met all capital adequacy requirements to which it is subject.

      As of December 31, 2003, the most recent notification from the OCC categorized Monmouth Community Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that we believe have changed Monmouth Community Bank's category.

      Monmouth Community Bank's actual capital ratios at December 31, 2003 and December 31, 2002 are presented in the following table:

                                            Tier I                      Tier I
                                          Capital to                  Capital to                Total Capital to
                                     Average Assets Ratio           Risk Weighted                 Risk Weighted
       Capital Ratios                  (Leverage Ratio)              Asset Ratio                   Asset Ratio
---------------------------------    --------------------        --------------------         --------------------
                                         December 31,                December 31,                  December 31,
                                     --------------------        --------------------         --------------------
                                       2003         2002          2003          2002           2003          2002
                                     -------       ------        ------         -----         ------        ------
Monmouth Community Bank                6.86%        8.12%         11.01%       14.19%         12.01%       15.37%

"Adequately capitalized"
   institution (under Federal
   regulations)                        4.00%        4.00%          4.00%        4.00%          8.00%        8.00%

"Well capitalized" institution
   (under Federal regulations)         5.00%        5.00%          6.00%        6.00%         10.00%       10.00%

Guaranteed Preferred Beneficial Interest in the Holding Company's Subordinated Debt

      In March 2004, MCBK Capital Trust I, a newly formed Delaware statutory business trust and a wholly-owned, unconsolidated subsidiary of the holding company, issued an aggregate of $5.0 million of trust preferred securities to ALESCO Preferred Funding III, a pooled investment vehicle. Sandler O'Neill & Partners, L.P. acted as placement agent in connection with the offering of the trust preferred securities. The securities issued by MCBK Capital Trust I are fully guaranteed by the holding company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to the three month LIBOR plus 285 basis points, which resets quarterly, with an initial interest rate of 3.96%. The securities mature on April 7, 2034 and may be called at par by the holding company any time after April 7, 2009. These securities were placed in a private transaction exempted from registration under the Securities Act of 1933, as amended.

      The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase floating rate junior subordinated debt securities (the "Subordinated Debentures") from the holding company. The Subordinated Debentures bear a variable interest rate equal to LIBOR plus 2.85% (1.11% + 2.85% = 3.96% at March 12, 2004). Although the Subordinated Debentures are treated as debt of the holding company, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of the holding company. At March 25, 2004, the $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital. The holding company intends to use the proceeds it received from the Subordinated Debentures to support the general balance sheet growth of Monmouth Community Bank and to ensure that Monmouth Community Bank maintains the required regulatory capital ratios.

      In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. Assuming the Company will not be allowed to include the $5.0 million in trust preferred securities issued by the subsidiary trust in Tier I capital, the Company would remain "well capitalized."

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

Recent Accounting Pronouncements

      Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), was issued in January 2003. FIN 46 applies immediately to enterprises that hold a variable interest in variable interest entities created after January 31, 2003. FIN 46 provides guidance on the identification of entities controlled through means other than voting rights. Further, FIN 46 specifies how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. The adoption of FIN 46 did not have an impact the holding company's consolidated financial statements, however, the holding company will not be permitted to consolidate the subsidiary trust created in the issuance of trust preferred securities. The deconsolidation of a subsidiary trust results in the holding company reporting on its statements of condition the Subordinated Debentures that have been issued from the holding company to the subsidiary trust.

Item 7. Financial Statements

      The consolidated financial statements and supplementary data of the holding company called for by this item are submitted under a separate section of this report. Reference is made to the Index of Financial Statements contained on page F-1 herein.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 8A. Controls and Procedures

      As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-KSB, the holding company carried out an evaluation of the effectiveness of the design and operation of the holding company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the holding company's management, including the holding company's Chairman and Chief Executive Officer and the holding company's Chief Financial Officer, who concluded that the holding company's disclosure controls and procedures are effective. There has been no significant change in the holding company's internal controls during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the holding company's internal control over financial reporting.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

      The information required under this Item with respect to the holding company's directors and executive officers is contained in the holding company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 27, 2004, under the captions "Election of Directors," "Compliance with
Section 16(a) of the Securities Exchange Act" and "Executive Officers" and is incorporated herein by reference.

Item 10. Executive Compensation

      The information required under this Item with respect to executive compensation is contained in the holding company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 27, 2004, under the caption "Executive Compensation" and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by Items 201(d) and 403 of Regulation S-B is contained in the holding company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 27, 2004, under the captions "Securities Authorized for Issuance under Equity Compensation Plan" and "Principal Shareholders and Security Ownership of Management" and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

      The information required by this item is contained in the holding company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 27, 2004, under the caption "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K

      a)    Exhibits

            Reference is made to the Index of Exhibits beginning on page E-1 herein.

      b)    Reports on Form 8-K:

      During the three months ended December 31, 2003, the Registrant filed with the Securities and Exchange Commission the following three Current Reports on Form 8-K:

      The Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to an event occurring on November 24, 2003. This Current Report on

Form 8-K, filed pursuant to Item 5 of that Form, reported that the Registrant's common stock will be included in a newly formed NASDAQ stock index which will be known as America's Community Bankers NASDAQ Index.

      The Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to an event occurring on November 7, 2003. This Current Report on Form 8-K, filed pursuant to Item 5 of that Form, reported that the Board of Directors of the Registrant declared a five-percent stock distribution payable December 31, 2003 to shareholders of record on December 15, 2003.

      The Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to an event occurring on November 7, 2003. This Current Report on Form 8-K, filed pursuant to Items 7 and 12 of that Form, reported that the Registrant had sent a letter to its shareholders of record discussing its results of operations and overall financial performance for the quarter ended September 30, 2003.

      There were no financial statements filed with any of the above described Current Reports on Form 8-K.

Item 14. Principal Accounting Fees and Services

      The information required by this item is contained in the holding company's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 27, 2004, under the caption "Principal Accounting Fees and Services" and is incorporated herein by reference.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MONMOUTH COMMUNITY BANCORP


Date: March 26, 2004                     By: /s/ James S. Vaccaro
                                            ------------------------------------
                                            James S. Vaccaro
                                            Chairman and Chief Executive Officer

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

         Signatures                      Title                       Date
         ----------                      -----                       ----


   /s/ James S. Vaccaro        Chairman of the Board of           March 26, 2004
---------------------------    Directors and Chief Executive
     James S. Vaccaro          Officer (Principal Executive
                               Officer)

  /s/ Anthony Giordano, III         Executive Vice President,     March 26, 2004
-----------------------------       Chief Financial Officer,
    Anthony Giordano, III           Treasurer and Secretary
                                    (Principal Financial and
                                    Accounting Officer)


   /s/ Richard O. Lindsey           President and Director        March 26, 2004
-----------------------------
     Richard O. Lindsey


   /s/ John A. Brockriede                Director                 March 26, 2004
-----------------------------
     John A. Brockriede


     /s/ James G. Aaron                  Director                 March 26, 2004
-----------------------------
       James G. Aaron


     /s/ Mark R. Aikins                  Director                 March 26, 2004
-----------------------------
       Mark R. Aikins


  /s/ Nicholas A. Alexander              Director                 March 26, 2004
-----------------------------
    Nicholas A. Alexander


     /s/ John F. McCann                  Director                 March 26, 2004
-----------------------------
       John F. McCann


  /s/ Harold M. Miller, Jr.              Director                 March 26, 2004
-----------------------------
    Harold M. Miller, Jr.


     /s/ Carmen M. Penta                 Director                 March 26, 2004
-----------------------------
       Carmen M. Penta


      /s/ Mark G. Solow                  Director                 March 26, 2004
-----------------------------
        Mark G. Solow

                           MONMOUTH COMMUNITY BANCORP
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                                    Contents

                                December 31, 2003

Independent Auditors' Report .................................................................F-2
Consolidated Balance Sheets at December 31, 2003 and 2002.....................................F-3
Consolidated Statements of Income for the years ended December 31, 2003 and 2002..............F-4
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2003 and 2002.........................................................F-5
Consolidated Statement of Cash Flows for the years ended
     December 31, 2003 and 2002...............................................................F-6
Notes to Consolidated Financial Statements....................................................F-7

                          Independent Auditors' Report

The Board of Directors and Shareholders
Monmouth Community Bancorp:

We have audited the accompanying consolidated balance sheets of Monmouth Community Bancorp and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monmouth Community Bancorp and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                /s/ KPMG LLP

Short Hills, New Jersey
February 2, 2004

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
                (dollars in thousands, except per share amounts)

ASSETS                                                                      2003            2002
                                                                         ---------       ---------
Cash and due from banks                                                  $   9,689       $   8,880
Federal funds sold                                                           4,675           7,500
Investment securities available for sale, at market value                   68,196          44,791
Investment securities held to maturity (market value of $15,278 and
     $25,973 at December 31, 2003 and 2002, respectively)                   15,079          25,539
Loans held for sale                                                             --             302
Loans, net                                                                 115,805          89,328
Premises and equipment                                                       2,171           1,638
Other assets                                                                 2,037           1,559
Due from broker                                                              4,961              --
                                                                         ---------       ---------

          Total assets                                                   $ 222,613       $ 179,537
                                                                         =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Non-interest bearing                                                $  26,818       $  22,581
     Interest bearing                                                      180,416         141,426
                                                                         ---------       ---------
                                                                           207,234         164,007
Accrued expenses and other liabilities                                         480             599
                                                                         ---------       ---------

          Total liabilities                                                207,714         164,606
                                                                         ---------       ---------

Commitments and contingencies (Notes 4 and 8)

Shareholders' equity:
Common stock, par value $0.01 per share. Authorized
     100,000,000 shares and issued and outstanding 1,550,530 and
     1,550,470 shares at December 31, 2003 and
     2002, respectively                                                         16              15
Additional paid-in capital                                                  15,241          14,767
Accumulated other comprehensive (loss) income                                 (358)            149
                                                                         ---------       ---------
          Total shareholders' equity                                        14,899          14,931

                                                                         ---------       ---------
          Total liabilities and shareholders' equity                     $ 222,613       $ 179,537
                                                                         =========       =========

See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                (dollars in thousands, except per share amounts)

                                                                      2003             2002
                                                                   ----------      ----------
Interest and dividend income:
     Interest and fees on loans                                    $    6,438      $    5,568
     Interest on securities available for sale                          1,791             895
     Interest on securities held to maturity                              742           1,558
     Interest on federal funds sold and due from banks                    140             254
                                                                   ----------      ----------
          Total interest income                                         9,111           8,275

Interest expense - interest on deposits                                 2,612           2,789
                                                                   ----------      ----------
          Net interest income                                           6,499           5,486

Provision for loan losses                                                 150             373
                                                                   ----------      ----------
          Net interest income after provision for loan losses           6,349           5,113
                                                                   ----------      ----------

Other income:
     Service charges on deposit accounts                                  656             438
     Gain on the sale of available for sale securities                     76             159
     Gain on the sale of loans held for sale                               13              64
     Other service charges, commissions and fees                           35              --
                                                                   ----------      ----------
          Total other income                                              780             661
                                                                   ----------      ----------

Operating expenses:
     Salaries and employee benefits                                     3,185           2,473
     Occupancy expenses                                                   792             563
     Outside service fees                                                 500             404
     Data processing fees                                                 485             418
     Professional and application fees                                    301             236
     Furniture, fixtures and equipment                                    273             198
     Advertising and public relations                                     182             125
     Stationery, supplies and printing                                    172             173
     Telephone and postage                                                126             113
     Insurance                                                             77              68
     Other expenses                                                       232             149
                                                                   ----------      ----------
          Total other expenses                                          6,325           4,920
                                                                   ----------      ----------

Income before provision for income taxes                                  804             854

Income taxes                                                              322              70
                                                                   ----------      ----------

     Net income                                                    $      482      $      784
                                                                   ==========      ==========

Basic earnings per share                                           $      .31      $      .65
                                                                   ==========      ==========
Diluted earnings per share                                         $      .30      $      .64
                                                                   ==========      ==========

Average basic shares outstanding                                    1,550,490       1,208,530
                                                                   ==========      ==========
Average diluted shares outstanding                                  1,597,484       1,230,371
                                                                   ==========      ==========

See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                             (dollars in thousands)

                                                                                Accumulated
                                                               Additional          other
                                                  Common        paid-in        comprehensive      Accumulated
                                                   stock        capital        Income (loss)        deficit             Total
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                     $     10       $  9,519          $     70          $   (707)         $  8,892
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                             --             --                --               784               784
Unrealized gain on securities
available for sale, net of tax of $163                 --             --               174                --               174
Less reclassification adjustment for
gains included in income, net of tax of $64                                            (95)                                (95)
                                                                                                                      ---------
Total comprehensive income                             --             --                --                --               863
Issuance of 5% stock distribution -
70,172 shares                                           1             76                --               (77)               --
Fractional shares paid in cash                         --             (2)               --                --                (2)

Issuance of 402,507 shares of common
stock, net of $188 in stock issuance costs              4          5,174                --                --             5,178
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                     $     15       $ 14,767          $    149          $     --          $ 14,931
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                             --             --                --               482               482
Unrealized loss on securities
available for sale, net of tax of $213                 --             --              (461)               --              (461)

Less reclassification adjustment for
gains included in income, net of tax of $30            --             --               (46)               --               (46)
                                                                                                                      ---------
Total comprehensive (loss)                             --             --                --                --               (25)
Issuance of 5% stock distribution -
73,545 shares                                           1            481                --              (482)               --
Fractional shares paid in cash                         --             (8)               --                --                (8)
Exercise of stock options - 60 shares                  --              1                --                --                 1
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                     $     16       $ 15,241          $   (358)         $     --          $ 14,899
===============================================================================================================================

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                             (dollars in thousands)

                                                                                         2003            2002
                                                                                       --------       --------
Cash flows from operating activities:
     Net income                                                                        $    482       $    784
Adjustments to reconcile net income to net cash provided by operating activities:
     Deferred taxes                                                                         (50)          (121)
     Provision for loan losses                                                              150            373
     Depreciation and amortization                                                          417            268
     Gain on the sale of available for sale securities                                      (76)          (159)
     Increase in due from broker                                                         (4,961)            --
     Gain on the sale of loans held for sale                                                (13)           (64)
     Origination of loans held for sale                                                  (1,605)        (8,767)
     Proceeds from sale of loans held for sale                                            1,920          8,798
     Net premium amortization on held to maturity securities                                108            119
     Net premium amortization on available for sale securities                              864            145
      Increase in other assets                                                             (185)          (261)
      (Decrease) increase in accrued expenses and other liabilities                         (19)           259
                                                                                       --------       --------
          Net cash used in  operating activities                                         (2,968)         1,374
                                                                                       --------       --------

Cash flows from investing activities:
     Purchase of investment securities held to maturity                                  (9,963)       (17,325)
     Purchase of investment securities available for sale                               (85,995)       (39,212)
     Maturities of and paydowns on investment securities held to maturity                20,315         18,956
     Maturities of and paydowns on investment securities available for sale              43,082          1,188
     Proceeds from sale of investment securities available for sale                      17,870          6,105
     Net increase in loans                                                              (26,627)       (28,089)
     Purchases of premises and equipment, net                                              (950)          (606)
                                                                                       --------       --------
          Net cash used in investment activities                                        (42,268)       (58,983)
                                                                                       --------       --------

Cash flows from financing activities:
     Net increase in non-interest bearing deposits                                        4,237          5,366
     Net increase in interest bearing deposits                                           38,990         49,749
     Issuance of common stock, net                                                            1          5,178
     Cash paid for fractional shares                                                         (8)            (2)
                                                                                       --------       --------
          Net cash provided by financing activities                                      43,220         60,291
                                                                                       --------       --------

          (Decrease) increase  in cash and cash equivalents                              (2,016)         2,682

Cash and cash equivalents at beginning of period                                         16,380         13,698
                                                                                       --------       --------
Cash and cash equivalents at end of period                                             $ 14,364       $ 16,380
                                                                                       ========       ========

Cash paid during the period for:
     Interest                                                                          $  2,616       $  2,803
                                                                                       ========       ========
     Income taxes                                                                      $    361       $      1
                                                                                       ========       ========

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

In 2002, in conjunction with a stock offering that commenced on July 23, 2002, 422,632 shares of Bancorp common stock were issued at $12.70 per share (these amounts have been adjusted to give effect to the subsequent December 31, 2003 and 2002 stock distributions). The offering closed on November 29, 2002.

Bancorp effected a 5% stock distribution to the shareholders of record as of December 15, 2003, which resulted in 1,550,530 authorized and outstanding shares of Bancorp common stock as of December 31, 2003. Bancorp effected a 5% stock distribution to the shareholders of record as of December 6, 2002, which resulted in 1,476,927 authorized and outstanding shares of Bancorp common stock as of December 31, 2002.

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

Securities to be held for indefinite periods of time and not intended to be held to maturity, including all equity securities, are classified as available for sale. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. Securities available for sale are carried at estimated fair value and unrealized holding gains and losses on such securities are excluded from earnings and reported as a separate component of shareholders' equity. Gains and losses on sales of securities are based on the specific identification method and are accounted for on a trade date basis.

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

Net Income Per Share

Basic and diluted net income per share for 2003 was calculated by dividing the net income of $482,000 by the weighted average number of shares outstanding of 1,550,490 and 1,597,484, respectively. Stock options to purchase 75,069 shares of Bancorp's common stock at an average exercise price of $23.81 were excluded from the diluted net income per share calculation because they were anti-dilutive. Basic and diluted net income per share for 2002 was calculated by dividing the net income of $784,000 by the weighted average number of shares outstanding of 1,208,531 and 1,230,371, respectively. Stock options to purchase 27,166 shares of Bancorp's common stock at an average exercise price of $14.01 were excluded from the diluted net income per share calculation because they were anti-dilutive.

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

Had compensation cost for the Company's stock options been determined in accordance with SFAS No. 123, the Company's net income and related per share amounts for 2003 and 2002 would have decreased to the following pro forma amounts:

                                                           2003          2002
===============================================================================
Net Income:
     As reported                                         $482,000      $784,000
Deduct: Total stock-based employee compensation
        expense determined under the fair value
        based method for all awards, net of related
        tax effects                                       111,000       108,000
                                                         --------      --------
     Pro forma                                           $371,000      $676,000

Net income per share - basic:
     As reported                                         $   0.31      $   0.65
     Pro forma                                           $   0.24      $   0.56

Net income per share - diluted:
     As reported                                         $   0.30      $   0.64
     Pro forma                                           $   0.23      $   0.55

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for 2003 grants: dividend yield of 0%, expected volatility of 28.12%; risk free interest rate of 3.28% and 2.91% for employee and director grants, respectively; and expected lives of four years. The following weighted-average assumptions were used for 2002 grants: dividend yield of 0%, expected volatility of 23.17%; risk free interest rate of 3.05% and 4.30% for employee and director grants, respectively; and expected lives of four years.

(2) Cash and Due from Banks

The Company is required to maintain reserve balances with the Federal Reserve Bank. As of December 31, 2003, the Company had a reserve balance of approximately $3.0 million. The Company was not required to maintain any other reserve balances.

(3) Securities

The amortized cost, gross unrealized gains and losses, and estimated market value of investment securities held to maturity and securities available for sale at December 31, 2003 and 2002 are as follows (in thousands):

----------------------------------------------------------------------------------------------------------------------------
                                                      2003
----------------------------------------------------------------------------------------------------------------------------
                                                                                   Gross            Gross          Estimated
                                                                Amortized       unrealized        unrealized         market
                                                                   Cost            gains            losses           value
----------------------------------------------------------------------------------------------------------------------------
Investment securities held to maturity:
U.S. Treasury securities and obligations of U.S.
     Government sponsored agencies                               $ 4,510          $     8          $     8          $ 4,510
Mortgage-backed securities of U.S. Government
     sponsored agencies                                           10,569              199               --           10,768
----------------------------------------------------------------------------------------------------------------------------
Total                                                            $15,079          $   207          $     8          $15,278
============================================================================================================================
Investment securities available for sale:
U.S. Treasury securities and obligations of U.S.
     Government sponsored agencies                               $25,064          $     2          $   288          $24,778
Mortgage-backed securities of U.S. Government
     sponsored agencies                                           43,733               48              363           43,418
----------------------------------------------------------------------------------------------------------------------------
Total                                                            $68,797          $    50          $   651          $68,196
============================================================================================================================

----------------------------------------------------------------------------------------------------------------------------
                                                           2002
----------------------------------------------------------------------------------------------------------------------------
                                                                                   Gross            Gross          Estimated
                                                                Amortized       unrealized        unrealized         market
                                                                   Cost            gains            losses           value
----------------------------------------------------------------------------------------------------------------------------
Investment securities held to maturity:
U.S. Treasury securities and obligations of U.S.
     Government sponsored agencies                               $14,293          $   125          $    --          $14,418
Mortgage-backed securities of U.S. Government
     sponsored agencies                                           11,246              309               --           11,555
----------------------------------------------------------------------------------------------------------------------------
Total                                                            $25,539          $   434          $    --          $25,973
============================================================================================================================
Investment securities available for sale:
U.S. Treasury securities and obligations of U.S.
     Government sponsored agencies                               $ 2,000          $     2          $    --          $ 2,002
Mortgage-backed securities of U.S. Government
     sponsored agencies                                           42,542              253                6           42,789
----------------------------------------------------------------------------------------------------------------------------
Total                                                            $44,542          $   255          $     6          $44,791
============================================================================================================================

The amortized cost and estimated market value of investment securities held to maturity and debt securities available for sale at December 31, 2003 by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

During 2003, securities available for sale with a carrying value of $17.9 million were sold realizing gains totaling $76 thousand. During 2002, securities available for sale with a carrying value of $5.9 million were sold realizing gains totaling $159 thousand.

                                                                      Estimated
                                                       Amortized        market
                                                          cost          value
--------------------------------------------------------------------------------
Investment securities held to maturity:
Due after one year through five years                   $ 4,592        $ 4,595
Due after fifth year through tenth year                   6,863          6,929
Due after tenth year                                      3,624          3,754
--------------------------------------------------------------------------------
Total                                                   $15,079        $15,278
================================================================================
Investment securities available for sale:
Due after one year through five years                   $31,398        $31,074
Due after fifth year through tenth year                  37,399         37,122
Due after tenth year                                         --             --
--------------------------------------------------------------------------------
Total                                                   $68,797        $68,196
================================================================================

At December 31, 2003 and 2002, there were $56,917,000 and $51,760,000, respectively, of investment securities pledged to secure public funds or for any other purposes required by law.

Gross unrealized losses on both securities held to maturity and securities available for sale and their related estimated fair values, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003, were as follows:

---------------------------------------------------------------------------------------------------------------------------
                                              Less than 12 months         12 months or more                 Total
                                           --------------------------------------------------------------------------------
                                                         Estimated                     Estimated                  Estimated
         Investment securities              Unrealized     market       Unrealized       market     Unrealized      market
           Held to maturity                   losses       value          losses         value        losses        value
---------------------------------------------------------------------------------------------------------------------------
U.S. Government agencies                      $     8      $ 1,992      $      --      $      --      $     8      $ 1,992
---------------------------------------------------------------------------------------------------------------------------
Total                                         $     8      $ 1,992      $      --      $      --      $     8      $ 1,992
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
                                              Less than 12 months         12 months or more                 Total
                                           --------------------------------------------------------------------------------
                                                          Estimated                    Estimated                  Estimated
        Investment securities               Unrealized      market     Unrealized        market     Unrealized     market
         Available for sale                   losses        value        losses          value         losses       value
---------------------------------------------------------------------------------------------------------------------------
U.S. Government agencies                      $   288      $24,778      $      --      $      --      $   288      $24,778
Mortgage-backed securities                    $   363      $33,379             --             --      $   363      $33,379
---------------------------------------------------------------------------------------------------------------------------
Total                                         $   651      $58,157      $      --      $      --      $   651      $58,157
===========================================================================================================================

U.S. Government agencies - The unrealized losses in U.S. Government agencies were caused by interest rate increases. Since the Company has the ability and intent to hold these securities until a market price recovery or maturity, these securities are not considered other-than-temporarily impaired.

Mortgage-backed securities - The unrealized losses on mortgage-backed securities were caused by interest rate increases. Fannie Mae and Freddie Mac guarantee the contractual cash flows of these securities. Since the decline in estimated market value is attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these securities until a market price recovery or maturity, these securities are not considered other-than-temporarily impaired.

(4) Loans

Loans at December 31, 2003 and 2002 are summarized as follows (in thousands):

                                                             2003          2002
--------------------------------------------------------------------------------
Commercial and industrial loans                             $ 20,380    $ 17,060
Real estate loans - commercial                                77,799      57,079
Home equity and second mortgages                              17,734      14,816
Consumer loans                                                 1,270       1,601
--------------------------------------------------------------------------------
                                                             117,183      90,556
Less allowance for loan losses                                 1,378       1,228
--------------------------------------------------------------------------------
Net loans                                                   $115,805    $ 89,328
================================================================================
Loans held for sale                                         $     --    $    302
================================================================================

A substantial portion of the Company's loans are secured by real estate and made to borrowers located in New Jersey, primarily in Monmouth County. Accordingly, as with most financial institutions in the Company's market area, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the market area.

Activity in the allowance for loan losses for the years ended December 31, 2003 and 2002 is summarized as follows (in thousands):

                                                            2003          2002
--------------------------------------------------------------------------------
Balance, beginning of year                                 $ 1,228      $   855
Provision charged to expense                                   150          373
Charge-offs                                                     --           (1)
Recoveries                                                      --            1
--------------------------------------------------------------------------------
Balance, end of year                                       $ 1,378      $ 1,228
================================================================================
Ratio of allowance for loan losses to total loans             1.18%        1.36%
================================================================================
Ratio of net charge-offs to average loans outstanding         0.00%        0.00%
================================================================================

At December 31, 2003 and 2002, the Company had non-accrual loans totaling $40,000 and $43,000, respectively, and no impaired loans.

In the ordinary course of business to meet the financial needs of the Company's customers, the Company is party to financial instruments with off-balance sheet risk. These financial instruments include unused lines of credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the financial statements. The contract or notional amounts of these instruments express the extent of involvement the Company has in each category of financial instruments.

The Company's exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The contract or notional amount of financial instruments which represent credit risk at December 31, 2003 and 2002 is as follows (in thousands):

                                                              2003         2002
--------------------------------------------------------------------------------
Standby letters of credit                                   $   590      $   570

Outstanding loan and credit line commitments                $16,202      $16,046
--------------------------------------------------------------------------------

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party. The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers. All of the Bank's outstanding standby letters of credit are performance standby letters within the scope of FASB Interpretation No. 45. These are irrevocable undertakings by the Bank, as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation. Most of the Bank's performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments the Bank could be required to make equals the face amount of the letters of credit shown above. The Bank's recognized liability for performance standby letters of credit was insignificant at December 31, 2003.

Outstanding loan commitments represent the unused portion of loan commitments available to individuals and companies as long as there is no violation of any condition established in the contract. Outstanding loan commitments generally have a fixed expiration date of one year or less, except for home equity loan commitments which generally have an expiration date of up to 15 years. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if any, upon extension of credit is based upon management's credit evaluation of the customer. Various types of collateral may be held, including property and marketable securities. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.

(5) Premises and Equipment

Premises and equipment at December 31, 2003 and 2002 is summarized as follows (in thousands):

                                                          2003            2002
--------------------------------------------------------------------------------
Land                                                    $   176         $    --
Buildings and improvements                                  377              --
Leasehold improvements                                    1,407         $ 1,225
Equipment                                                 1,320           1,105
--------------------------------------------------------------------------------
                                                          3,280           2,330
Accumulated depreciation and amortization                (1,109)           (692)
--------------------------------------------------------------------------------
                                                        $ 2,171         $ 1,638
================================================================================

Depreciation and amortization expense amounted to $417,000 and $268,000 in 2003 and 2002, respectively.

(6) Deposits

Interest-bearing deposits at December 31, 2003 and 2002 consist of the following (in thousands):

                                                          2003            2002
--------------------------------------------------------------------------------
Savings and N.O.W. accounts                             $118,265        $ 98,328
Certificates of deposit less than $100,000                17,449          16,863
Certificates of deposit of $100,000 or more               44,702          26,235
--------------------------------------------------------------------------------
Total                                                   $180,416        $141,426
================================================================================

At December 31, 2003, certificates of deposit mature as follows: 2004- $54,304,000; 2005- $4,399,000; 2006- $2,086,000 and 2007- $1,362,000.

(7) Income Taxes

Components of income tax expense for the years ended December 31, 2003 and 2002 are as follows (in thousands):

                                                          2003            2002
--------------------------------------------------------------------------------
Current income tax expense:
          Federal                                         $ 278           $ 104
          State                                              94              87
--------------------------------------------------------------------------------
                                                            372             191
--------------------------------------------------------------------------------

Deferred income tax expense (benefit)
          Federal                                           (30)            (51)
          State                                             (20)            (70)
--------------------------------------------------------------------------------
                                                            (50)           (121)
--------------------------------------------------------------------------------
                                                          $ 322           $  70
================================================================================

A reconciliation between the reported income taxes and income taxes which would be computed by applying the normal Federal income tax rate of 34% to income before taxes follows (in thousands):

                                                             2003          2002
--------------------------------------------------------------------------------
Federal income tax                                           $ 273        $ 290
State income tax effect, net of Federal tax effect              48           51
Meals and entertainment                                          3            2
Other                                                           (2)           1
--------------------------------------------------------------------------------
                                                               322          344
Change in valuation reserve                                     --         (274)
--------------------------------------------------------------------------------
Provision charged to expense                                 $ 322        $  70
================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are as follows (in thousands):

                                                            2003           2002
--------------------------------------------------------------------------------
Deferred tax assets:
Allowance for loan losses                                   $ 501         $ 440
Organizational and start-up costs                               3            20
Allowance for uncollected interest                             16            13
Unrealized loss - securities available for sale               243            --
Net operating loss carryforwards                               38            39
--------------------------------------------------------------------------------
Gross deferred tax asset                                      801           512
Less: valuation reserve                                        (1)           (1)
--------------------------------------------------------------------------------
Deferred tax assets, net                                      800           511
--------------------------------------------------------------------------------

Deferred tax liabilities:
Deferred loan costs                                            38            34
Depreciation                                                  116            56
Unrealized gain - securities available for sale                --            99
Accrual to cash adjustment                                    204           272
--------------------------------------------------------------------------------
Gross deferred tax liabilities                                358           461
--------------------------------------------------------------------------------
Net deferred tax assets                                     $ 442         $  50
================================================================================

Based upon current facts concerning taxes paid in the carryback period and projections of future taxable income, management has determined that it is more likely than not that the deferred tax asset will be realized. However, there can be no assurances about the level of future earnings.

(8) Commitments and Contingencies

At December 31, 2003, the Company was obligated under non-cancelable lease agreements for six (6) premises. The leases provide for increased rentals based upon increases in real estate taxes and the cost of living index. Minimum rental payments under the terms of these leases are as follows (in thousands):

2004                                  $318
2005                                   334
2006                                   323
2007                                   245
2008                                   222
2009 and thereafter                    251
------------------------------------------
          Total                     $1,693
==========================================

Total rent expense was $316,000 and $282,000 in 2003 and 2002, respectively.

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

Related Party Transactions

The Company leases administrative office space at 6 West End Court, Long Branch, New Jersey. Certain members of the board of directors of the Company hold an ownership interest in the leased property. The negotiations with respect to the leased space were conducted at arms-length and the lease amount to be paid by the Bank was determined by an independent appraiser to be at fair market value. Total lease payments for 2003 and 2002 were $24,000 and $20,000, respectively.

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

To be considered "well capitalized," an institution must generally have a leverage ratio (Tier 1 capital to total assets) of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. Management believes that, as of December 31, 2003, the Bank and Bancorp meet all capital adequacy requirements of their regulators. Further, the most recent regulatory notification categorized the Bank and Bancorp as well-capitalized under the prompt corrective action regulations.

The following is a summary of the Bank and Bancorp's actual capital amounts and ratios as of December 31, 2003 and 2002, compared to the minimum capital adequacy requirements and the requirements for classification as a "well-capitalized" institution (dollars in thousands):

                                                                    Minimum                  Classification
     December 31, 2003                                              Capital                      as well
      Capital Ratios                     Actual                     adequacy                   capitalized
--------------------------     ----------------------       ----------------------       ----------------------
                                Amount         Ratio         Amount          Ratio        Amount         Ratio
                               --------        ------       --------         -----       --------        ------
Leverage (Tier 1) capital      $ 15,107          6.86%      $  8,810          4.00%      $ 11,013          5.00%
Risk-based capital:
     Tier 1                      15,107         11.01          5,489          4.00          8,233          6.00
     Total                       16,485         12.01         10,977          8.00         13,722         10.00

                                                                    Minimum                  Classification
     December 31, 2002                                              Capital                      as well
      Capital Ratios                     Actual                     adequacy                   capitalized
--------------------------     ----------------------       ----------------------       ----------------------
                                Amount         Ratio         Amount          Ratio        Amount         Ratio
                               --------        ------       --------         -----       --------        ------
Leverage (Tier 1) capital      $ 14,782          8.12%      $  7,282          4.00%      $  9,102          5.00%
Risk-based capital:
     Tier 1                      14,782         14.19          4,167          4.00          6,250          6.00
     Total                       16,010         15.37          8,333          8.00         10,416         10.00

(10) Stock Option Plan

In 2000, the Company established an Employee and Director Stock Option Plan (the "Plan"). The Plan currently provides for the granting of stock options to purchase in aggregate up to 578,812 shares of the Company's common stock, subject to adjustment for certain dilutive events such as stock distributions. As of December 31, 2003 and 2002, 100,269 and 54,128 options, respectively, have been granted to employees and directors which vest over a period of four years.

A summary of the status of the Company's stock options as of and for the years ended December 31, 2003 and 2002 is presented below:

                                                               2003                           2002
--------------------------------------------------------------------------------------------------------------
                                                                       Weighted                       Weighted
                                                                       average                        average
                                                                       exercise                       exercise
                                                        Shares          price         Shares            price
--------------------------------------------------------------------------------------------------------------
  Outstanding at beginning of year                       178,531        $10.54         135,084         $ 9.19
  Granted                                                100,269         21.54          54,128          13.81
  Forfeited                                                (947)         11.68         (10,681)          9.99
  Exercised                                                 (60)          8.84              --             --
==============================================================================================================
  Outstanding at end of year                             277,793         14.51         178,531          10.54
==============================================================================================================
  Options exercisable at year end                        106,053          9.69          74,152           9.08
  Weighted average fair value of options
       granted during the year                                          $ 5.88                         $ 3.40
==============================================================================================================

The following table summarizes information about stock options outstanding at December 31, 2003:

                       Options Outstanding and Exercisable
                                December 31, 2003
--------------------------------------------------------------------------------
                                                Weighted             Weighted
                                                 average             average
        Number                                  remaining            exercise
     outstanding        Exercisable         contractual life          price
--------------------------------------------------------------------------------
        34,946            34,280                80 Months            $ 8.63
        57,696            28,848                92 Months            $ 9.16
        27,783            27,783                85 Months            $ 9.50
         3,473             1,736                96 Months            $10.37
        26,460             6,615                98 Months            $13.61
        27,166             6,791               108 Months            $14.01
        25,200                --               110 Months            $14.76
        75,069                --               119 Months            $23.81
================================================================================

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

Deposit Liabilities

The fair value of demand, savings, N.O.W. and money market deposits is the amount payable on demand at December 31, 2003. The fair value of certificates of deposit was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.

Limitations

Fair value estimates were made at December 31, 2003 and 2002, based upon pertinent market data and relevant information on each financial instrument. These estimates do not include any premium or discount that could result from an offer to sell the Company's entire holdings of a particular financial instrument or category thereof at one time. Since no market exists for a substantial portion of the Company's financial instruments, fair value estimates were necessarily based on judgments with respect to future loss experience, current economic conditions, risk assessments of various financial instruments involving a myriad of individual borrowers, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and other matters of significant judgment that must be applied, these fair value estimations cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates. Since these fair value approximations were made solely for the balance sheet financial instruments at December 31, 2003 and 2002, no attempt was made to estimate the value of anticipated future business or the value of non-financial statement assets or liabilities. Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

The estimated fair values of the Company's financial instruments at December 31, 2003 and 2002 are as follows (in thousands):

                                                             2003                      2002
                                                             ----                      ----
                                                      Book          Fair          Book         Fair
                                                      value         value         Value        value
                                                      -----         -----         -----        -----
Financial Assets:
Cash and cash equivalents                           $ 14,364      $ 14,364      $ 16,380     $ 16,380
Investment securities available for sale              68,196        68,196        44,791       44,791
Investment securities held to maturity                15,079        15,278        25,539       25,973
Loans, net                                           115,805       115,279        89,630       90,448

Financial Liabilities:
Deposits                                            $207,234      $206,940      $164,007     $163,927
=====================================================================================================

(12) Condensed Financial Statements of Monmouth Community Bancorp (Bancorp only)

The following information with respect to Bancorp is as of and for the years ended December 31, 2003 and 2002, and should be read in conjunction with the notes to the consolidated financial statements (in thousands):

Balance Sheets                                           2003            2002
--------------------------------------------------------------------------------
Assets:
Investment in subsidiary                                $ 14,899       $ 14,931
--------------------------------------------------------------------------------
     Total assets                                         14,899         14,931
--------------------------------------------------------------------------------

Shareholders' Equity:
Common stock                                                  16             15
Additional paid-in capital                                15,241         14,767
Retained earnings                                             --             --
Accumulated other comprehensive income                      (358)           149
--------------------------------------------------------------------------------
     Total shareholders' equity                         $ 14,899       $ 14,931
================================================================================

Statements of Income                                      2003           2002
--------------------------------------------------------------------------------
Equity in undistributed earnings of Bank                $    482       $    784
--------------------------------------------------------------------------------
Net income                                              $    482       $    784
================================================================================

Statements of Cash Flows                                  2003           2002
--------------------------------------------------------------------------------
Cash Flow From Operating Activities
--------------------------------------------------------------------------------
Net income                                              $    482       $    784
Less equity in undistributed earnings of the Bank           (482)          (784)
--------------------------------------------------------------------------------
Net cash provided by operating activities                     --             --
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Cash Flow From Financing Activities
--------------------------------------------------------------------------------
Proceeds from issuance of common stock, net                    1          5,178
--------------------------------------------------------------------------------
Fractional shares paid in cash                                (8)            (2)
--------------------------------------------------------------------------------
Capital contribution (to)/from subsidiary                      7         (5,176)
--------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period              --             --
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of period          $     --       $     --
================================================================================

(13) Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2003 and 2002.

                                                            2003 Quarter Ended
                                          ----------------------------------------------------------
                                            March 31        June 30      September 30    December 31
                                          ----------      ----------     ------------    -----------
                                                 (dollars in thousands, except per share data)
Interest income                           $    2,224      $    2,253      $    2,041      $    2,593
Interest expense                                 703             688             604             617
                                          ----------      ----------      ----------      ----------
      Net interest income                      1,521           1,565           1,437           1,976
Provision for loan losses                         18               5              16             111
                                          ----------      ----------      ----------      ----------

      Net interest income after
          provision for loan losses            1,503           1,560           1,421           1,865

Non-interest income                              208             182             180             210
Non-interest expense                           1,530           1,563           1,595           1,637
                                          ----------      ----------      ----------      ----------
Income before income taxes                       181             179               6             438
      Income taxes                                72              72               2             176
                                          ----------      ----------      ----------      ----------
Net income                                $      109      $      107      $        4      $      262
                                          ==========      ==========      ==========      ==========

Earnings per share:

Basic                                     $     0.07      $     0.07      $     0.00      $     0.17
                                          ==========      ==========      ==========      ==========
Diluted                                   $     0.07      $     0.07      $     0.00      $     0.16
                                          ==========      ==========      ==========      ==========

Weighted average shares outstanding:

Basic                                      1,550,429       1,550,429       1,550,430       1,550,490
                                          ==========      ==========      ==========      ==========
Diluted                                    1,579,957       1,590,751       1,598,374       1,606,638
                                          ==========      ==========      ==========      ==========

                                                              2002 Quarter Ended
                                          ----------------------------------------------------------
                                           March 31        June 30       September 30    December 31
                                          ----------      ----------     ------------    -----------
                                                 (dollars in thousands, except per share data)
Interest income                           $    1,785      $    1,987      $    2,175      $    2,328
Interest expense                                 620             628             745             796
                                          ----------      ----------      ----------      ----------
      Net interest income                      1,165           1,359           1,430           1,532
Provision for loan losses                        112             107              56              98
                                          ----------      ----------      ----------      ----------

      Net interest income after
          provision for loan losses            1,053           1,252           1,374           1,434

Non-interest income                              135             107             158             261
Non-interest expense                           1,085           1,188           1,249           1,398
                                          ----------      ----------      ----------      ----------
Income before income taxes                       103             171             283             297
      Income taxes                                --              --               7              63
                                          ----------      ----------      ----------      ----------
Net income                                $      103      $      171      $      276      $      234
                                          ==========      ==========      ==========      ==========

Earnings per share:

Basic                                     $      .09      $      .15      $      .25      $      .16
                                          ==========      ==========      ==========      ==========
Diluted                                   $      .09      $      .15      $      .24      $      .16
                                          ==========      ==========      ==========      ==========

Weighted average shares outstanding:

Basic                                      1,128,315       1,128,315       1,133,132       1,442,668
                                          ==========      ==========      ==========      ==========
Diluted                                    1,148,774       1,148,907       1,153,200       1,467,077
                                          ==========      ==========      ==========      ==========

                                INDEX OF EXHIBITS

Exhibit No.                       Description of Exhibit
-----------                       ----------------------

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

(x)10.2 Lease Agreement between Monmouth Community Bank, as Tenant, and Anthony S. Amoscato and Geraldine R. Amoscato, as Landlord, dated December 22, 1998, for the premises located at 700 Allaire Road, Spring Lake Heights, New Jersey (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

(x)10.3 Lease between Monmouth Community Bank, as Tenant, and MCB Associates, L.L.C., as Landlord, dated April 1, 1999, for the premises located at 6 West End Court, Long Branch, New Jersey, as amended by Addenda dated November 1, 1999, February 1, 2000, April 1, 2000, and July 15, 2000 (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

(x)10.4 Shopping Center Lease, Net Building and Land Lease, between Monmouth Community Bank, as Tenant, and Neptune Realty Associates, as Landlord, dated September 29, 2000, for the premises located at the Neptune City Shopping Center, Neptune City, New Jersey (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

(x)10.5 Lease Agreement (Business and Commercial) between Monmouth Community Bank, as Tenant, and Frank Santangelo, as Landlord, dated June 22, 2001, for the premises located at 700 Branch Avenue, Little Silver, New Jersey (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23,
                  2002).

(x)10.6 Services Agreement between Monmouth Community Bank and Bisys, Inc., dated April 27, 1998, with Additional Services Agreements and Addenda (Incorporated by reference to Exhibit
                  10.7 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

(x)10.7 QuestPoint Check Services Agreement between Monmouth Community Bank and QuestPoint Check Services, L.P., dated as of August 1, 1998 (Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

10.8 Lease Agreement between Monmouth Community Bank, as Tenant, and The Ocean Grove Camp Meeting Association of United Methodist Church, as Landlord, dated July 1, 2002, for the premises located at 61 Main Avenue, Ocean Grove, New Jersey (Incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31,
                  2002).

10.9 Net Lease between Monmouth Community Bank, as Tenant, and Medical Realty, Inc., as Landlord, dated June 15, 2002, for the premises located at 3636 Highway 33, Neptune, New Jersey (Incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-KSB for the year ended December 31,
                  2002).

10.10 Indenture between Registrant and Wilmington Trust Company, dated March 25, 2004.

10.11 Amended and Restated Declaration of Trust of MCBK Capital Trust I, dated March 25, 2004.

10.12 Guarantee Agreement by Registrant and Wilmington Trust Company, dated March 25, 2004.

14.1              Chief Executive and Senior Financial Officer Code of Ethics.

21.1              List of Subsidiaries.

23.1              Consent of Independent Accountants.

31.1              Section 302 Certification of Chief Executive Officer.

31.2              Section 302 Certification of Chief Financial Officer

32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350.

32.2              Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350.

(x) Filed with Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352) on June 19, 2002.