Form 10QSB
period 2004-03-31
MONMOUTH COMMUNITY BANCORP
filed 2004-05-14
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2004

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 14, 2004, there were 1,550,672 shares of the Issuer's Common Stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                           Monmouth Community Bancorp

                              INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

Item 1.  Financial Statements

         Consolidated Balance Sheets
         as of  March 31, 2004 (unaudited) and December 31, 2003..............1

         Consolidated Statements of Income (unaudited)
         for the three months ended March 31, 2004 and 2003 ..................2

         Consolidated Statements of Cash Flows (unaudited)
         for the three months ended March 31, 2004 and 2003...................3

         Notes to Unaudited Consolidated Financial Statements.................4

Item 2.  Management's Discussion and Analysis
         or Plan of Operation.................................................8

Item 3.  Controls and Procedures.............................................12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................14

Item 2.  Changes in Securities and Small Business Issuer Purchases
         of Equity Securities................................................14

Item 3.  Defaults Upon Senior Securities.....................................14

Item 4.  Submission of Matters to a Vote of Security Holders.................14

Item 5.  Other Information...................................................14

Item 6.  Exhibits and Reports on Form 8-K....................................14

Signatures...................................................................15

Index of Exhibits...........................................................E-1

                           Forward-Looking Statements

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

                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003
                (dollars in thousands, except per share amounts)

                                                               March 31,     December 31,
                                                                 2004            2003
                                                               ---------     ------------
ASSETS                                                       (unaudited)
------
Cash and due from banks                                        $   9,038      $   9,689
Federal funds sold                                                 2,900          4,675
Investment securities available for sale, at market value         86,106         68,196
Investment securities held to maturity (market value of
     $14,144 and $15,278 at March 31, 2004 and
     December 31, 2003, respectively)                             13,905         15,079
Loans, net                                                       120,922        115,805
Premises and equipment                                             2,085          2,171
Other assets                                                       2,364          2,037
Due from broker                                                       --          4,961
                                                               ---------      ---------

          Total assets                                         $ 237,320      $ 222,613
                                                               =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Non-interest bearing                                      $  29,165      $  26,818
     Interest bearing                                            186,879        180,416
                                                               ---------      ---------
                                                                 216,044        207,234
Accrued expenses and other liabilities                               532            480
Subordinated debentures                                            5,155             --
                                                               ---------      ---------

          Total liabilities                                      221,731        207,714
                                                               ---------      ---------

Shareholders' equity:
     Common stock, par value $0.01 per share. Authorized
     100,000,000 shares and issued and outstanding
     1,550,588 shares at March 31, 2004 and
     1,550,530 shares at December 31, 2003                            16             16
Additional paid-in capital                                        15,241         15,241
Accumulated other comprehensive income (loss)                         38           (358)
Retained earnings                                                    294             --
                                                               ---------      ---------
          Total shareholders' equity                              15,589         14,899
                                                               ---------      ---------
          Total liabilities and shareholders' equity           $ 237,320      $ 222,613
                                                               =========      =========

See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                (dollars in thousands, except per share amounts)

                                                                      Three months ended
                                                                            March 31,
                                                                      2004            2003
                                                                   --------------------------
                                                                           (unaudited)
Interest and dividend income:
     Interest and fees on loans                                    $    1,878      $    1,506
     Interest on securities available for sale                            594             422
     Interest on securities held to maturity                              157             257
     Interest on federal funds sold and due from banks                     18              39
                                                                   ----------      ----------
          Total interest income                                         2,647           2,224

Interest expense - interest on deposits                                   613             703
                                                                   ----------      ----------
          Net interest income                                           2,034           1,521

Provision for loan losses                                                  50              18
                                                                   ----------      ----------
          Net interest income after provision for loan losses           1,984           1,503
                                                                   ----------      ----------

Other income:
     Service charges on deposit accounts                                  172             134
     Gain on the sale of available for sale securities                     --              50
     Other service charges, commissions and fees                            9              24
                                                                   ----------      ----------
          Total other income                                              181             208
                                                                   ----------      ----------

Operating expenses:
     Salaries and employee benefits                                       863             772
     Net occupancy expenses                                               197             206
     Data processing fees                                                 133             122
     Other operating expenses                                             478             430
                                                                   ----------      ----------
          Total other expenses                                          1,671           1,530
                                                                   ----------      ----------

Income before provision for income taxes                                  494             181

Income taxes                                                              200              72
                                                                   ----------      ----------

     Net income                                                    $      294      $      109
                                                                   ==========      ==========

Basic earnings per share                                           $      .19      $      .07
                                                                   ==========      ==========
Diluted earnings per share                                         $      .18      $      .07
                                                                   ==========      ==========

Average basic shares outstanding                                        1,551           1,550
                                                                   ==========      ==========
Average diluted shares outstanding                                      1,629           1,580
                                                                   ==========      ==========

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                             (dollars in thousands)

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                          2004                2003
                                                                                       (unaudited)        (unaudited)
                                                                                      ------------       ------------
Cash flows from operating activities:
     Net income                                                                       $        294       $        109
Adjustments to reconcile net income to net cash provided by operating activities
    Deferred taxes                                                                             (74)                --
    Provision for loan losses                                                                   50                 18
    Depreciation and amortization                                                              106                 98
    Gain on the sale of available for sale securities                                           --                (50)
    Decrease in due from broker                                                              4,961                 --
    Gain on the sale of loans held for sale                                                     --                (10)
    Origination of loans held for sale                                                          --             (1,293)
    Proceeds from sale of loans held for sale                                                   --              1,595
    Net premium amortization on held to maturity securities                                      9                 32
    Net premium amortization on available for sale securities                                   88                118
    (Increase) decrease in other assets                                                       (253)                62
    Increase (decrease) in accrued expenses and other liabilities                               52               (249)
                                                                                      ------------       ------------
         Net cash provided by operating activities                                           5,233                430
                                                                                      ------------       ------------

Cash flows from investing activities:
     Purchase of investment securities held to maturity                                         --                 --
     Purchase of investment securities available for sale                                  (20,782)           (14,083)
     Maturities of and paydowns on investment securities held to maturity                    1,165              1,894
     Maturities of and paydowns on investment securities available for sale                  3,180             13,125
     Net increase in loans                                                                  (5,167)            (1,265)
     Purchases of premises and equipment, net                                                  (20)              (300)
                                                                                      ------------       ------------
           Net cash used in investment activities                                          (21,624)              (629)
                                                                                      ------------       ------------

Cash flows from financing activities:
     Net increase in non-interest bearing deposits                                           2,347              2,814
     Net increase in interest bearing deposits                                               6,463              9,643
     Net increase in subordinated debentures                                                 5,155                 --
                                                                                      ------------       ------------
           Net cash provided by financing activities                                        13,965             12,457
                                                                                      ------------       ------------

            (Decrease) increase in cash and cash equivalents                                (2,426)             1,329

Cash and cash equivalents at beginning of period                                            14,364             13,698
                                                                                      ------------       ------------
Cash and cash equivalents at end of period                                            $     11,938       $     15,027
                                                                                      ============       ============

Cash paid during the period for:
     Interest                                                                         $        596       $        624
                                                                                      ============       ============
     Income Taxes                                                                     $        206       $         --
                                                                                      ============       ============

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

The interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations that may be expected for all of 2004.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

Note 2. Earnings per Share

The following reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2004 and 2003 (in thousands):

                                                      Three months ended
                                                           March 31,
                                                       2004         2003
                                                       ----         ----
Average basic shares outstanding                      1,551        1,550
Add: Effect of dilutive securities:
     Stock options                                       78           30
                                                      -----        -----
Average diluted shares outstanding                    1,629        1,580
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

Had compensation cost for the Company's stock options been determined in accordance with SFAS No. 123, the Company's net income and related per share amounts for the three months ended March 31, 2004 and 2003 would have decreased to the following pro forma amounts:

                                                                        Three months ended
                                                                             March 31,
                                                                       2004             2003
                                                                       ----             ----
Net Income :
   As reported                                                    $    294,000      $    109,000
   Deduct: Total stock-based employee compensation
           expense determined under the fair value-based
           method for all awards, net of related tax effects            44,000            30,000
                                                                  ------------------------------
   Pro forma                                                      $    250,000      $     79,000
                                                                  ==============================

Net income per share - basic:
   As reported                                                    $       0.19      $       0.07
   Pro forma                                                      $       0.16      $       0.05
                                                                  ==============================

Net income per share - diluted:
   As reported                                                    $       0.18      $       0.07
   Pro forma                                                      $       0.15      $       0.05
                                                                  ==============================

Note 3. Impact of Recent Accounting Pronouncements

Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), was issued in January 2003. FIN 46 applies to enterprises that hold a variable interest in variable interest entities created after January 31, 2003. FIN 46 provides guidance on the identification of entities controlled through means other than voting rights. Further, FIN 46 specifies how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. The adoption of FIN 46 did not have an adverse impact on the Company's consolidated financial statements; provided however, that the Company is not permitted to consolidate MCBK Capital Trust I, the subsidiary trust created in connection with the offering of trust preferred securities. The $5.0 million of proceeds realized from the offering of the trust preferred securities were paid to the Company through the purchase of Subordinated Debentures (as hereinafter defined). The deconsolidation of a subsidiary trust results in the Company reporting on its statements of condition the subordinated debentures that have been issued from the Company to the subsidiary trust.

Note 4. Loans Receivable, Net

Loans receivable, net at March 31, 2004 and December 31, 2003 consisted of the following (in thousands):

                                                                     March 31,     December 31,
Loan Type                                                              2004            2003
--------------------------------                                    ----------     -----------
Commercial and industrial loans                                     $   22,614      $   20,380
Real estate loans - commercial                                          80,830          77,799
Home equity and second mortgages                                        18,092          17,734
Consumer loans                                                             814           1,270
                                                                    ----------      ----------
     Total                                                          $  122,350      $  117,183
Less:
     Allowance for loan losses                                           1,428           1,378
                                                                    ----------      ----------
          Net loans                                                 $  120,922      $  115,805
                                                                    ==========      ==========

Non-Performing Loans

Loans are considered to be non-performing if they (i) are on a non-accrual basis, (ii) are past due ninety (90) days or more and still accruing interest, or (iii) have been renegotiated to provide a reduction or deferral of interest because of a weakening in the financial position of the borrowers. A loan which is past due ninety (90) days or more and still accruing interest remains on accrual status only where it is both adequately secured as to principal and is in the process of collection. The Bank had non-accrual loans totaling $39,000 at March 31, 2004 and $40,000 at December 31, 2003.

Note 5. Deposits

The major types of deposits at March 31, 2004 and December 31, 2003 were as follows (in thousands):

                                                         March 31,     December 31,
Deposit Type                                               2004            2003
---------------------------------------------           ----------     ------------
Non-interest bearing                                    $   29,165      $   26,818
Checking                                                    54,647          55,178
Savings                                                     20,384          20,284
Money market                                                42,325          42,803
Certificates of deposit of less than $100,000               21,749          17,449
Certificates of deposit of $100,000 or more                 47,774          44,702
                                                        ----------      ----------
     Total                                              $  216,044      $  207,234
                                                        ==========      ==========

Note 6. Subordinated Debentures

In March 2004, MCBK Capital Trust I, a newly formed Delaware statutory business trust and a wholly-owned, unconsolidated subsidiary of the Company, issued an aggregate of $5.0 million of trust preferred securities to ALESCO Preferred Funding III, a pooled investment vehicle. Sandler O'Neill & Partners, L.P. acted as placement agent in connection with the offering of the trust preferred securities. The securities issued by MCBK Capital Trust I are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to the three month LIBOR plus 285 basis points, which resets quarterly, with an initial interest rate of 3.96%. The securities mature on April 7, 2034 and may be called at par by the Company any time after April 7, 2009. These securities were placed in a private transaction exempted from registration under the Securities Act of 1933, as amended.

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase floating rate junior subordinated debt securities (the "Subordinated Debentures") from the Company. The Subordinated Debentures bear a variable interest rate equal to LIBOR plus 2.85% (1.11% + 2.85% = 3.96% at March 25, 2004). Although the
Subordinated Debentures are treated as debt of the Company, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of the Company. At March 31, 2004, the $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital. The Company is using the proceeds it received from the Subordinated Debentures to support the general balance sheet growth of the Bank and to help ensure that the Bank maintains the required regulatory capital ratios.

Note 7. Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, net of tax. Total comprehensive income (loss) for the three months ended March 31, 2004 and 2003 was as follows (in thousands):

                                                            Three months ended
                                                                 March 31,
Comprehensive Income                                        2004            2003
----------------------------------------------          ----------      ----------
Net income                                              $      294      $      109
Unrealized gain (loss) on securities available
for sale, net of tax                                           396            (111)
Less: Reclassification adjustment for gains
included in net income, net of tax                              --             (33)
                                                        ----------      ----------
     Total comprehensive income (loss)                  $      690      $      (35)
                                                        ==========      ==========

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

Critical Accounting Policies and Estimates

"Management's Discussion and Analysis or Plan of Operation," as well as disclosures found elsewhere in this Form 10-QSB, are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company's audited consolidated financial statements for the year ended December 31, 2003 contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Company's Audit Committee and its Board of Directors.

The allowance for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of: (i) known and inherent risks in the portfolio, (ii) the size and composition of the portfolio, (iii) actual loan loss experience, (iv) the level of delinquencies, (v) the individual loans for which full collectibility may not be assured, (vi) the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and (vii) the current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company's loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic climate. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control.

Financial Condition

Total assets at March 31, 2004 were $237.3 million, an increase of $14.7 million, or 6.6%, over the December 31, 2003 total of $222.6 million.

Loans, net of the allowance for loan losses, closed the three months ended March 31, 2004 at $120.9 million, an increase of $5.1 million, or 4.4%, over the $115.8 million balance at December 31, 2003. The allowance for loan losses, which began the year at $1.38 million, or 1.18% of total loans, was $1.43 million at March 31, 2004, with the allowance for loan losses ratio at 1.17%. There were no loans charged-off during the three months ended March 31, 2004.

Investments totaled $100.0 million at March 31, 2004, an increase of $16.7 million, or 20.0%, from the December 31, 2003 total of $83.3 million. All investment purchases during the first three months of 2004 were classified available for sale in order to maintain desired levels of liquidity. This strategy resulted in an available for sale portfolio balance of $86.1 million at March 31, 2004, an increase of $17.9 million, or 26.3%, from the December 31, 2003 total of

$68.2 million. The held to maturity portfolio of $13.9 million at March 31, 2004, reflected a decrease by $1.2 million, or 7.8%, from the December 31, 2003 total of $15.1 million. The decrease resulted from principal repayments.

One of the Bank's primary strategies is the accumulation and retention of core deposits. Core deposits are defined as all deposits with the exception of certificates of deposits in excess of $100 thousand. Deposits at March 31, 2004 totaled $216.0 million, an increase of $8.8 million, or 4.3%, over the December 31, 2003 total of $207.2 million. Core deposits as a percentage of total deposits were 78% at both March 31, 2004 and December 31, 2003.

As mentioned in Note 6, the Company issued $5.0 million of Subordinated Debentures during March 2004. The Company is using the proceeds it received from the Subordinated Debentures to support the general balance sheet growth of the Bank and to help ensure that the Bank maintains the required regulatory capital ratios.

Results of Operations

General

Net income was $294 thousand for the three months ended March 31, 2004, as compared to net income of $109 thousand for the three months ended March 31, 2003. Basic earnings per share were $0.19 for the three months ended March 31, 2004, as compared to $0.07 for the same period in 2003. Diluted earnings per share were $0.18 for the three months ended March 31, 2004, as compared to $0.07 for the same period in 2003.

Interest Income

Interest income for the three months ended March 31, 2004 was $2.6 million, as compared to $2.2 million for the three months ended March 31, 2003. The $423 thousand, or 19.0%, increase in interest income was due primarily to general balance sheet growth. The yield on interest-earning assets declined to 4.94% for the three months ended March 31, 2004, as compared to 5.15% for the same prior year period as a result of the general interest rate environment. Average interest-earning assets, which were 95% of average total assets, were $212.8 million for the three months ended March 31, 2004, and were comprised primarily of $120.8 million in loans, $14.6 million in securities held to maturity, $71.3 million in securities available for sale, $5.7 million in Federal funds sold and $488 thousand in other interest bearing deposits.

Interest Expense

Interest expense for the three months ended March 31, 2004 was $613 thousand, as compared to $703 thousand for the three months ended March 31, 2003. Interest expense decreased due primarily to a decrease in the cost of interest-bearing liabilities to 1.35% for the three months ended March 31, 2004, as compared to 1.98% in the same prior year period. This decrease mitigated an increase in average interest-bearing deposits which were $181.7 million for the three months ended March 31, 2004, as compared $144.2 million for the same period in the prior year. Average interest-bearing liabilities for the three months ended March 31, 2004 were comprised of $56.3 million in interest-bearing demand, $42.3 million in money market accounts, $20.1 million in savings accounts and $63.0 million in term accounts.

Provision for Loan Losses

For the three months ended March 31, 2004, the Company's provision for loan losses was $50 thousand, as compared to $18 thousand for the same prior year period. There were no significant changes in loan portfolio composition, asset quality, or credit delinquencies that impacted the allowance for loan losses during the three months ended March 31, 2004, as compared to the same period in 2003.

Other Income

Other income was $181 thousand for the three months ended March 31, 2004, as compared to $208 thousand for the same period in 2003. The $27 thousand decrease was due primarily to gains on the sale of available for sale securities which totaled $50 thousand for the three months ended March 31, 2003 as compared to $0 for the three months ended March 31, 2004. Service charges on deposit accounts totaled $172 thousand for the three months ended March 31, 2004 as compared to $134 thousand for the same period in 2003. These service charge revenues are consistent with the growth of the deposit base and number of deposit accounts. Other service charges, commissions and fees totaled $9 thousand for the three months ended March 31, 2004 as compared to $24 thousand for the same period in 2003.

Operating Expenses

Operating expenses were $1.7 million for the three months ended March 31, 2004, as compared to $1.5 million for the same period in 2003. The increase was consistent with the general growth of the Bank. Operating expenses generally include costs associated with employee salaries and benefits, occupancy expenses, data processing fees, professional fees and other operating expenses. Full-time equivalent employees totaled 71 at March 31, 2004 as compared to 70 at March 31, 2003. The table below presents operating expenses, by major category, for the three months ended March 31, 2004 and 2003.

                                                            Three months ended
                                                                 March 31,
Operating expenses                                          2004           2003
------------------                                          ----           ----
Salaries and employee benefits                            $    863      $    772
Net occupancy expenses                                         197           206
Data processing fees                                           133           122
Outside service fees                                           122           119
Advertising and marketing expenses                              58            34
Printing, stationery, and supplies                              43            48
Audit and tax fees                                              29            21
Legal fees and expenses                                         18            21
Other operating expenses                                       208           187
                                                          --------      --------
      Total                                               $  1,671      $  1,530
                                                          ========      ========

Liquidity and Capital Resources

Liquidity defines the ability of the Bank to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank's asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements. Since inception, the liquidity needs of the Bank were primarily met by cash on hand and loan and investment amortizations. The Bank invests funds not needed for operations (excess liquidity) primarily in daily Federal funds sold. With adequate cash flows resulting from deposits and the issuance of Subordinated Debentures during the first three months of 2004 and the year 2003, the Bank maintained levels of short-term assets sufficient to maintain ample liquidity. During the first three months of 2004 and the year 2003, the Bank continued to grow its investment securities available for sale portfolio which serves as a secondary source of liquidity. The market value of that portfolio was $86.1 million at March 31, 2004 and $68.2 million at December 31, 2003.

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

Supplemental sources of liquidity include lines of credit with correspondent banks, certificates of deposit and wholesale as well as retail repurchase agreements. Correspondent banks are typically referred to as a "bank's bank" by offering essential services such as cash letter processing, investment services, loan participation support, wire transfer operations and other traditional banking services. "Brokered deposits," as defined in FDIC Regulation 337.6, means any deposit that is obtained, directly or indirectly, from or through the mediation or assistance of a deposit broker. Brokered deposits may be utilized only if authorized by the Company's Board of Directors. Contingent liquidity sources will include off-balance sheet funds such as advances from the Federal Reserve Bank and Federal funds purchase lines with upstream correspondents, commonly defined as a banking institution that provides correspondent banking services. An additional source of liquidity is made available by curtailing loan activity and instead using the available cash to fund short-term investments such as overnight Federal funds sold or other approved investments maturing in less than one year. In addition, future expansion of the Bank's retail banking network will create additional sources of liquidity from new deposit customer relationships.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table on the next page) of total capital and Tier I capital to risk weighted assets, and of Tier I capital to average assets (leverage ratio). We believe that, as of March 31, 2004, the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2004, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. No conditions or events have occurred since that notification that we believe has changed the Bank's category.

The Bank's actual capital ratios at March 31, 2004 and December 31, 2003 are presented in the following table:

                                              Tier I                       Tier I
                                            Capital to                   Capital to                    Total Capital to
                                       Average Assets Ratio            Risk Weighted                     Risk Weighted
                                         (Leverage Ratio)                Asset Ratio                      Asset Ratio
                                    March 31,     December 31,     March 31,     December 31,      March 31,       December 31,
                                      2004            2003           2004            2003             2004             2003
                                    -------------------------------------------------------------------------------------------
Monmouth Community Bank              9.10%           6.86%          14.07%          11.01%           15.05%           12.01%

"Adequately capitalized"
institution (under Federal
regulations)                         4.00%           4.00%           4.00%           4.00%            8.00%            8.00%

"Well capitalized" institution
(under Federal regulations)          5.00%           5.00%           6.00%           6.00%           10.00%           10.00%

Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debt

In March 2004, MCBK Capital Trust I, a newly formed Delaware statutory business trust and a wholly-owned, unconsolidated subsidiary of the Company, issued an aggregate of $5.0 million of trust preferred securities to ALESCO Preferred Funding III, a pooled investment vehicle. Sandler O'Neill & Partners, L.P. acted as placement agent in connection with the offering of the trust preferred securities. The securities issued by MCBK Capital Trust I are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to the three month LIBOR plus 285 basis points, which resets quarterly, with an initial interest rate of 3.96%. The securities mature on April 7, 2034 and may be called at par by the Company any time after April 7, 2009. These securities were placed in a private transaction exempted from registration under the Securities Act of 1933, as amended.

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase the Subordinated Debentures from the Company. The Subordinated Debentures bear a variable interest rate equal to LIBOR plus 2.85% (1.11% + 2.85% = 3.96% at March 25, 2004). Although the Subordinated Debentures are treated as debt of the Company, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of the Company. At March 31, 2004, the $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital. The Company is using the proceeds it received from the Subordinated Debentures to support the general balance sheet growth of the Bank and to help ensure that the Bank maintains the required regulatory capital ratios.

In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier I Capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I Capital for regulatory capital purposes. Assuming the Company would not be allowed to include the $5.0 million in trust preferred securities issued by the subsidiary trust in Tier I Capital, the Company, due to its capital structure, would remain "well capitalized" at March 31, 2004.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer and the Company's Executive Vice President, Chief Financial Officer, Treasurer and Secretary, who concluded that the Company's disclosure controls and procedures are effective. The Company's Internal Auditor also participated in this evaluation. As determined by this evaluation, during the Company's last fiscal quarter, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

            Not Applicable.

Item 3.     Defaults Upon Senior Securities

            Not Applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

            Not Applicable.

Item 5.     Other Information

            Not Applicable.

Item 6.     Exhibits and Reports on Form 8-K

      a) Exhibits: See Index of Exhibits commencing on page E-1.

      b) Reports on Form 8-K:

      During the three months ended March 31, 2004, the Registrant filed with and/or furnished to the Securities and Exchange Commission the following three reports on Form 8-K, none of which contained financial statements:

      1) The Registrant filed a Form 8-K with the Securities and Exchange Commission on March 31, 2004 pursuant to Item 5 with respect to a press release, dated March 26, 2004, announcing that it completed a $5.0 million capital trust offering on March 25, 2004 through its newly formed Delaware statutory business trust and wholly-owned unconsolidated subsidiary, MCBK Capital Trust I.

      2) The Registrant furnished a Form 8-K to the Securities and Exchange Commission on February 6, 2004 pursuant to Item 12 with respect to a press release, dated February 6, 2004, announcing its consolidated financial results for its fourth quarter and year ended December 31, 2003.

      3) The Registrant filed a Form 8-K with the Securities and Exchange Commission on January 7, 2004 pursuant to Item 5 with respect to a press release, dated January 6, 2004, announcing that the its wholly-owned subsidiary, Monmouth Community Bank, N.A., had been named as one of New Jersey's top two small business-friendly banks by the Office of Advocacy of the U.S. Small Business Administration.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Monmouth Community Bancorp
                                    --------------------------------------------
                                    Registrant


DATE:  May 14, 2004                 /s/ James S. Vaccaro
                                    --------------------------------------------
                                    James S. Vaccaro
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


DATE: May 14, 2004                  /s/ Anthony Giordano, III
                                    --------------------------------------------
                                    Anthony Giordano, III
                                    Executive Vice President, Chief Financial
                                    Officer, Treasurer and Secretary
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

   3.2 By-laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23,
                    2002).

   3.3 Audit Committee Charter (Incorporated by reference to Appendix A to the Registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders).

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

   10.10 Indenture between Registrant and Wilmington Trust Company, dated March 25, 2004 (Incorporated by reference to Exhibit
                    10.10 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003).

   10.11 Amended and Restated Declaration of Trust of MCBK Capital Trust I, dated March 25, 2004 (Incorporated by reference to
                    Exhibit 10.11 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003).

   10.12 Guarantee Agreement by Registrant and Wilmington Trust Company, dated March 25, 2004 (Incorporated by reference to
                    Exhibit 10.12 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003).

   14.1 Chief Executive and Senior Financial Officer Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003).

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