Form 10QSB
period 2004-06-30
MONMOUTH COMMUNITY BANCORP
filed 2004-08-16
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to _____________

                         Commission file number 0-49925

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 13, 2004, there were 1,860,662 shares of the Issuer's Common Stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                           Monmouth Community Bancorp

                              INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

Item 1.  Financial Statements

         Consolidated Balance Sheets
         as of  June 30, 2004 (unaudited) and December 31, 2003................1

         Consolidated Statements of Income (unaudited)
         for the three and six months ended June 30, 2004 and 2003 ............2

         Consolidated Statements of Cash Flows (unaudited)
         for the  six months ended June 30, 2004 and 2003......................3

         Notes to Unaudited Consolidated Financial Statements..................4

Item 2.  Management's Discussion and Analysis
         or Plan of Operation..................................................8

Item 3.  Controls and Procedures..............................................14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................15

Item 2.  Changes in Securities and Small Business Issuer Purchases
         of Equity Securities.................................................15

Item 3.  Defaults Upon Senior Securities......................................15

Item 4.  Submission of Matters to a Vote of Security Holders..................15

Item 5.  Other Information....................................................15

Item 6.  Exhibits and Reports on Form 8-K.....................................16

Signatures....................................................................17

Index of Exhibits........................................................... E-1

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

                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003
                (dollars in thousands, except per share amounts)

                                                               June 30,       December 31,
                                                                 2004             2003
                                                               ---------      ------------
ASSETS                                                        (unaudited)
Cash and due from banks                                        $  10,264       $   9,689
Federal funds sold                                                11,080           4,675
Investment securities available for sale, at market value         77,785          68,196
Investment securities held to maturity (market value of
     $17,701 and $15,278 at June 30, 2004 and
     December 31, 2003, respectively)                             17,928          15,079
Loans, net                                                       133,004         115,805
Premises and equipment                                             2,021           2,171
Other assets                                                       3,362           2,037
Due from broker                                                       --           4,961
                                                               ---------       ---------

          Total assets                                         $ 255,444       $ 222,613
                                                               =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Non-interest bearing                                      $  31,191       $  26,818
     Interest bearing                                            190,358         180,416
                                                               ---------       ---------
                                                                 221,549         207,234

Accrued expenses and other liabilities                               294             480
Borrowings                                                        14,000              --
Subordinated debentures                                            5,155              --
                                                               ---------       ---------

          Total liabilities                                      240,998         207,714
                                                               ---------       ---------

Shareholders' equity:
     Common stock, par value $0.01 per share. Authorized
     100,000,000 shares and issued and outstanding
     1,860,599 shares at June 30, 2004 and
     1,860,403 shares at December 31, 2003                            19              19
Additional paid-in capital                                        15,239          15,238
Accumulated other comprehensive loss                              (1,422)           (358)
Retained earnings                                                    610              --
                                                               ---------       ---------
          Total shareholders' equity                              14,446          14,899

                                                               ---------       ---------
          Total liabilities and shareholders' equity           $ 255,444       $ 222,613
                                                               =========       =========

See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                (dollars in thousands, except per share amounts)

                                                                   Three months ended       Six months ended
                                                                        June 30,                June 30,
                                                                    2004        2003        2004        2003
                                                                   ------------------      ------------------
                                                                       (unaudited)             (unaudited)
Interest and dividend income:
     Interest and fees on loans                                    $1,958      $1,567      $3,836      $3,073
     Interest on securities available for sale                        644         418       1,238         840
     Interest on securities held to maturity                          186         223         343         480
     Interest on federal funds sold and due from banks                 13          45          31          84
                                                                   ------      ------      ------      ------
          Total interest income                                     2,801       2,253       5,448       4,477

Interest expense:
     Interest expense on deposits                                     625         688       1,238       1,391
     Interest expense on Subordinated Debentures                       61          --          61          --
     Interest expense on other borrowings                              11          --          11          --
                                                                   ------      ------      ------      ------
          Total interest expense                                      697         688       1,310       1,391

                                                                   ------      ------      ------      ------
          Net interest income                                       2,104       1,565       4,138       3,086
                                                                   ------      ------      ------      ------

Provision for loan losses:                                             78           5         128          23
                                                                   ------      ------      ------      ------
          Net interest income after provision for loan losses       2,026       1,560       4,010       3,063
                                                                   ------      ------      ------      ------

Other income:
     Service charges on deposit accounts                              222         176         394         310
     Gain on the sale of available for sale securities                 --          --          --          50
     Other service charges, commissions and fees                        9           6          18          30
                                                                   ------      ------      ------      ------
          Total other income                                          231         182         412         390
                                                                   ------      ------      ------      ------

Operating expenses:
     Salaries and employee benefits                                   883         797       1,746       1,569
     Net occupancy expenses                                           203         195         400         401
     Data processing fees                                             137         120         270         242
     Other operating expenses                                         537         451       1,015         881
                                                                   ------      ------      ------      ------
          Total other expenses                                      1,760       1,563       3,431       3,093
                                                                   ------      ------      ------      ------

Income before provision for income taxes                              497         179         991         360

Income taxes                                                          181          72         381         144
                                                                   ------      ------      ------      ------

     Net income                                                    $  316      $  107      $  610      $  216
                                                                   ======      ======      ======      ======

Basic earnings per share                                           $  .17      $  .06      $  .33      $  .12
                                                                   ======      ======      ======      ======
Diluted earnings per share                                         $  .16      $  .06      $  .31      $  .11
                                                                   ======      ======      ======      ======

Average basic shares outstanding                                    1,861       1,860       1,861       1,860
                                                                   ======      ======      ======      ======
Average diluted shares outstanding                                  1,950       1,909       1,952       1,903
                                                                   ======      ======      ======      ======

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                             (dollars in thousands)

                                                                                         Six months ended
                                                                                             June 30,
                                                                                        2004           2003
                                                                                      --------       --------
                                                                                    (unaudited)     (unaudited)
Cash flows from operating activities:
     Net income                                                                       $    610       $    216
Adjustments to reconcile net income to net cash provided by operating activities
    Deferred taxes                                                                        (190)            --
    Provision for loan losses                                                              128             23
    Depreciation and amortization                                                          213            203
    Gain on the sale of available for sale securities                                       --            (50)
    Decrease in due from broker                                                          4,961             --
    Gain on the sale of loans held for sale                                                 --            (13)
    Origination of loans held for sale                                                      --         (1,605)
    Proceeds from sale of loans held for sale                                               --          1,920
    Net premium amortization on held to maturity securities                                 18             65
    Net premium amortization on available for sale securities                              210            333
    Increase in other assets                                                            (1,325)          (138)
    Decrease in accrued expenses and other liabilities                                    (186)          (210)
                                                                                      --------       --------
         Net cash provided by operating activities                                       4,439            744
                                                                                      --------       --------

Cash flows from investing activities:
     Purchase of investment securities held to maturity                                 (4,992)            --
     Purchase of investment securities available for sale                              (20,782)       (53,081)
     Maturities of and paydowns on investment securities held to maturity                2,125          3,947
     Maturities of and paydowns on investment securities available for sale             10,110         25,844
     Net increase in loans                                                             (17,327)          (790)
     Purchases of premises and equipment, net                                              (63)          (343)
                                                                                      --------       --------
           Net cash used in investment activities                                      (30,929)       (24,386)
                                                                                      --------       --------

Cash flows from financing activities:
     Net increase in non-interest bearing deposits                                       4,373          5,945
     Net increase in interest bearing deposits                                           9,942         18,428
     Net increase in subordinated debentures                                             5,155             --
     Net increase in borrowings                                                         14,000             --
                                                                                      --------       --------
           Net cash provided by financing activities                                    33,470         24,373
                                                                                      --------       --------

            Increase in cash and cash equivalents                                        6,980            694

Cash and cash equivalents at beginning of period                                        14,364         16,380
                                                                                      --------       --------
Cash and cash equivalents at end of period                                            $ 21,344       $ 17,074
                                                                                      ========       ========

Cash paid during the period for:
     Interest                                                                         $  1,229       $  1,373
                                                                                      ========       ========
     Income Taxes                                                                     $    753       $    353
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

The interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations that may be expected for all of 2004.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

The number of shares outstanding and earnings per share amounts set forth herein for all periods presented have been adjusted to reflect the six-for-five stock split for shareholders of record on July 15, 2004.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

Note 2. Earnings per Share

The following table reconciles shares outstanding for basic and diluted earnings per share, adjusted for the six-for-five stock split for shareholders of record on July 15, 2004, for the three and six months ended June 30, 2004 and 2003 (in thousands):

                                        Three months ended     Six months ended
                                             June 30,              June 30,
                                          2004       2003       2004       2003
                                         -----      -----      -----      -----
Average basic shares outstanding         1,861      1,860      1,861      1,860
Add: Effect of dilutive securities:
     Stock options                          89         49         91         43
                                         -----      -----      -----      -----
Average diluted shares outstanding       1,950      1,909      1,952      1,903
                                         =====      =====      =====      =====

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

Had compensation cost for the Company's stock options been determined in accordance with SFAS No. 123, the Company's net income and related earnings per share amounts, adjusted for the six-for-five stock split for shareholders of record on July 15, 2004, for the three and six months ended June 30, 2004 and 2003 would have decreased to the following pro forma amounts:

                                                                   Three months ended                Six months ended
                                                                        June 30,                          June 30,
                                                                  2004             2003             2004             2003
                                                                  ----             ----             ----             ----
Net Income :
   As reported                                                $   316,000      $   107,000      $   610,000      $   216,000
   Deduct: Total stock-based employee compensation
           expense determined under the fair value-based
           method for all awards, net of related tax
           effects                                            $    83,000      $    31,000      $   153,000      $    60,000
                                                              -----------      -----------      -----------      -----------
   Pro forma                                                  $   233,000      $    76,000      $   457,000      $   156,000
                                                              ===========      ===========      ===========      ===========

Net income per share - basic:
   As reported                                                $      0.17      $      0.06      $      0.33      $      0.12
   Pro forma                                                  $      0.13      $      0.04      $      0.25      $      0.08
                                                              ===========      ===========      ===========      ===========

Net income per share - diluted:
   As reported                                                $      0.16      $      0.06      $      0.31      $      0.11
   Pro forma                                                  $      0.12      $      0.04      $      0.23      $      0.08
                                                              ===========      ===========      ===========      ===========

Note 3. Loans Receivable, Net

Loans receivable, net at June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

                                                 June 30,        December 31,
Loan Type                                          2004              2003
                                                 --------        ------------

Commercial and industrial loans                  $ 22,560          $ 20,380
Real estate loans - commercial                     90,585            77,799
Home equity and second mortgages                   20,660            17,734
Consumer loans                                        705             1,270
                                                 --------          --------
     Total                                       $134,510          $117,183
Less:
     Allowance for loan losses                      1,506             1,378
                                                 --------          --------
          Net loans                              $133,004          $115,805
                                                 ========          ========

Non-Performing Loans

Loans are considered to be non-performing if they (i) are on a non-accrual basis, (ii) are past due ninety (90) days or more and still accruing interest, or (iii) have been renegotiated to provide a reduction or deferral of interest because of a weakening in the financial position of the borrowers. A loan which is past due ninety (90) days or more, and still accruing interest, remains on accrual status only where it is both adequately secured as to principal and is in the process of collection. The Bank had non-accrual loans totaling $310,000 at June 30, 2004 and $40,000 at December 31, 2003. The increase is due to two loans to a single borrower. Those loans are well secured by real estate and full payment is expected.

Note 4. Deposits

The major types of deposits at June 30, 2004 and December 31, 2003 were as follows (in thousands):

                                                     June 30,     December 31,
Deposit Type                                           2004          2003
                                                     --------     ------------

Non-interest bearing                                 $ 31,191       $ 26,818
Checking                                               57,158         55,178
Savings                                                19,632         20,284
Money market                                           39,199         42,803
Certificates of deposit of less than $100,000          26,845         17,449
Certificates of deposit of $100,000 or more            47,524         44,702
                                                     --------       --------
     Total                                           $221,549       $207,234
                                                     ========       ========

Note 5. Subordinated Debentures

In March 2004, MCBK Capital Trust I, a newly formed Delaware statutory business trust and a wholly-owned, unconsolidated subsidiary of the Company, issued an aggregate of $5.0 million of trust preferred securities to ALESCO Preferred Funding III, a pooled investment vehicle. Sandler O'Neill & Partners, L.P. acted as placement agent in connection with the offering of the trust preferred securities. The securities issued by MCBK Capital Trust I are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to the three-month LIBOR plus 285 basis points, which resets quarterly, with an initial interest rate of 3.96%. The securities mature on April 7, 2034 and may be called at par by the Company any time after April 7, 2009. These securities were placed in a private transaction exempted from registration under the Securities Act of 1933, as amended.

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of floating rate junior subordinated debt securities (the "Subordinated Debentures") from the Company. The Subordinated Debentures bear a variable interest rate equal to LIBOR plus 2.85% (1.60% + 2.85% = 4.45% at July 7, 2004). Although the Subordinated Debentures are treated as debt of the Company, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of the Company. At June 30, 2004, the $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital. The Company is using the proceeds it received from the Subordinated Debentures to support the general balance sheet growth of the Bank and to help ensure that the Bank maintains the required regulatory capital ratios.

In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier I Capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I Capital for regulatory capital purposes. Assuming the Company would not be allowed to include the $5.0 million in trust preferred securities issued by the subsidiary trust in Tier I Capital, the Bank, due to its capital structure, would remain "well capitalized" at June 30, 2004.

Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), was issued in January 2003. FIN 46 applies to enterprises that hold a variable interest in variable interest entities created after January 31, 2003. Under FIN 46, the Company is not permitted to consolidate MCBK Capital Trust I, the subsidiary trust created in connection with the offering of trust preferred securities. The deconsolidation of a subsidiary trust results in the Company reporting on its statements of condition the Subordinated Debentures that have been issued from the Company to the subsidiary trust.

Note 6. Short-term Borrowings

At June 30, 2004, the Bank had $14 million in overnight borrowings as compared to no borrowings at December 31, 2003. The increase in borrowings was necessary in order to fund the increased demand for loans that occurred during the second quarter of 2004. All $14 million of these borrowings were repaid during July, 2004.

Note 7. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, net of tax. Total comprehensive income
(loss) for the three and six months ended June 30, 2004 and 2003 was as follows (in thousands):

                                                        Three months ended       Six months ended
                                                              June 30,                June 30,
Comprehensive Income                                     2004         2003       2004          2003
                                                        ------------------      -------------------
Net income                                              $   316       $107      $   610       $ 216
Unrealized gain (loss) on securities available for
sale, net of tax                                         (1,460)        56       (1,064)        (21)
Less: Reclassification adjustment for gains
included in net income, net of tax                           --                      --         (33)
                                                        -------       ----      -------       -----
     Total comprehensive (loss) income                  ($1,144)      $163      ($  454)      $ 162
                                                        =======       ====      =======       =====


Note 8. Material Transaction

On June 30, 2004, the Company and Allaire Community Bank ("Allaire") entered into an Agreement and Plan of Acquisition to combine, as equals, in a strategic business combination transaction. The agreement provides for the Company to change its name to Central Jersey Bancorp, effect a six-for-five stock split to shareholders of record as of July 15, 2004, and exchange one share of Central Jersey Bancorp common stock for each outstanding share of Allaire common stock. It is anticipated that subsequent to the consummation of the combination, Allaire and the Bank will combine and thereafter be referred to as Central Jersey Bank, National Association. The proposed combination is subject to certain customary conditions including the Company and Allaire receiving shareholder and regulatory approvals. The combination is anticipated to close by the end of 2004.

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

Critical Accounting Policies and Estimates

"Management's Discussion and Analysis or Plan of Operation," as well as disclosures found elsewhere in this Form 10-QSB, are based upon the Company's unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company's audited consolidated financial statements for the year ended December 31, 2003, included with the Company's Form 10-KSB for the year ended December 31, 2003, contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses requires management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Company's Audit Committee and its Board of Directors.

The allowance for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of: (i) known and inherent risks in the portfolio, (ii) the size and composition of the portfolio, (iii) actual loan loss experience, (iv) the level of delinquencies, (v) the individual loans for which full collectibility may not be assured, (vi) the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and (vii) the current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company's loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic climate. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control.

The number of shares outstanding and earnings per share amounts set forth herein for all periods presented have been adjusted to reflect the six-for-five stock split for shareholders of record on July 15, 2004.

Financial Condition

Total assets at June 30, 2004 were $255.4 million, an increase of $32.8 million, or 14.7%, over the December 31, 2003 total of $222.6 million.

Loans, net of the allowance for loan losses, closed the six months ended June 30, 2004 at $133.0 million, an increase of $17.2 million, or 14.9%, over the $115.8 million balance at December 31, 2003. The allowance for loan losses, which began the year at $1.38 million, or 1.18% of total loans, was $1.51 million at June 30, 2004, with the allowance for loan losses ratio at 1.13%. There were no loans charged-off during the six months ended June 30, 2004.

Investments totaled $95.7 million at June 30, 2004, an increase of $12.4 million, or 14.9%, from the December 31, 2003 total of $83.3 million. Of the $25.8 million in investment purchases occurring during the first six months of 2004, $20.8 million were classified available for sale in order to maintain desired levels of liquidity and flexibility.

This strategy resulted in an available for sale portfolio balance of $77.8 million at June 30, 2004, an increase of $9.6 million, or 14.1%, from the December 31, 2003 total of $68.2 million. The held to maturity portfolio of $17.9 million at June 30, 2004, reflected an increase of $2.8 million, or 18.5%, from the December 31, 2003 total of $15.1 million. The increase resulted from the purchase of one mortgage-backed security totaling $5.0 million.

One of the Bank's primary strategies is the accumulation and retention of core deposits. Core deposits are defined as all deposits with the exception of certificates of deposits in excess of $100 thousand. Deposits at June 30, 2004 totaled $221.5 million, an increase of $14.3 million, or 6.9%, over the December 31, 2003 total of $207.2 million. Core deposits as a percentage of total deposits were 78% at both June 30, 2004 and December 31, 2003.

As mentioned in Note 6, the Company issued $5.0 million of Subordinated Debentures during March 2004. The Company is using the proceeds it received from the Subordinated Debentures to support the general balance sheet growth of the Bank and to help ensure that the Bank maintains the required regulatory capital ratios.

At June 30, 2004, the Bank had $14 million in overnight borrowings as compared to no borrowings at December 31, 2003. The increase in borrowings was necessary in order to fund the increased demand for loans that occurred during the second quarter of 2004. All $14 million of these borrowings were repaid during July, 2004.

Results of Operations

General

Net income was $316 thousand for the three months ended June 30, 2004, as compared to net income of $107 thousand for the three months ended June 30, 2003. Basic earnings per share were $0.17 for the three months ended June 30, 2004, as compared to $0.06 for the same period in 2003. Diluted earnings per share were $0.16 for the three months ended June 30, 2004, as compared to $0.06 for the same period in 2003.

Net income was $610 thousand for the six months ended June 30, 2004, as compared to net income of $216 thousand for the six months ended June 30, 2003. Basic earnings per share were $0.33 for the six months ended June 30, 2004, as compared to $0.12 for the same period in 2003. Diluted earnings per share were $0.31 for the six months ended June 30, 2004, as compared to $0.11 for the same period in 2003.

Interest Income

Interest income for the three months ended June 30, 2004 was $2.8 million, as compared to $2.3 million for the three months ended June 30, 2003. The $548 thousand, or 24.0%, increase in interest income was due primarily to general balance sheet growth. The yield on interest-earning assets increased to 4.89% for the three months ended June 30, 2004, as compared to 4.70% for the same prior year period as a result of a higher yielding investment securities portfolio. Average interest-earning assets, which were 95% of average total assets, were $239.0 million for the three months ended June 30, 2004, and were comprised primarily of $124.4 million in loans, $17.5 million in securities held to maturity, $82.9 million in securities available for sale, $2.3 million in Federal funds sold and $582 thousand in other interest bearing deposits.

Interest income for the six months ended June 30, 2004 was $5.4 million, as compared to $4.5 million for the six months ended June 30, 2003. The $971 thousand, or 21.7%, increase in interest income was due primarily to general balance sheet growth. The yield on interest-earning assets declined to 4.91% for the six months ended June 30, 2004, as compared to 4.97% for the same prior year period as a result of the general interest rate environment. Average interest-earning assets, which were 95% of average total assets, were $220.2 million for the six months ended June 30, 2004, and were comprised primarily of $122.6 million in loans, $16.0 million in securities held to maturity, $77.1 million in securities available for sale, $3.9 million in Federal funds sold and $535 thousand in other interest bearing deposits.

Interest Expense

Interest expense for the three months ended June 30, 2004 was $697 thousand, as compared to $688 thousand for the three months ended June 30, 2003. The slight increase was due to interest expense associated with borrowings and Subordinated Debentures that totaled $11 thousand and $61 thousand, respectively, for the three months ended June 30, 2004, offset by a $63 thousand decrease in interest expense on deposits. Interest expense on deposits decreased to

$625 for the three months ended June 30, 2004 as compared to $688 thousand for the same prior year period due primarily to a decrease in the cost of interest-bearing liabilities to 1.34% for the three months ended June 30, 2004, as compared to 1.77% in the same prior year period. This decrease mitigated an increase in average interest-bearing deposits which were $187.3 million for the three months ended June 30, 2004, as compared $160.5 million for the same period in the prior year. Average interest-bearing liabilities for the three months ended June 30, 2004 were comprised of $56.8 million in interest-bearing demand, $41.8 million in money market accounts, $19.9 million in savings accounts and $68.7 million in term accounts.

Interest expense for the six months ended June 30, 2004 was $1.3 million, as compared to $1.4 million for the six months ended June 30, 2003. The slight decrease was due to interest expense on deposits which decreased to $1.2 million for the six months ended June 30, 2004 as compared to $1.4 million for the same prior year period due primarily to a decrease in the cost of interest-bearing liabilities to 1.35% for the six months ended June 30, 2004, as compared to 1.87% in the same prior year period. This decrease mitigated an increase in average interest-bearing deposits which were $188.5 million for the six months ended June 30, 2004, as compared $149.9 million for the same period in the prior year. Average interest-bearing liabilities for the six months ended June 30, 2004 were comprised of $56.6 million in interest-bearing demand, $42.0 million in money market accounts, $20.0 million in savings accounts and $65.8 million in term accounts. Interest expense associated with borrowings and Subordinated Debentures totaled $11 thousand and $61 thousand, respectively, for the six months ended June 30, 2004, as compared to no interest expense for those items in the same prior year period.

Provision for Loan Losses

For the three months ended June 30, 2004, the Company's provision for loan losses was $78 thousand, as compared to $5 thousand for the same prior year period. The increase in the provision for loan losses for the three months ended June 30, 2004 was commensurate with the growth in the loan portfolio as compared to the same period in 2003. There were no significant changes in loan portfolio composition, asset quality, or credit delinquencies that impacted the allowance for loan losses during the three months ended June 30, 2004, as compared to the same period in 2003.

For the six months ended June 30, 2004, the Company's provision for loan losses was $128 thousand, as compared to $23 thousand for the same prior year period. The increase in the provision for loan losses for the six months ended June 30, 2004 was commensurate with the growth in the loan portfolio as compared to the same period in 2003. There were no significant changes in loan portfolio composition, asset quality, or credit delinquencies that impacted the allowance for loan losses during the six months ended June 30, 2004, as compared to the same period in 2003.

Other Income

Other income was $231 thousand for the three months ended June 30, 2004, as compared to $182 thousand for the same period in 2003. Service charges on deposit accounts totaled $222 thousand for the three months ended June 30, 2004, as compared to $176 thousand for the same period in 2003. These service charge revenues are consistent with the growth of the deposit base and number of deposit accounts. Other service charges, commissions and fees totaled $9 thousand for the three months ended June 30, 2004 as compared to $6 thousand for the same period in 2003.

Other income was $412 thousand for the six months ended June 30, 2004, as compared to $390 thousand for the same period in 2003. Service charges on deposit accounts totaled $394 thousand for the six months ended June 30, 2004, as compared to $310 thousand for the same period in 2003. These service charge revenues are consistent with the growth of the deposit base and number of deposit accounts. Other service charges, commissions and fees totaled $18 thousand for the six months ended June 30, 2004 as compared to $30 thousand for the same period in 2003. There were no gains from the sale of available for sale securities for the six months ended June 30, 2004, as compared to the gain from the sale of available for sale securities of $50 thousand for the same period in 2003.

Operating Expenses

Operating expenses were $1.8 million and $3.4 million, respectively, for the three and six months ended June 30, 2004, as compared to $1.6 million and $3.1 million, respectively, for the same periods in 2003. The period increases were consistent with the general growth of the Company. Operating expenses generally include costs associated with employee salaries and benefits, occupancy expenses, data processing fees, professional fees and other operating expenses. Full-time equivalent employees totaled 74.5 at June 30, 2004 as compared to 70 at June 30, 2003. The table below presents operating expenses, by major category, for the three and six months ended June 30, 2004 and 2003, respectively.

                                             Three months ended                    Six months ended
                                                  June 30,                             June 30,
Operating expenses                         2004                2003            2004                2003
                                           ----                ----            ----                ----
Salaries and employee benefits            $  883              $  797          $1,746              $1,569
Net occupancy expenses                       203                 195             400                 401
Data processing fees                         137                 120             270                 242
Outside service fees                         129                 121             251                 240
Advertising and marketing expenses            58                  30             116                  64
Printing, stationery, and supplies            46                  50              89                  98
Audit and tax fees                            29                  21              58                  42
Legal fees and expenses                       24                  21              42                  42
Other operating expenses                     251                 208             459                 395
                                          ------              ------          ------              ------
      Total                               $1,760              $1,563          $3,431              $3,093
                                          ======              ======          ======              ======

Liquidity and Capital Resources

Liquidity defines the ability of the Bank to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank's asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements. Since inception, cash on hand and loan and investment amortizations primarily met the liquidity needs of the Bank. The Bank invests funds not needed for operations (excess liquidity) primarily in daily Federal funds sold. With adequate cash flows resulting from deposit growth and the proceeds received by the Bank in connection with the Company's issuance of the Subordinated Debentures, during the first six months of 2004 and the year 2003 the Bank maintained levels of short-term assets sufficient to maintain ample liquidity. During the first six months of 2004 and the year 2003, the Bank continued to grow its investment securities available for sale portfolio that serves as a secondary source of liquidity. The market value of that portfolio was $77.8 million at June 30, 2004 and $68.2 million at December 31, 2003.

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

Supplemental sources of liquidity include lines of credit with correspondent banks, certificates of deposit and wholesale as well as retail repurchase agreements. Correspondent banks are typically referred to as a "bank's bank" by offering essential services such as cash letter processing, investment services, loan participation support, wire transfer operations and other traditional banking services. "Brokered deposits," as defined in FDIC Regulation 337.6, means any deposit that is obtained, directly or indirectly, from or through the mediation or assistance of a deposit broker. Brokered deposits may be utilized only if authorized by the Company's Board of Directors. Contingent liquidity sources will include off-balance sheet funds such as advances from the Federal Reserve Bank and Federal funds purchase lines with upstream correspondents, commonly defined as a banking institution that provides correspondent banking services. An additional source of liquidity is made available by decreasing loan activity and using the cash available as a result of such decreased loan activity to fund short-term investments such as overnight Federal funds sold or other approved investments maturing in less than one year. In addition, future expansion of the Bank's retail banking network will create additional sources of liquidity from new deposit customer relationships.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table on the next page) of total capital and Tier I Capital to risk weighted assets, and of Tier I Capital to average assets (leverage ratio). We believe that, as of June 30, 2004, the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2004, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. No conditions or events have occurred since that notification that we believe has changed the Bank's category.

The Bank's actual capital ratios at June 30, 2004 and December 31, 2003 are presented in the following table:

                                             Tier I                          Tier I
                                           Capital to                      Capital to                   Total Capital to
                                      Average Assets Ratio               Risk Weighted                    Risk Weighted
                                        (Leverage Ratio)                  Asset Ratio                      Asset Ratio
                                     June 30,     December 31,       June 30,     December 31,       June 30,      December 31,
                                      2004            2003            2004            2003            2004             2003
                                    -------------------------------------------------------------------------------------------
Monmouth Community Bank              8.32%           6.86%           12.49%          11.01%          13.44%           12.01%

"Adequately capitalized"
institution (under Federal
regulations)                         4.00%           4.00%           4.00%           4.00%            8.00%           8.00%

"Well capitalized" institution
(under Federal regulations)          5.00%           5.00%           6.00%           6.00%           10.00%           10.00%

The Company's actual capital ratios at June 30, 2004 and December 31, 2003 are presented in the following table:

                                                Tier I                        Tier I
                                              Capital to                    Capital to                  Total Capital to
                                         Average Assets Ratio             Risk Weighted                   Risk Weighted
                                           (Leverage Ratio)                Asset Ratio                     Asset Ratio
                                        June 30,    December 31,      June 30,    December 31,       June 30,      December 31,
                                         2004           2003           2004           2003            2004             2003
                                    -------------------------------------------------------------------------------------------
Monmouth Community Bancorp               8.29%          6.86%         12.44%         11.01%          13.39%           12.01%

"Adequately capitalized"
institution (under Federal
regulations)                             4.00%          4.00%         4.00%          4.00%            8.00%           8.00%

"Well capitalized" institution
(under Federal regulations)              5.00%          5.00%         6.00%          6.00%           10.00%           10.00%

Material Transaction

On June 30, 2004, the Company and Allaire entered into an Agreement and Plan of Acquisition to combine, as equals, in a strategic business combination transaction. The agreement provides for the Company to change its name to Central Jersey Bancorp, effect a six-for-five stock split to shareholders of record as of July 15, 2004, and exchange one share of Central Jersey Bancorp common stock for each outstanding share of Allaire common stock. It is anticipated that subsequent to the consummation of the combination, Allaire and the Bank will combine and thereafter be referred to as Central Jersey Bank, National Association. The proposed combination is subject to certain customary conditions including the Company and Allaire receiving shareholder and regulatory approvals. The combination is anticipated to close by the end of 2004.

Guaranteed Preferred Beneficial Interest in the Company's Subordinated Debt

In March 2004, MCBK Capital Trust I, a newly formed Delaware statutory business trust and a wholly-owned, unconsolidated subsidiary of the Company, issued an aggregate of $5.0 million of trust preferred securities to ALESCO Preferred Funding III, a pooled investment vehicle. Sandler O'Neill & Partners, L.P. acted as placement agent in connection with the offering of the trust preferred securities. The securities issued by MCBK Capital Trust I are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to the three-month LIBOR plus 285 basis points, which resets quarterly, with an initial interest rate of 3.96%. The securities mature on April 7, 2034 and may be called at par by the Company any time after April 7, 2009. These securities were placed in a private transaction exempted from registration under the Securities Act of 1933, as amended.

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of Subordinated Debentures from the Company. The Subordinated

Debentures bear a variable interest rate equal to LIBOR plus 2.85% (1.60% + 2.85% = 4.45% at July 7, 2004). Although the Subordinated Debentures are treated as debt of the Company, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of the Company. At June 30, 2004, the $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital. The Company is using the proceeds it received from the Subordinated Debentures to support the general balance sheet growth of the Company and to help ensure that the Bank maintains the required regulatory capital ratios.

In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier I Capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I Capital for regulatory capital purposes. Assuming the Company would not be allowed to include the $5.0 million in trust preferred securities issued by the subsidiary trust in Tier I Capital, the Bank, due to its capital structure, would remain "well capitalized" at June 30, 2004.

Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), was issued in January 2003. FIN 46 applies to enterprises that hold a variable interest in variable interest entities created after January 31, 2003. Under FIN 46, the Company is not permitted to consolidate MCBK Capital Trust I, the subsidiary trust created in connection with the offering of trust preferred securities. The deconsolidation of a subsidiary trust results in the Company reporting on its statements of condition the Subordinated Debentures that have been issued from the Company to the subsidiary trust.

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

      Not Applicable.

Item 3. Defaults Upon Senior Securities

      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      The following matter was submitted to a vote of security holders at the Company's Annual Meeting of Shareholders held on May 27, 2004 (the "Annual Meeting"):

      Election of Directors

      The shareholders re-elected each of James G. Aaron, Esq., Mark R. Aikins, Esq., Nicholas A. Alexander, C.P.A., John A. Brockriede, Richard O. Lindsey, John F. McCann, Harold M. Miller, Jr., Carmen M. Penta, C.P.A., Mark G. Solow and James S. Vaccaro to serve as a director of the Company, each for a one (1) year term. The number of shares that were present at the Annual Meeting in person or by proxy was 1,308,300. The balloting for election was as follows:

                                                                                Votes
          Name of Director                 Votes For          Percentage       Withheld       Percentage
          ----------------                 ---------          ----------       --------       ----------
          James G. Aaron, Esq.             1,306,892             99.89%          1,408           0.11%

          Mark R. Aikins, Esq.             1,307,694             99.95%            606           0.05%

          Nicholas A. Alexander, C.P.A.    1,307,392             99.93%            908           0.07%

          John A. Brockriede               1,307,694             99.95%            606           0.05%

          Richard O. Lindsey               1,306,892             99.89%          1,408           0.11%

          John F. McCann                   1,307,392             99.93%            908           0.07%

          Harold M. Miller, Jr.            1,307,694             99.95%            606           0.05%

          Carmen M. Penta, C.P.A.          1,307,694             99.95%            606           0.05%

          Mark G. Solow                    1,307,694             99.95%            606           0.05%

          James S. Vaccaro                 1,307,694             99.95%            606           0.05%

Item 5. Other Information

      Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

      a)    Exhibits: See Index of Exhibits commencing on page E-1.

      b)    Reports on Form 8-K:

      During the three months ended June 30, 2004, the Registrant furnished to the Securities and Exchange Commission the following current report on Form 8-K:

      On April 30, 2004, the Company furnished a Form 8-K to the Securities and Exchange Commission pursuant to Item 12 with respect to a press release, dated April 29, 2004, announcing its consolidated financial results for its first quarter ended March 31, 2004. The Form 8-K did not contain financial statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Monmouth Community Bancorp
                              Registrant


DATE: August 13, 2004         /s/ James S. Vaccaro
                              --------------------------------------------------
                              James S. Vaccaro
                              Chairman of the Board and
                              Chief Executive Officer
                              (Principal Executive Officer)


DATE: August 13, 2004          /s/ Anthony Giordano, III
                              --------------------------------------------------
                              Anthony Giordano, III
                              Executive Vice President, Chief Financial Officer, Treasurer and Secretary
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

2.2 Agreement and Plan of Acquisition, dated as of June 30, 2004, by and between the Registrant and Allaire Community Bank ("Allaire"): Upon the request of the Securities and Exchange Commission, the Registrant agrees to furnish a copy of Exhibit A - Voting Agreement of Allaire Stockholders and Voting Agreement of the Registrant's Shareholders; Exhibit B - Allaire Affiliate Agreement, Exhibit C - Opinion of Giordano, Halleran & Ciesla, P.C., as counsel to the Registrant, and Exhibit D - Opinion of Frieri Conroy & Lombardo, LLC, as counsel to Allaire, and the following Schedules: Schedule 1.10(a) - Composition of the Registrant's Board of Directors;
                  Schedule 1.10(b) - Composition of Allaire and Monmouth Community Bank Boards of Directors; Schedule 1.10(c) - Executive Officers of the Registrant, Allaire and Monmouth Community Bank; Schedule 3.02(a) - Stock Options (Allaire);
                  Schedule 3.02(b) - Subsidiaries (Allaire); Schedule 3.08 - Absence of Changes or Events (Allaire); Schedule 3.09 - Loan Portfolio (Allaire); Schedule 3.10 - Legal Proceedings (Allaire); Schedule 3.11 - Tax Information (Allaire); Schedule 3.12(a) - Employee Benefit Plans (Allaire); Schedule 3.12(b) - Defined Benefit Plans (Allaire); Schedule 3.12(h) - Payments or Obligations (Allaire); Schedule 3.12(m) - Grantor or "Rabbi" Trusts (Allaire); Schedule 3.12(n) - Retirement Benefits (Allaire); Schedule 3.13(c) - Buildings and Structures (Allaire); Schedule 3.14(a) - Real Estate (Allaire); Schedule 3.14(b) - Leases (Allaire); Schedule 3.16(a) - Material Contracts (Allaire); Schedule 3.16(c) - Certain Other Contracts (Allaire); Schedule 3.16(d) - Effect on Contracts and Consents (Allaire); Schedule 3.18 - Registration Obligations (Allaire); Schedule 3.20 - Insurance (Allaire); Schedule 3.21(b) - Benefit or Compensation Plans (Allaire); Schedule 3.21(d) - Labor Relations (Allaire);
                  Schedule 3.22 - Compliance with Applicable Laws (Allaire);
                  Schedule 3.23 - Transactions with Management (Allaire);
                  Schedule 3.25 - Deposits (Allaire); Schedule 4.02(a) - Stock Options (Registrant); Schedule 4.02(b) - Subsidiaries (Registrant); Schedule 4.08 - Absence of Changes or Events (Registrant); Schedule 4.09 - Loan Portfolio (Registrant);
                  Schedule 4.10 - Legal Proceedings (Registrant); Schedule 4.11
                  - Tax Information (Registrant); Schedule 4.12(a) - Employee Benefit Plans (Registrant); Schedule 4.12(b) - Defined Benefit Plans (Registrant); Schedule 4.12(g) - Payments or Obligations (Registrant); Schedule 4.12(l) - Grantor or "Rabbi" Trusts (Registrant); Schedule 4.12(m) - Retirement Benefits (Registrant); Schedule 4.13(c) - Buildings and Structures; (Registrant) Schedule 4.14(a) and 4.14(b) - Real Estate and Leases (Registrant); Schedule 4.16(a) - Material Contracts (Registrant); Schedule 4.16(c) - Certain Other Contracts (Registrant); Schedule 4.16(d) - Effect on Contracts and Consents (Registrant); Schedule 4.18 - Registration Obligations (Registrant); Schedule 4.20 - Insurance (Registrant); Schedule 4.21(b) - Benefit or Compensation Plans (Registrant); Schedule 4.21(d) - Labor Relations (Registrant);
                  Schedule 4.22 - Compliance with Applicable Laws (Registrant);
                  Schedule 4.23 - Transactions with Management (Registrant);
                  Schedule 4.25 - Deposits (Registrant); Schedule 6.18(a) - Notice of Deadlines (Allaire); and Schedule 6.18(b) - Notice of Deadlines (Registrant).

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

3.3 Audit Committee Charter (Incorporated by reference to Appendix A to the Registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders).

x4. Specimen certificate representing the Registrant's common stock, par value $0.01 per share (Incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

10.1              Registrant's Stock Option Plan (Incorporated by reference to
                  Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23,
                  2002).

x10.2 Lease Agreement between Monmouth Community Bank, as Tenant, and Anthony S. Amoscato and Geraldine R. Amoscato, as Landlord, dated December 22, 1998, for the premises located at 700 Allaire Road, Spring Lake Heights, New Jersey (Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

x10.3 Lease between Monmouth Community Bank, as Tenant, and MCB Associates, L.L.C., as Landlord, dated April 1, 1999, for the premises located at 6 West End Court, Long Branch, New Jersey, as amended by Addenda dated November 1, 1999, February 1, 2000, April 1, 2000, and July 15, 2000 (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

x10.4 Shopping Center Lease, Net Building and Land Lease, between Monmouth Community Bank, as Tenant, and Neptune Realty Associates, as Landlord, dated September 29, 2000, for the premises located at the Neptune City Shopping Center, Neptune City, New Jersey (Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

x10.5 Lease Agreement (Business and Commercial) between Monmouth Community Bank, as Tenant, and Frank Santangelo, as Landlord, dated June 22, 2001, for the premises located at 700 Branch Avenue, Little Silver, New Jersey (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23,
                  2002).

x10.6 Services Agreement between Monmouth Community Bank and Bisys, Inc., dated April 27, 1998, with Additional Services Agreements and Addenda (Incorporated by reference to Exhibit
                  10.7 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

x10.7 QuestPoint Check Services Agreement between Monmouth Community Bank and QuestPoint Check Services, L.P., dated as of August 1, 1998 (Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

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