Form 10QSB
period 2004-09-30
MONMOUTH COMMUNITY BANCORP
filed 2004-11-15
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

                         Commission file number 0-49925

                           Monmouth Community Bancorp
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          New Jersey                                     22-3757709
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                627 Second Avenue, Long Branch, New Jersey 07740
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (732) 571-1300
                           ---------------------------
                           (Issuer's telephone number)

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

Yes |X| No |_|

As of November 12, 2004, there were 1,860,725 shares of the Issuer's Common Stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                           Monmouth Community Bancorp

                              INDEX TO FORM 10-QSB
                              --------------------

PART I.            FINANCIAL INFORMATION
-------            ---------------------
                                                                                        PAGE
                                                                                        ----
Item 1.            Financial Statements

                   Consolidated Balance Sheets
                   as of  September 30, 2004 (unaudited) and December 31, 2003 ........   1

                   Consolidated Statements of Income (unaudited)
                   for the three and nine months ended September 30, 2004 and 2003 ....   2

                   Consolidated Statements of Cash Flows (unaudited)
                   for the nine months ended September 30, 2004 and 2003 ..............   3

                   Notes to Unaudited Consolidated Financial Statements ...............   4

Item 2.            Management's Discussion and Analysis
                   or Plan of Operation ...............................................   8

Item 3.            Controls and Procedures ............................................  14

PART II.           OTHER INFORMATION
--------           -----------------

Item 1.            Legal Proceedings ..................................................  16

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds ........  16

Item 3.            Defaults Upon Senior Securities ....................................  16

Item 4.            Submission of Matters to a Vote of Security Holders ................  16

Item 5.            Other Information ..................................................  16

Item 6             Exhibits ...........................................................  16

Signatures         ....................................................................  17

Index of Exhibits ..................................................................... E-1

                           Forward-Looking Statements
                           --------------------------

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

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003
                (dollars in thousands, except per share amounts)

                                                              September 30,     December 31,
                                                                  2004             2003
                                                              -------------     ------------
ASSETS                                                         (unaudited)
------

Cash and due from banks                                         $  10,283        $   9,689
Federal funds sold                                                  6,075            4,675
Investment securities available for sale, at market value          76,560           68,196
Investment securities held to maturity (market value of
     $17,357 and $15,278 at September 30, 2004 and
     December 31, 2003, respectively)                              17,197           15,079
Loans, net                                                        136,644          115,805
Premises and equipment                                              1,920            2,171
Other assets                                                        2,895            2,037
Due from broker                                                        --            4,961
                                                                ---------        ---------

          Total assets                                          $ 251,574        $ 222,613
                                                                =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
     Non-interest bearing                                       $  31,360        $  26,818
     Interest bearing                                             199,015          180,416
                                                                ---------        ---------
                                                                  230,375          207,234

Accrued expenses and other liabilities                                285              480
Subordinated debentures                                             5,155               --
                                                                ---------        ---------

          Total liabilities                                       235,815          207,714
                                                                ---------        ---------

Shareholders' equity:
     Common stock, par value $0.01 per share. Authorized
     100,000,000 shares and issued and outstanding
     1,860,725 shares at September 30, 2004 and
     1,860,403 shares at December 31, 2003                             19               19
Additional paid-in capital                                         15,236           15,238
Accumulated other comprehensive loss                                 (405)            (358)
Retained earnings                                                     909               --
                                                                ---------        ---------
          Total shareholders' equity                               15,759           14,899

                                                                ---------        ---------
          Total liabilities and shareholders' equity            $ 251,574        $ 222,613
                                                                =========        =========

See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                (dollars in thousands, except per share amounts)

                                                                 Three months ended     Nine months ended
                                                                    September 30,         September 30,
                                                                   2004       2003       2004       2003
                                                                 ------------------     -----------------
                                                                     (unaudited)           (unaudited)
Interest and dividend income:
     Interest and fees on loans                                   $2,096     $1,590     $5,932     $4,663
     Interest on securities available for sale                       651        268      1,889      1,106
     Interest on securities held to maturity                         190        153        533        634
     Interest on federal funds sold and due from banks                25         30         56        114
                                                                  ------     ------     ------     ------
          Total interest income                                    2,962      2,041      8,410      6,517

Interest expense:
     Interest expense on deposits                                    751        604      1,989      1,994
     Interest expense on subordinated debentures                      63         --        124         --
     Interest expense on other borrowings                              5         --         16         --
                                                                  ------     ------     ------     ------
          Total interest expense                                     819        604      2,129      1,994

                                                                  ------     ------     ------     ------
          Net interest income                                      2,143      1,437      6,281      4,523
                                                                  ------     ------     ------     ------

Provision for loan losses:                                            60         16        188         39
                                                                  ------     ------     ------     ------
          Net interest income after provision for loan losses      2,083      1,421      6,093      4,484
                                                                  ------     ------     ------     ------

Other income:
     Service charges on deposit accounts                             226        171        620        481
     Gain on the sale of available for sale securities                --         --         --         50
     Other service charges, commissions and fees                       1          9         19         39
                                                                  ------     ------     ------     ------
          Total other income                                         227        180        639        570
                                                                  ------     ------     ------     ------

Operating expenses:
     Salaries and employee benefits                                  920        812      2,666      2,381
     Net occupancy expenses                                          212        196        612        597
     Data processing fees                                            148        118        418        360
     Other operating expenses                                        528        469      1,543      1,350
                                                                  ------     ------     ------     ------
          Total other expenses                                     1,808      1,595      5,239      4,688
                                                                  ------     ------     ------     ------

Income before provision for income taxes                             502          6      1,493        366

Income taxes                                                         203          2        584        146
                                                                  ------     ------     ------     ------

     Net income                                                   $  299     $    4     $  909     $  220
                                                                  ======     ======     ======     ======

Basic earnings per share                                          $  .16     $  .00     $  .49     $  .12
                                                                  ======     ======     ======     ======
Diluted earnings per share                                        $  .15     $  .00     $  .47     $  .12
                                                                  ======     ======     ======     ======

Average basic shares outstanding                                   1,861      1,861      1,861      1,861
                                                                  ======     ======     ======     ======
Average diluted shares outstanding                                 1,922      1,919      1,952      1,905
                                                                  ======     ======     ======     ======

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                             (dollars in thousands)

                                                                              Nine months ended
                                                                                September 30,
                                                                             2004          2003
                                                                          -----------   -----------
                                                                          (unaudited)   (unaudited)
Cash flows from operating activities:
     Net income                                                            $    909      $    220
Adjustments to reconcile net income to net cash provided by operating activities
    Deferred taxes                                                              (40)           --
    Provision for loan losses                                                   188            39
    Depreciation and amortization                                               314           308
    Gain on the sale of available for sale securities                            --           (50)
    Decrease in due from broker                                               4,961            --
    Gain on the sale of loans held for sale                                      --           (13)
    Origination of loans held for sale                                           --        (1,605)
    Proceeds from sale of loans held for sale                                    --         1,920
    Net premium amortization on held to maturity securities                      23            92
    Net premium amortization on available for sale securities                   287           773
    Increase in other assets                                                   (759)         (504)
    Decrease in accrued expenses and other liabilities                         (195)         (191)
                                                                           --------      --------
         Net cash provided by operating activities                            5,688           989
                                                                           --------      --------

Cash flows from investing activities:
     Purchase of investment securities held to maturity                      (4,992)           --
     Purchase of investment securities available for sale                   (21,127)      (78,845)
     Maturities of and paydowns on investment securities held to              2,851        18,648
       maturity
     Maturities of and paydowns on investment securities available for       12,371        43,893
       sale
     Net increase in loans                                                  (21,027)      (14,990)
     Purchases of premises and equipment, net                                   (64)         (931)
                                                                           --------      --------
           Net cash used in investment activities                           (31,988)      (32,225)
                                                                           --------      --------

Cash flows from financing activities:
     Net increase in non-interest bearing deposits                            4,542         8,946
     Net increase in interest bearing deposits                               18,599        25,228
     Net increase in subordinated debentures                                  5,155            --
     Proceeds from issuance of common stock                                       2             1
     Cash paid for fractional shares                                             (4)           --
                                                                           --------      --------
           Net cash provided by financing activities                         28,294        34,175
                                                                           --------      --------

            Increase in cash and cash equivalents                             1,994         2,939

Cash and cash equivalents at beginning of period                             14,364        16,380
                                                                           --------      --------
Cash and cash equivalents at end of period                                 $ 16,358      $ 19,319
                                                                           ========      ========

Cash paid during the period for:
     Interest                                                              $  2,075      $  1,977
                                                                           ========      ========
     Income Taxes                                                          $  1,048      $    319
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

The interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations that may be expected for all of 2004.

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

Note 2. Earnings per Share
--------------------------

The following table reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 (in thousands):

                                         Three months ended       Nine months ended
                                            September 30,           September 30,
                                           2004        2003        2004        2003
                                          -----       -----       -----       -----
Average basic shares outstanding          1,861       1,861       1,861       1,861
Add: Effect of dilutive securities:

         Stock options                       61          58          91          44
                                          -----       -----       -----       -----
Average diluted shares outstanding        1,922       1,919       1,952       1,905
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

Had compensation cost for the Company's stock options been determined in accordance with SFAS No. 123, the Company's net income and related earnings per share amounts for the three and nine months ended September 30, 2004 and 2003 would have decreased to the following pro forma amounts (in thousands, except per share amounts):

                                                                      Three months ended              Nine months ended
                                                                         September 30,                  September 30,
                                                                      2004           2003            2004           2003
                                                                    --------       --------        --------       --------
Net Income :
   As reported                                                      $    299       $      4        $    909       $    220
    Deduct: Total stock-based employee compensation
            expense determined under the fair value-based
            method for all awards, net of related tax effects       $     84       $     26        $    236       $     74
                                                                    ------------------------------------------------------
   Pro forma                                                        $    215       $    (22)       $    673       $    146
                                                                    ======================================================

Net income per share - basic:
   As reported                                                      $   0.16       $   0.00        $   0.49       $   0.12
   Pro forma                                                        $   0.12       $  (0.01)       $   0.36       $   0.08
                                                                    ======================================================

Net income per share - diluted:
   As reported                                                      $   0.15       $   0.00        $   0.47       $   0.12
   Pro forma                                                        $   0.11       $  (0.01)       $   0.34       $   0.08
                                                                    ======================================================

Note 3. Loans Receivable, Net
-----------------------------

Loans receivable, net at September 30, 2004 and December 31, 2003, consisted of the following (in thousands):

                                                 September 30,      December 31,
Loan Type                                            2004               2003
------------------------------------------       -------------      ------------

Commercial and industrial loans                    $ 23,278           $ 20,380
Real estate loans - commercial                       92,201             77,799
Home equity and second mortgages                     22,058             17,734
Consumer loans                                          673              1,270
                                                   --------           --------
     Total                                         $138,210           $117,183

Less:
     Allowance for loan losses                        1,566              1,378
                                                   --------           --------
          Net loans                                $136,644           $115,805
                                                   ========           ========

Non-Performing Loans

Loans are considered to be non-performing if they (a) are on a non-accrual basis, (b) are past due ninety days or more and still accruing interest, or (c) have been renegotiated to provide a reduction or deferral of interest because of a weakening in the financial position of the borrowers. A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only where it is both adequately secured as to principal and is in the process of collection. The Bank had four non-accrual loans totaling $400,000 at September 30, 2004 and $40,000 at December 31, 2003. The increase is due primarily to two loans to a single borrower totaling $310,000. Those loans are well secured by real estate and full payment is expected.

Note 4. Deposits
----------------

The major types of deposits at September 30, 2004 and December 31, 2003 were as follows (in thousands):

                                                     September 30,  December 31,
Deposit Type                                             2004           2003
--------------------------------------------------   -------------  ------------

Non-interest bearing                                   $ 31,360       $ 26,818
Checking                                                 54,131         55,178
Savings                                                  19,350         20,284
Money market                                             37,318         42,803
Certificates of deposit of less than $100,000            29,414         17,449
Certificates of deposit of $100,000 or more              58,802         44,702
                                                       --------       --------
     Total                                             $230,375       $207,234
                                                       ========       ========

Note 5. Subordinated Debentures
-------------------------------

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

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.2 million of floating rate junior subordinated debt securities (the "Subordinated Debentures") from the Company. The Subordinated Debentures bear a variable interest rate equal to LIBOR plus 2.85% (2.07% + 2.85% = 4.92% at October 13,
2004). Although the Subordinated Debentures are treated as debt of the Company, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of the Company. At September 30, 2004, the $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital. The Company is using the proceeds it received from the Subordinated Debentures to support the general balance sheet growth of the Bank and to help ensure that the Bank maintains the required regulatory capital ratios.

On May 6, 2004, the Federal Reserve issued a proposed rule that would continue to allow trust preferred securities issued by variable interest entities, such as MCBK Capital Trust I, to constitute Tier I Capital for bank holding companies. The proposed rules would impose stricter quantitative and qualitative limits on the Tier I Capital treatment of trust preferred securities. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a holding company's core capital elements. The proposed rules would amend the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill. The proposed rules would not have an adverse impact on the treatment of the trust preferred securities issued by MCBK Capital Trust I. However, it is possible that the Federal Reserve rules will not be adopted as proposed and that the Federal Reserve will conclude that trust preferred securities should no longer be treated as Tier I Capital. Assuming the Company would not be allowed to include the $5.0 million in trust preferred securities issued by the subsidiary trust in Tier I Capital, the Bank, due to its capital structure, would remain "well capitalized" at September 30, 2004.

Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), was issued in January 2003. FIN 46 applies immediately to enterprises that hold a variable interest in variable interest entities created after January 31, 2003. FIN 46 provides guidance on the identification of entities controlled through means other than voting rights. Further, FIN

46 specifies how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. The adoption of FIN 46 did not have an impact on the Company's consolidated financial statements, however, the Company will not be permitted to consolidate the subsidiary trust created in the issuance of trust preferred securities. The deconsolidation of a subsidiary trust results in the Company reporting on its statements of condition the Subordinated Debentures that have been issued from the Company to the subsidiary trust.

Note 6. Comprehensive Income (Loss)
-----------------------------------

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, net of tax. Total comprehensive income
(loss) for the three and nine months ended September 30, 2004 and 2003 was as follows (in thousands):

                                                     Three months ended           Nine months ended
                                                        September 30,               September 30,
Comprehensive Income                                  2004         2003          2004          2003
-----------------------------------------------      -------------------        --------------------
Net income                                           $  299       $    4        $  909        $  220
Unrealized gain (loss) on securities available
   for sale, net of tax                               1,017         (549)          (47)         (603)
Less: Reclassification
   adjustment for gains included in net
   income, net of tax                                    --                         --           (33)
                                                     -------------------        --------------------
     Total comprehensive income (loss)               $1,316       $ (545)       $  862        $ (416)
                                                     ===================        ====================

Note 7. Material Transaction
----------------------------

On June 30, 2004, the Company and Allaire Community Bank ("Allaire") entered into an Agreement and Plan of Acquisition to combine, as equals, in a strategic business combination transaction. The agreement provides for the Company to change its name to Central Jersey Bancorp, effect a six-for-five stock split to shareholders of record as of July 15, 2004, and exchange one share of Central Jersey Bancorp common stock for each outstanding share of Allaire common stock. It is anticipated that subsequent to the consummation of the combination, Allaire and the Bank will combine and thereafter be referred to as Central Jersey Bank, National Association. The proposed combination is subject to certain customary conditions including the Company and Allaire receiving shareholder and regulatory approvals. If the required shareholder and regulatory approvals are obtained, the combination is anticipated to close on or about January 1, 2005.

Item 2. Management's Discussion and Analysis or Plan of Operation

General

The following discussion and analysis is intended to provide information about the Company's financial condition as of September 30, 2004 and results of operations for the nine months ended September 30, 2004 and 2003. The following information should be read in conjunction with the Company's unaudited financial statements for the nine months ended June 30, 2004, including the related notes thereto, contained elsewhere in this document.

Critical Accounting Policies and Estimates

"Management's Discussion and Analysis or Plan of Operation," as well as disclosures found elsewhere in this Quarterly Report on Form 10-QSB, are based upon the Company's unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company's audited consolidated financial statements for the year ended December 31, 2003, included with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses requires management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Company's Audit Committee and its Board of Directors.

The allowance for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of: (a) known and inherent risks in the portfolio, (b) the size and composition of the portfolio, (c) actual loan loss experience, (d) the level of delinquencies, (e) the individual loans for which full collectibility may not be assured, (f) the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and (g) the current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company's loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic climate. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control.

The number of shares outstanding and earnings per share amounts set forth herein for all periods presented have been adjusted to reflect the six-for-five stock split for shareholders of record on July 15, 2004.

Financial Condition

Total assets at September 30, 2004 were $251.6 million, an increase of $29.0 million, or 13.0%, over the December 31, 2003 total of $222.6 million.

Loans, net of the allowance for loan losses, closed the nine months ended September 30, 2004 at $136.6 million, an increase of $20.8 million, or 18.0%, over the $115.8 million balance at December 31, 2003. The allowance for loan losses, which began the year at $1.38 million, or 1.18% of total loans, was $1.56 million at September 30, 2004, with the allowance for loan losses ratio at 1.13%. There were no loans charged-off during the nine months ended September 30, 2004.

Investments totaled $93.8 million at September 30, 2004, an increase of $10.5 million, or 12.6%, from the December 31, 2003 total of $83.3 million. Of the $26.1 million in investment purchases occurring during the first nine months of 2004, $21.1 million were classified available for sale in order to maintain desired levels of liquidity and flexibility. This strategy resulted in an available for sale portfolio balance of $76.6 million at September 30, 2004, an increase of $8.4 million, or 12.3%, from the December 31, 2003 total of $68.2 million. The held to maturity portfolio of $17.2 million at September 30, 2004, reflected an increase of $2.1 million, or 13.9%, from the December 31, 2003 total of $15.1 million. The increase resulted from the purchase of one mortgage-backed security totaling $5.0 million.

One of the Bank's primary strategies is the accumulation and retention of core deposits. Core deposits are defined as all deposits with the exception of certificates of deposits in excess of $100 thousand. Deposits at September 30, 2004 totaled $230.4 million, an increase of $23.2 million, or 11.2%, over the December 31, 2003 total of $207.2 million. Core deposits as a percentage of total deposits were 74% and 78%, respectively, at September 30, 2004 and December 31, 2003.

As mentioned in Note 5 to the unaudited consolidated financial statements contained elsewhere in this document, the Company issued $5.2 million of Subordinated Debentures during March 2004. The Company is using the proceeds it received from the Subordinated Debentures to support the general balance sheet growth of the Bank and to help ensure that the Bank maintains the required regulatory capital ratios.

Results of Operations

General

Net income was $299 thousand for the three months ended September 30, 2004, as compared to net income of $4 thousand for the three months ended September 30, 2003. Basic and diluted earnings per share were $0.16 and $0.15, respectively, for the three months ended September 30, 2004, as compared to no earnings per share for the same period in 2003.

Net income was $909 thousand for the nine months ended September 30, 2004, as compared to net income of $220 thousand for the nine months ended September 30, 2003. Basic earnings per share were $0.49 for the nine months ended September 30, 2004, as compared to $0.12 for the same period in 2003. Diluted earnings per share were $0.47 for the nine months ended September 30, 2004, as compared to $0.12 for the same period in 2003.

Interest Income

Interest income for the three months ended September 30, 2004 was $2.9 million, as compared to $2.0 million for the three months ended September 30, 2003. The $921 thousand, or 45.1%, increase in interest income was due primarily to general balance sheet growth. The yield on interest-earning assets increased to 4.90% for the three months ended September 30, 2004, as compared to 4.13% for the same prior year period as a result of a higher yielding investment securities portfolio. Average interest-earning assets, which were 96% of average total assets, were $238.4 million for the three months ended September 30, 2004, and were comprised primarily of $135.6 million in loans, $17.6 million in securities held to maturity, $78.8 million in securities available for sale, $5.6 million in Federal funds sold and $640 thousand in other interest bearing deposits.

Interest income for the nine months ended September 30, 2004 was $8.4 million, as compared to $6.5 million for the nine months ended September 30, 2003. The $1.9 million, or 29.1%, increase in interest income was due primarily to general balance sheet growth. The yield on interest-earning assets increased to 4.91% for the nine months ended September 30, 2004, as compared to 4.66% for the same prior year period as a result of a higher yielding investment securities portfolio. Average interest-earning assets, which were 95% of average total assets, were $226.3 million for the nine months ended September 30, 2004, and were comprised primarily of $127.0 million in loans, $16.6 million in securities held to maturity, $77.7 million in securities available for sale, $4.5 million in Federal funds sold and $570 thousand in other interest bearing deposits.

Interest Expense

Interest expense for the three months ended September 30, 2004 was $819 thousand, as compared to $604 thousand for the three months ended September 30, 2003. The increase was due to interest expense associated with borrowings and Subordinated Debentures that totaled $5 thousand and $63 thousand, respectively, for the three months ended September 30, 2004, as compared to no interest expense for those items in the same prior year period, as well as incremental interest expense resulting from a larger deposit portfolio. Interest expense on deposits increased to $751 for the three months ended September 30, 2004 as compared to $604 thousand for the same prior year period due primarily to an increase in the size of the deposit portfolio and a slight increase in the cost of interest-bearing deposits to 1.51% for the three months ended September 30, 2004, as compared to 1.48% in the same prior year period. Average interest-bearing deposits were $197.1 million for the three months ended September 30, 2004, as compared $163.4 million for the same period in the prior year. Average interest-bearing liabilities for the three months ended September 30, 2004 were comprised of $57.1 million in interest-bearing demand, $38.5 million in money market accounts, $19.5 million in savings accounts, $82.0 million in term accounts, $5.2 million in Subordinated Debentures and $1.4 million in overnight borrowings.

Interest expense for the nine months ended September 30, 2004 was $2.1 million, as compared to $2.0 million for the nine months ended September 30, 2003. The slight increase was due to interest expense associated with borrowings and Subordinated Debentures that totaled $16 thousand and $124 thousand, respectively, for the nine months ended September 30, 2004, as compared to no interest expense for those items in the same prior year period. This increase was mostly off-set by a decrease in the cost of interest-bearing deposits. The cost of interest-bearing deposits was 1.40% of interest bearing deposits for the nine months ended September 30, 2004, as compared to 1.73% of interest bearing deposits in the same prior year period. Average interest-bearing deposits were $188.7 million for the nine months ended September 30, 2004, as compared $154.4 million for the same period in the prior year. Average interest-bearing liabilities for the nine months ended September 30, 2004 were comprised of $56.7 million in interest-bearing demand, $40.9 million in money market accounts, $19.8 million in savings accounts, $71.3 million in term accounts, $3.5 million in Subordinated Debentures and $1.7 million in overnight borrowings.

Provision for Loan Losses

For the three months ended September 30, 2004, the Company's provision for loan losses was $60 thousand, as compared to $16 thousand for the same prior year period. The increase in the provision for loan losses for the three months ended September 30, 2004 was commensurate with the growth in the loan portfolio as compared to the same period in 2003. There were no significant changes in loan portfolio composition, asset quality, or credit delinquencies that impacted the allowance for loan losses during the three months ended September 30, 2004, as compared to the same period in 2003.

For the nine months ended September 30, 2004, the Company's provision for loan losses was $188 thousand, as compared to $39 thousand for the same prior year period. The increase in the provision for loan losses for the nine months ended September 30, 2004 was commensurate with the growth in the loan portfolio as compared to the same period in 2003. There were no significant changes in loan portfolio composition, asset quality, or credit delinquencies that impacted the allowance for loan losses during the nine months ended September 30, 2004, as compared to the same period in 2003.

Other Income

Other income was $227 thousand for the three months ended September 30, 2004, as compared to $180 thousand for the same period in 2003. Service charges on deposit accounts totaled $226 thousand for the three months ended September 30, 2004, as compared to $171 thousand for the same period in 2003. These service charge revenues are consistent with the growth of the deposit base and number of deposit accounts. Other service charges, commissions and fees totaled $1 thousand for the three months ended September 30, 2004 as compared to $9 thousand for the same period in 2003.

Other income was $639 thousand for the nine months ended September 30, 2004, as compared to $570 thousand for the same period in 2003. Service charges on deposit accounts totaled $620 thousand for the nine months ended September 30, 2004, as compared to $481 thousand for the same period in 2003. These service charge revenues are consistent with the growth of the deposit base and number of deposit accounts. Other service charges, commissions and fees totaled $19 thousand for the nine months ended September 30, 2004 as compared to $39 thousand for the same period in 2003. There were no gains from the sale of available for sale securities for the nine months ended September 30, 2004, as compared to the gain from the sale of available for sale securities of $50 thousand for the same period in 2003.

Operating Expenses

Operating expenses were $1.8 million and $5.2 million, respectively, for the three and nine months ended September 30, 2004, as compared to $1.6 million and $4.7 million, respectively, for the same periods in 2003. The period increases were consistent with the general growth of the Company. Operating expenses generally include costs associated with employee salaries and benefits, occupancy expenses, data processing fees, professional fees and other operating expenses. Full-time equivalent employees totaled 76 at September 30, 2004 as compared to 69 at September 30, 2003. The table below presents operating expenses, by major category, for the three and nine months ended September 30, 2004 and 2003, respectively (in thousands).

                                         Three months ended         Nine months ended
                                            September 30,             September 30,
Operating expenses                        2004         2003         2004         2003
------------------                       ------       ------       ------       ------
Salaries and employee benefits           $  920       $  812       $2,666       $2,381
Net occupancy expenses                      212          196          612          597
Data processing fees                        148          118          418          360
Outside service fees                        143          127          394          367
Advertising and marketing expenses           63           46          179          110
Printing, stationery, and supplies           54           42          133          140
Audit and tax fees                           28           21           86           63
Legal fees and expenses                      25           21           67           63
Other operating expenses                    215          212          684          607
                                         -------------------       -------------------
      Total                              $1,808       $1,595       $5,239       $4,688
                                         ===================       ===================

Liquidity and Capital Resources

Liquidity defines the ability of the Bank to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank's asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements. Since inception, cash on hand and loan and investment amortizations primarily met the liquidity needs of the Bank. The Bank invests funds not needed for operations (excess liquidity) primarily in daily Federal funds sold. With adequate cash flows resulting from deposit growth and the proceeds received by the Bank in connection with the Company's issuance of the Subordinated Debentures, during the first nine months of 2004 and the year 2003 the Bank maintained levels of short-term assets sufficient to maintain ample liquidity. During the first nine months of 2004 and the year 2003, the Bank continued to grow its investment securities available for sale portfolio that serves as a secondary source of liquidity. The market value of that portfolio was $76.6 million at September 30, 2004 and $68.2 million at December 31, 2003.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table on the next page) of total capital and Tier I Capital to risk weighted assets, and of Tier I Capital to average assets (leverage ratio). We believe that, as of September 30, 2004, the Bank met all capital adequacy requirements to which it is subject.

The Bank's actual capital ratios at September 30, 2004 and December 31, 2003 are presented in the following table:

                                            Tier I                          Tier I
                                          Capital to                      Capital to                   Total Capital to
                                     Average Assets Ratio                Risk Weighted                   Risk Weighted
                                       (Leverage Ratio)                   Asset Ratio                     Asset Ratio
                                 September 30,    December 31,   September 30,    December 31,   September 30,    December 31,
                                      2004            2003            2004            2003            2004            2003
                                 ---------------------------------------------------------------------------------------------
Monmouth Community Bank               8.36%           6.86%          12.93%          11.01%          13.90%          12.01%

"Adequately capitalized"
institution (under Federal
regulations)                          4.00%           4.00%           4.00%           4.00%           8.00%           8.00%

"Well capitalized" institution
(under Federal regulations)           5.00%           5.00%           6.00%           6.00%          10.00%          10.00%

The Company's actual capital ratios at September 30, 2004 and December 31, 2003 are presented in the following table:

                                            Tier I                          Tier I
                                          Capital to                      Capital to                   Total Capital to
                                     Average Assets Ratio                Risk Weighted                   Risk Weighted
                                       (Leverage Ratio)                   Asset Ratio                     Asset Ratio
                                 September 30,    December 31,   September 30,    December 31,   September 30,    December 31,
                                      2004            2003            2004            2003            2004            2003
                                 ---------------------------------------------------------------------------------------------
Monmouth Community Bancorp            8.31%           6.86%          12.85%          11.01%          13.82%          12.01%

"Adequately capitalized"
institution (under Federal
regulations)                          4.00%           4.00%           4.00%           4.00%           8.00%           8.00%

"Well capitalized" institution
(under Federal regulations)           5.00%           5.00%           6.00%           6.00%          10.00%          10.00%

Material Transaction

On June 30, 2004, the Company and Allaire entered into an Agreement and Plan of Acquisition to combine, as equals, in a strategic business combination transaction. The agreement provides for the Company to change its name to Central Jersey Bancorp, effect a six-for-five stock split to shareholders of record as of July 15, 2004, and exchange one share of Central Jersey Bancorp common stock for each outstanding share of Allaire common stock. It is anticipated that subsequent to the consummation of the combination, Allaire and the Bank will combine and thereafter be referred to as Central Jersey Bank, National Association. The proposed combination is subject to certain customary conditions including the Company and Allaire receiving shareholder and regulatory approvals. If the required shareholder and regulatory approvals are obtained, the combination is anticipated to close on or about January 1, 2005.

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

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of Subordinated Debentures from the Company. The Subordinated Debentures bear a variable interest rate equal to LIBOR plus 2.85% (2.07% + 2.85% = 4.92% at October 13, 2004). Although the Subordinated Debentures are treated as debt of the Company, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of the Company. At September 30, 2004, the $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital. The Company is using the proceeds it received from the Subordinated Debentures to support the general balance sheet growth of the Company and to help ensure that the Bank maintains the required regulatory capital ratios.

On May 6, 2004, the Federal Reserve issued a proposed rule that would continue to allow trust preferred securities issued by variable interest entities, such as MCBK Capital Trust I, to constitute Tier I Capital for bank holding companies. The proposed rules would impose stricter quantitative and qualitative limits on the Tier I Capital treatment of trust preferred securities. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a holding company's core capital elements. The proposed rules would amend the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill. The proposed rules would not have an adverse impact on the treatment of the trust preferred securities issued by MCBK Capital Trust I. However, it is possible that the Federal Reserve rules will not be adopted as proposed and that the Federal Reserve will conclude that trust preferred securities should no longer be treated as Tier I Capital. Assuming the Company would not be allowed to include the $5.0 million in trust preferred securities issued by the subsidiary trust in Tier I Capital, the Bank, due to its capital structure, would remain "well capitalized" at September 30, 2004.

Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, was issued in January 2003. FIN 46 applies immediately to enterprises that hold a variable interest in variable interest entities created after January 31, 2003. FIN 46 provides guidance on the identification of entities controlled through means other than voting rights. Further, FIN 46 specifies how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. The adoption of FIN 46 did not have an impact on the Company's consolidated financial statements, however, the Company will not be permitted to consolidate the subsidiary trust created in the issuance of trust preferred securities. The deconsolidation of a subsidiary trust results in the Company reporting on its statements of condition the Subordinated Debentures that have been issued from the Company to the subsidiary trust.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

      Not Applicable.

Item 3. Defaults Upon Senior Securities
        -------------------------------

      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

      Not Applicable.

Item 5. Other Information
        -----------------

      Not Applicable.

Item 6. Exhibits
        --------

      See Index of Exhibits commencing on page E-1.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Monmouth Community Bancorp
                                        ----------------------------------------
                                        Registrant


DATE: November 12, 2004                 /s/ James S. Vaccaro
                                        ----------------------------------------
                                        James S. Vaccaro
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


DATE: November 12, 2004                 /s/ Anthony Giordano, III
                                        ----------------------------------------
                                        Anthony Giordano, III
                                        Executive Vice President, Chief
                                        Financial Officer, Treasurer and
                                        Secretary
                                        (Principal Financial and Accounting
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

      2.2 Agreement and Plan of Acquisition, dated as of June 30, 2004, by and between the Registrant and Allaire Community Bank ("Allaire"): Upon the request of the Securities and Exchange Commission, the Registrant agrees to furnish a copy of Exhibit A - Voting Agreement of Allaire Stockholders and Voting Agreement of the Registrant's Shareholders; Exhibit B - Allaire Affiliate Agreement, Exhibit C - Opinion of Giordano, Halleran & Ciesla, P.C., as counsel to the Registrant, and Exhibit D - Opinion of Frieri Conroy & Lombardo, LLC, as
                  counsel to Allaire, and the following Schedules: Schedule 1.10(a) - Composition of the Registrant's Board of Directors;
                  Schedule 1.10(b) - Composition of Allaire and Monmouth Community Bank Boards of Directors; Schedule 1.10(c) - Executive Officers of the Registrant, Allaire and Monmouth Community Bank; Schedule 3.02(a) - Stock Options (Allaire);
                  Schedule 3.02(b) - Subsidiaries (Allaire); Schedule 3.08 - Absence of Changes or Events (Allaire); Schedule 3.09 - Loan Portfolio (Allaire); Schedule 3.10 - Legal Proceedings (Allaire); Schedule 3.11 - Tax Information (Allaire); Schedule 3.12(a) - Employee Benefit Plans (Allaire); Schedule 3.12(b) - Defined Benefit Plans (Allaire); Schedule 3.12(h) - Payments or Obligations (Allaire); Schedule 3.12(m) - Grantor or "Rabbi" Trusts (Allaire); Schedule 3.12(n) - Retirement Benefits (Allaire); Schedule 3.13(c) - Buildings and Structures (Allaire); Schedule 3.14(a) - Real Estate (Allaire); Schedule 3.14(b) - Leases (Allaire); Schedule 3.16(a) - Material Contracts (Allaire); Schedule 3.16(c) - Certain Other Contracts (Allaire); Schedule 3.16(d) - Effect on Contracts and Consents (Allaire); Schedule 3.18 - Registration Obligations (Allaire); Schedule 3.20 - Insurance (Allaire); Schedule 3.21(b) - Benefit or Compensation Plans
                  (Allaire);  Schedule  3.21(d)  -  Labor  Relations  (Allaire);
                  Schedule 3.22 - Compliance  with  Applicable  Laws  (Allaire);
                  Schedule  3.23  -  Transactions  with  Management   (Allaire);
                  Schedule 3.25 - Deposits (Allaire); Schedule 4.02(a) - Stock Options (Registrant); Schedule 4.02(b) - Subsidiaries (Registrant); Schedule 4.08 - Absence of Changes or Events
                  (Registrant);  Schedule  4.09 - Loan  Portfolio  (Registrant);
                  Schedule 4.10 - Legal Proceedings (Registrant);  Schedule 4.11
                  - Tax Information (Registrant); Schedule 4.12(a) - Employee Benefit Plans (Registrant); Schedule 4.12(b) - Defined Benefit Plans (Registrant); Schedule 4.12(g) - Payments or Obligations (Registrant); Schedule 4.12(l) - Grantor or "Rabbi" Trusts (Registrant); Schedule 4.12(m) - Retirement Benefits (Registrant); Schedule 4.13(c) - Buildings and Structures; (Registrant) Schedule 4.14(a) and 4.14(b) - Real Estate and Leases (Registrant); Schedule 4.16(a) - Material Contracts (Registrant); Schedule 4.16(c) - Certain Other Contracts
                  (Registrant); Schedule 4.16(d) - Effect on Contracts and Consents (Registrant); Schedule 4.18 - Registration Obligations (Registrant); Schedule 4.20 - Insurance (Registrant); Schedule 4.21(b) - Benefit or Compensation Plans (Registrant); Schedule 4.21(d) - Labor Relations (Registrant);
                  Schedule 4.22 - Compliance with Applicable Laws  (Registrant);
                  Schedule 4.23 -  Transactions  with  Management  (Registrant);
                  Schedule 4.25 - Deposits (Registrant); Schedule 6.18(a) - Notice of Deadlines (Allaire); and Schedule 6.18(b) - Notice of Deadlines (Registrant) (Incorporated by reference to
                  Exhibit 2.2 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004).

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

      3.3 Audit Committee Charter (Incorporated by reference to Appendix A to the Registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders).

      3.4 Form of Amended and Restated Certificate of Incorporation of Central Jersey Bancorp (Incorporated by reference to Appendix F to the Registrant's Registration Statement on Form S-4 (Registration No. 333-119476), effective November 5, 2004).

      3.5 Form of Amended and Restated By-Laws of Central Jersey Bancorp (Incorporated by Reference to Appendix G to the Registrant's Registration Statement on Form S-4 (Registration No. 333-119476), effective November 5, 2004).

      4. Specimen certificate representing the Registrant's common stock, par value $0.01 per share (Incorporated by reference to Exhibit 4 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

      10.1        Registrant's  Stock Option Plan  (Incorporated by reference to
                  Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23,
                  2002).

      10.2 Lease Agreement between Monmouth Community Bank, as Tenant, and Anthony S. Amoscato and Geraldine R. Amoscato, as Landlord, dated December 22, 1998, for the premises located at 700 Allaire Road, Spring Lake Heights, New Jersey (Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

      10.3 Lease between Monmouth Community Bank, as Tenant, and MCB Associates, L.L.C., as Landlord, dated April 1, 1999, for the premises located at 6 West End Court, Long Branch, New Jersey, as amended by Addenda dated November 1, 1999, February 1, 2000, April 1, 2000, and July 15, 2000 (Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

      10.4 Shopping Center Lease, Net Building and Land Lease, between Monmouth Community Bank, as Tenant, and Neptune Realty Associates, as Landlord, dated September 29, 2000, for the premises located at the Neptune City Shopping Center, Neptune City, New Jersey (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23,
                  2002).

      10.5 Lease Agreement (Business and Commercial) between Monmouth Community Bank, as Tenant, and Frank Santangelo, as Landlord, dated June 22, 2001, for the premises located at 700 Branch Avenue, Little Silver, New Jersey (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

      10.6 Services Agreement between Monmouth Community Bank and Bisys, Inc., dated April 27, 1998, with Additional Services Agreements and Addenda (Incorporated by reference to Exhibit
                  10.7 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

      10.7 QuestPoint Check Services Agreement between Monmouth Community Bank and QuestPoint Check Services, L.P., dated as of August 1, 1998 (Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23,
                  2002).

      10.8 Lease Agreement between Monmouth Community Bank, as Tenant, and The Ocean Grove Camp Meeting Association of United Methodist Church, as Landlord, dated July 1, 2002, for the premises located at 61 Main Avenue, Ocean Grove, New Jersey. (Incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31,
                  2002).

      10.9 Net Lease between Monmouth Community Bank, as Tenant, and Medical Realty, Inc., as Landlord, dated June 15, 2002, for the premises located at 3636 Highway 33, Neptune, New Jersey. (Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002).

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

      10.13 Ground Lease, dated March 1, 2004, between J.J.U.D. Inc., as Lessor, and Monmouth Community Bank, as Lessee, for the premises located at Ursula Plaza, 444 Ocean Avenue North, Long Branch, New Jersey (Incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-119476), effective November 5, 2004).

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