Form 10KSB
period 2004-12-31
CENTRAL JERSEY BANCORP
filed 2005-03-31
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)
      |x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2004

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to _______________

                         Commission file number 0-49925

                             CENTRAL JERSEY BANCORP
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            New Jersey                                  22-3757709
-----------------------------------         ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

      627 Second Avenue, Long Branch, New Jersey              07740
      ------------------------------------------        -----------------
      (Address of principal executive offices)              (Zip Code)

      Issuer's telephone number: (732) 571-1300

      Securities registered under Section 12(b) of the Exchange Act: None

      Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $0.01
--------------------------------------------------------------------------------
                                (Title of class)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Revenues for the year ended December 31, 2004: $12.4 million

      The aggregate market value of the shares of the Registrant's common stock, par value $0.01 per share, held by non-affiliates of the Registrant, as of March 11, 2005, was $96.0 million. The Registrant has no other class of capital stock outstanding.

      As of March 11, 2005, 3,867,350 shares of the Registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

      Part III of this Annual Report on Form 10-KSB incorporates certain information by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 26, 2005. The Proxy Statement will be filed with the Securities and Exchange Commission by April 30, 2005.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
                -------------------------------------------------

      Certain information included in this Annual Report on Form 10-KSB and other filings of the Registrant under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as information communicated orally or in writing between the dates of such filings, contains or may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the effect of governmental regulation on Monmouth Community Bank, National Association, a nationally chartered commercial bank and wholly-owned subsidiary of the Registrant, and Allaire Community Bank, a New Jersey state-chartered bank and wholly-owned subsidiary of the Registrant, the availability of working capital, the cost of personnel and the competitive markets in which Monmouth Community Bank and Allaire Community Bank operate.

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

                             CENTRAL JERSEY BANCORP

                              INDEX TO FORM 10-KSB
                              --------------------

PART I                                                                      PAGE
------                                                                      ----

Item 1.    Description of Business.............................................1

Item 2.    Description of Property............................................14

Item 3.    Legal Proceedings..................................................15

Item 4.    Submission of Matters to a Vote of Security Holders................15

PART II
-------

Item 5.    Market for Common Equity, Related Stockholder Matters
           and Small Business Issuer Purchases of Equity Securities...........16

Item 6.    Management's Discussion and Analysis or Plan of Operation..........17

Item 7.    Financial Statements...............................................37

Item 8.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure...........................................37

Item 8A.   Controls and Procedures............................................37

PART III
--------

Item 9.*   Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act..................38

Item 10.*  Executive Compensation.............................................38

Item 11.*  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters....................................38

Item 12.*  Certain Relationships and Related Transactions.....................38

Item 13.   Exhibits and Reports on Form 8-K...................................38

Item 14.*  Principal Accountant Fees and Services.............................39

Signatures....................................................................40

* The information required under this Item is contained in the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 26, 2005, and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission by April 30, 2005.

                                     PART I

Item 1.     Description of Business
            -----------------------

Business Development

      Central Jersey Bancorp (formerly Monmouth Community Bancorp) is a bank holding company headquartered in Long Branch, New Jersey. The holding company was incorporated in New Jersey on March 7, 2000, and became an active bank holding company on August 31, 2000 through the acquisition of Monmouth Community Bank, National Association. On January 1, 2005, Central Jersey Bancorp completed its strategic business combination transaction with Allaire Community Bank, a New Jersey state-chartered bank, pursuant to which Allaire Community Bank became a wholly-owned bank subsidiary of Central Jersey Bancorp. On the effective date of the combination, the name of the holding company was changed from Monmouth Community Bancorp to Central Jersey Bancorp. In addition, as a part of the combination, each outstanding share of common stock of Allaire Community Bank was exchanged for one share of Central Jersey Bancorp common stock. Consequently, 1,996,140 shares of common stock of Central Jersey Bancorp are being issued to the stockholders of Allaire Community Bank, which will result in the total number of outstanding shares of Central Jersey Bancorp common stock being approximately 3,856,865 shares.

      Through its bank subsidiaries, Monmouth Community Bank and Allaire Community Bank, Central Jersey Bancorp offers a full range of retail and commercial banking services primarily to customers located in Monmouth County and Ocean County, New Jersey. These services include checking accounts, savings accounts, money market accounts, certificates of deposit, installment loans, real estate mortgage loans, commercial loans, wire transfers, money orders, traveler's checks, safe deposit boxes, night depositories, federal payroll tax deposits, bond coupon redemption, bank by mail, direct deposit, automated teller services and telephone and internet banking. The bank subsidiaries have debit card, merchant card and international services available to their customers through correspondent institutions. The bank subsidiaries currently have fourteen full-service branch facilities located in Belmar, Bradley Beach, Long Branch (2), Manasquan, Point Pleasant, Spring Lake Heights, Little Silver, Neptune, Neptune City (2), Ocean Grove, and Wall Township (2), New Jersey.

      Monmouth Community Bank is a national association chartered by the Office of the Comptroller of the Currency ("OCC") and Allaire Community Bank is a commercial bank organized under the laws of the State of New Jersey. The deposits of both bank subsidiaries are insured by the Federal Deposit Insurance Corporation ("FDIC"). As community banks, both Monmouth Community Bank and Allaire Community Bank provide a broad range of financial products and services to individual consumers, small businesses and professionals in the market to which they serve. When a customer's loan requirements exceed a bank subsidiary's lending limit, the bank subsidiary seeks to first arrange such loan with the other bank subsidiary and then may seek to arrange such loan on a participation basis with other financial institutions. In addition, the bank subsidiaries participate in loans originated by other financial institutions.

      In  2005,   Central  Jersey  Bancorp  intends  to  combine  its  two  bank subsidiaries, Monmouth Community Bank and Allaire Community Bank, into a single banking entity, to be named Central Jersey Bank, N.A.

Business Strategy

      Central Jersey Bancorp's strategy is to provide a competitive range of community banking services to its market area, in a professional environment, at fair and reasonable prices, at convenient operating hours, with a commitment to prompt, quality and highly personalized service, which is both efficient and responsive to local needs. Service to customers and a commitment to the community are the basic and distinguishing features offered by Central Jersey Bancorp's bank subsidiaries. Management believes there is a need for a local bank to provide personalized service that is responsive to local community needs and managed by experienced personnel.

Market Area

      At March 11, 2005, the bank subsidiaries operated fourteen full-service branch facilities located in Belmar, Bradley Beach, Long Branch (2), Manasquan, Point Pleasant, Spring Lake Heights, Neptune City (2), Little Silver, Ocean Grove, Neptune and Wall Township (2), New Jersey. Except for the Point Pleasant branch, located in Ocean County, New Jersey, each branch is within Monmouth County, New Jersey, the sixth largest county in the State of New Jersey. Each branch location provides a great deal of exposure and is well-situated to provide convenient services to businesses, professionals and individuals throughout Central Jersey Bancorp's market area.

      Commercial activity within Central Jersey Bancorp's market area includes small and medium sized businesses, corporate offices, professional offices, major retail centers, resort and recreational businesses along the nearby oceanfront, as well as numerous industrial establishments specializing in light manufacturing, baking products, rubber and plastic products, surgical and medical devices, electronics and telecommunications. In addition, the market area contains a variety of major employers, including Monmouth Medical Center, Jersey Shore University Medical Center, Monmouth University and Fort Monmouth.

Services Offered

      Each of Central Jersey Bancorp's bank subsidiaries is community oriented and offers services and products designed to meet the needs of local individuals, businesses and professionals. Business people and professionals are offered a broad spectrum of deposit and loan products designed to satisfy their occupational and personal financial needs. In addition, the bank subsidiaries provide a broad array of consumer banking services to the general public residing or working in the market area to which they serve.

Deposits. In order to attract and retain stable deposit relationships with small businesses, the bank subsidiaries offer competitive small business cash management services. We believe that the expertise and experience of our management coupled with the latest technology enables the bank subsidiaries to maximize the growth of business related deposits. As for consumers, the primary deposit services of the bank subsidiaries are comprised of demand deposits, savings deposits (including money markets), time deposits and individual retirement accounts.

Loans. Our loan portfolio consists primarily of variable-rate and short-term fixed rate loans, with a significant concentration in commercial purpose transactions. We believe that the familiarity of management and the members of our board of directors appointed to the loan committees of the bank subsidiaries with prospective local borrowers enables our bank subsidiaries to better evaluate the character, integrity and creditworthiness of prospective borrowers.

Residential Mortgage Loans. In order to effectively penetrate the mortgage market, the bank subsidiaries offer through one or more third parties a range of residential mortgage products at competitive rates. Management believes that our policy of closing loans in a time frame that meets the needs of our borrowers is important to our business.

Commercial Mortgage/Construction Loans. The bank subsidiaries originate various types of loans secured with real estate, including construction loans. The bank subsidiaries' loan officers work closely with real estate developers, individual builders and attorneys to offer construction loans and services to the residential real estate market as well as to owner-occupied commercial properties and investment properties. Construction lending constitutes a minor portion of the loan portfolio. In some cases, one of the bank subsidiaries may originate loans larger than its lending or policy limits and participates these loans with the other bank subsidiary or other financial institutions.

Consumer Lending. The bank subsidiaries offer retail customers consumer loan services including secured and unsecured personal loans, home equity loans, lines of credit and auto loans.

Small Business Loans. The bank subsidiaries target businesses with annual revenues of less than $25,000,000. Often, these businesses are ignored by the larger lending institutions and have experienced the most negative effects of the recent bank consolidations. The bank subsidiaries offer responsiveness, flexibility and local decision-making for loan applications of small business owners, thereby eliminating the delays generally associated with non-local management. The bank subsidiaries may participate in the future in Small Business Administration (SBA) programs, and currently participates in programs offered through the New Jersey Economic Development Authority. As independent community banks, Monmouth Community Bank and Allaire Community Bank serve the special needs of professionals in the legal, medical, accounting, insurance and real estate industries. Lines of credit, term loans and time loans are tailored to meet the needs of our customers in the professional community.

Other Services. To further attract and retain customer relationships, the bank subsidiaries provide the standard array of financial services expected of community banks including: the issuance of money orders, treasurer checks, certified checks and gift checks, wire transfers, U.S. Savings Bonds sales and redemptions, debit cards, U.S. Treasury Bills, notes and bonds, MAC card memberships, federal payroll tax deposits, safe deposit boxes, traveler's checks, night depositories, bond coupon redemptions, bank-by-mail, direct deposit, business sweep accounts, automated teller machines and telephone and internet banking. Monmouth Community Bank and Allaire Community Bank offer a variety of personal and business credit cards. These credit cards are underwritten and managed by one or more third party unaffiliated banking organizations. Each subsidiary bank also maintains coin counting machines, for the convenience of its customers, in each of its branch offices.

Competition

      The banking business in New Jersey is very competitive. We compete for deposits and loans with existing New Jersey and out-of-state financial institutions which have longer operating histories, larger capital reserves and more established customer bases. Our competition includes large financial service companies and other entities, in addition to traditional banking institutions such as savings and loan associations, savings banks, commercial banks, internet banks and credit unions. Such competition includes community banks, with banking philosophies similar to those of our bank subsidiaries, which are located within or near the market area served by us.

      Our larger competitors have a greater ability than our bank subsidiaries to finance wide ranging advertising campaigns through their greater capital resources. Marketing efforts to introduce prospective customers to our bank subsidiaries depend heavily upon referrals from our board of directors, advisory boards, management and shareholders, selective advertising in local media and direct mail solicitations. Our bank subsidiaries compete for business principally on the basis of high quality, personal service to customers, customer access to bank decision makers and competitive interest rates and fees.

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

Employees

      As of the date of March 11, 2005, George W. Callas (Chairman of the Board), Carl F. Chirico (Vice-Chairman of the Board), James S. Vaccaro (President and Chief Executive Officer), Robert S. Vuono (Senior Executive Vice President, Chief Operating Officer and Secretary), Richard O. Lindsey (Executive Vice President and Chief Lending Officer) and Anthony Giordano, III (Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary) are the executive officers of the holding company, Central Jersey Bancorp, and its banking subsidiaries, Monmouth Community Bank and Allaire Community Bank. Except for Mr. Chirico, Mr. Vuono and Robert K. Wallace (Executive Vice President of Lending, none of the officers of Central Jersey Bancorp, Monmouth Community Bank or Allaire Community Bank has an employment agreement. Including the aforementioned officers, Central Jersey Bancorp, Monmouth Community Bank and Allaire Community Bank have a total of 166 employees, 129 of whom are full-time.

Holding Company Operations

      Central Jersey Bancorp serves as a holding company for Monmouth Community Bank and Allaire Community Bank. The holding company has no assets or liabilities other than its investment in Monmouth Community Bank and Allaire Community Bank. The holding company does not conduct, nor does management believe that it will conduct, any business. All banking products and services are, and will be, provided by Central Jersey Bancorp's bank subsidiaries. In addition, in March 2004, Central Jersey Bancorp formed MCBK Capital Trust I, a Delaware statutory business trust and a wholly-owned, unconsolidated subsidiary of the holding company. See Item 6. "Management's Discussion and Analysis or Plan of Operation - Guaranteed Preferred Beneficial Interest in the Holding Company's Subordinated Debt." Moreover, on March 9, 2004, Monmouth Community Bank formed MCB Investment Company, a New Jersey corporation and wholly-owned subsidiary of Monmouth Community Bank. For state tax purposes, MCB Investment Company was formed to hold and invest in securities in support of Monmouth Community Bank. Further, on January 10, 2001, Allaire Community Bank formed Allaire Investment Co., Inc., a New Jersey corporation and wholly-owned subsidiary of Allaire Community Bank, for the same purposes that Monmouth Community Bank formed MCB Investment Company.

      In 2005, Central Jersey Bancorp intends to combine Monmouth Community Bank and Allaire Community Bank into a single banking entity, to be named Central Jersey Bank, N.A. Central Jersey Bancorp also intends to combine the two New Jersey investment subsidiaries.

Government Regulation

      Each of Central Jersey Bancorp, Monmouth Community Bank and Allaire Community Bank operate within a system of banking laws and regulations intended to protect bank customers and depositors. These laws and regulations govern the permissible operations and management, activities, reserves, loans and investments of Central Jersey Bancorp, Monmouth Community Bank and Allaire Community Bank. In addition, Central Jersey Bancorp is subject to general federal laws and regulations and the corporate laws and regulations of the state of its incorporation, New Jersey. Allaire Community Bank, a New Jersey state-chartered bank, is also subject to The New Jersey Banking Act of 1948, as amended. The following descriptions summarize the key banking and other laws and regulations to which Central Jersey Bancorp, Monmouth Community Bank and Allaire Community Bank are subject. These descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations. Future changes in these laws and regulations, or in the interpretation and application thereof by their administering agencies, cannot be predicted, but could have a material effect on the business and results of Central Jersey Bancorp, Monmouth Community Bank and Allaire Community Bank.

      Central Jersey Bancorp is a bank holding company under the Federal Bank Holding Company Act of 1956, as amended by the 1999 financial modernization legislation known as the Gramm-Leach-Bliley Act, and is subject to the supervision of the Board of Governors of the Federal Reserve System. In general, the Bank Holding Company Act limits the business of bank holding companies to banking, managing or controlling banks, and performing certain servicing activities for subsidiaries and, as a result of the Gramm-Leach-Bliley Act amendments to the Bank Holding Company Act, would permit bank holding companies that are also financial holding companies to engage in any activity, or acquire and retain the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the OCC or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as determined by the Federal Reserve Board). In order for a bank holding company to engage in the broader range of activities that are permitted by the Bank Holding Company Act for bank holding companies that are also financial holding companies, upon satisfaction of certain regulatory criteria, the bank holding company must file a declaration with the Federal Reserve Board that it elects to be a "financial holding company." Central Jersey Bancorp does not intend to seek a "financial holding company" designation at this time, and does not believe that the current decision not to seek a financial holding company designation will adversely affect its ability to compete in its chosen markets. Central Jersey Bancorp does not believe that seeking such a designation would position it to compete more effectively in the offering of its current products and services.

      Monmouth Community Bank, one of the banking subsidiaries of Central Jersey Bancorp, is a national association, and is subject to the regulation, supervision and examination of the OCC. In addition, as a national bank, Monmouth Community Bank was required to become a member bank of the Federal Reserve Bank of New York, and is subject to examination and regulation by the Board of Governors of the Federal Reserve System. Allaire Community Bank, the other banking subsidiary of Central Jersey Bancorp, is a commercial bank chartered under the laws of the State of New Jersey. It is subject to regulation, supervision and examination by the New Jersey Department of Banking and Insurance and by the FDIC. Each of these agencies regulates aspects of activities conducted by Central Jersey Bancorp, Monmouth Community Bank and Allaire Community Bank, as discussed below.

Dividend Restrictions

      Central Jersey Bancorp, Monmouth Community Bank and Allaire Community Bank are separate legal entities whose finances are in some ways interconnected. Central Jersey Bancorp's principal source of funds to pay cash dividends on its common stock is from cash dividends paid to it by Monmouth Community Bank and Allaire Community Bank. As a national bank, Monmouth Community Bank must obtain prior approval from the OCC to pay a cash dividend if the total of all cash dividends declared by Monmouth Community Bank in any calendar year would exceed Monmouth Community Bank's net profits for that year, combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus. Additionally, Monmouth Community Bank may not declare dividends in excess of net profits on hand, after deducting the amount by which the principal amount of all loans on which interest is past due for a period of six months or more exceeds the reserve for credit losses. Dividend payments by Allaire Community Bank to Central Jersey Bancorp are subject to The New Jersey Banking Act of 1948 and the Federal Deposit Insurance Act, as amended. Under The New Jersey Banking Act of 1948, as amended, no dividends may be paid if after such payment Allaire Community Bank's surplus (generally, additional paid-in capital less the accumulated deficit) would be less than 50% of its capital stock.

      The Federal Reserve Board and the OCC have issued additional guidelines and policy statements, applicable to Central Jersey Bancorp and Monmouth Community Bank, requiring bank holding companies and national banks to continually evaluate the level of cash dividends in relation to their respective operating income, capital needs, asset quality and overall financial condition, and limiting dividends to payments out of current operating earnings.

      As insured depository institutions, Monmouth Community Bank and Allaire Community Bank are each subject to the Federal Deposit Insurance Act which provides that no dividends may be paid by an insured depository institution if it is in arrears in the payment of any insurance assessment due to the FDIC. In addition, under the Federal Deposit Insurance Act, an insured depository institution may not pay any dividend if the institution is undercapitalized or if the payment of the dividend would cause the institution to become undercapitalized, as further discussed below. A payment of dividends that would have the effect of depleting a depository institution's capital base to an inadequate level could constitute an unsafe and unsound practice subject to a cease and desist order.

      Neither Monmouth Community Bank nor Allaire Community Bank has ever declared any cash dividends and neither entity contemplates the payment of such dividends in 2005.

Transactions with Affiliates

      Banking laws and regulations impose certain restrictions on the ability of bank holding companies to borrow from and engage in other transactions with their subsidiary banks. Generally, these restrictions require that any extensions of credit must be secured by designated amounts of specified collateral and are limited to (1) 10% of the bank's capital stock and surplus per non-bank affiliated borrower, and (2) 20% of the bank's capital stock and surplus aggregated as to all non-bank affiliated borrowers. In addition, certain transactions with affiliates must be on terms and conditions, including credit standards, at least as favorable to the institution as those prevailing for arms-length transactions. As a Federal Reserve member bank, Monmouth Community Bank must comply with regulations which restrict loans made to Central Jersey Bancorp and Monmouth Community Bank's directors and executive officers.

Liability of Commonly Controlled Institutions and "Source of Strength" Doctrine

      The Federal Deposit Insurance Act contains a "cross-guarantee" provision that could result in any insured depository institution owned by Central Jersey Bancorp being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by Central Jersey Bancorp. Also, under the Bank Holding Company Act and Federal Reserve Board policy, bank holding companies are expected to represent a source of financial and managerial strength to their bank subsidiaries, and to commit resources to support bank subsidiaries in circumstances where banks may not be in a financial position to support themselves. Capital loans by a bank holding company to a bank subsidiary are subordinate in right of repayment to deposits and other bank indebtedness. If a bank holding company declares bankruptcy, its bankruptcy trustee must fulfill any commitment made by the bank holding company to sustain the capital of its subsidiary banks.

      In addition, under the National Bank Act, as amended, if the capital stock of a national bank is impaired, by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank's parent company, and to sell the stock of the bank if such assessment is not satisfied within three months to the extent necessary to eliminate the deficiency.

Deposit Insurance

      The Bank Insurance Fund of the FDIC insures substantially all of the deposits of Monmouth Community Bank and Allaire Community Bank, respectively, subject to limits of $100,000 for each insured depositor. Insurance of deposits by the FDIC subjects Monmouth Community Bank and Allaire Community Bank to comprehensive regulation, supervision and examination by the FDIC. Monmouth Community Bank and Allaire Community Bank are required, among other things, to pay premium charges to the FDIC for insurance and maintain a reserve account and liquid assets at levels fixed, from time to time, by the FDIC.

      The FDIC utilizes a risk-based assessment system (discussed below) which imposes premiums based on a bank's capital level and supervisory rating. Depository institutions that the FDIC regards as healthier will pay lower premiums than relatively weaker institutions. The FDIC periodically examines insured depository institutions to determine whether premium increases or other measures are appropriate. Under the Federal Deposit Insurance Act, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition, or has violated any applicable banking law, rule, order or regulatory condition imposed by a bank's federal regulatory agency.

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

      Under the capital guidelines, a banking organization's total capital is divided into tiers. "Tier I Capital" consists of common shareholders' equity and qualifying preferred stock, less certain goodwill items and other intangible assets. Not more than 25% of qualifying Tier I capital may consist of trust preferred securities. "Tier II Capital" consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, and preferred stock that does not qualify as Tier I Capital, plus a limited amount of loan and lease loss allowances and a limited amount of unrealized holding gains on equity securities. "Tier III Capital" consists of qualifying unsecured subordinated debt. "Total Capital" is the sum of Tier I, Tier II and Tier III Capital. The sum of Tier II and Tier III Capital may not exceed the amount of Tier I Capital.

      Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the required minimum ratio of Total Capital (the sum of Tier I, Tier II and Tier III capital) to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. The required minimum ratio of Tier I Capital to risk-weighted assets is 4%. At December 31, 2004, Central Jersey Bancorp's ratios of Total Capital and Tier 1 Capital to risk-weighted assets were 13.70% and 12.70%, respectively.

      The Federal Reserve Board also requires bank holding companies to comply with minimum leverage ratio guidelines. The leverage ratio is the ratio of a bank holding company's Tier I Capital (excluding intangibles) to its total assets (excluding intangibles). Bank holding companies normally must maintain a minimum leverage ratio of 4%, unless the bank holding company has the highest supervisory rating or has implemented the Federal Reserve Board's risk-adjusted measure for market risk, in which case its minimum leverage ratio must be 3%. Banking organizations undergoing significant growth or undertaking acquisitions must maintain even higher capital positions. At December 31, 2004, Central Jersey Bancorp's leverage ratio was 8.15%. Monmouth Community Bank is subject to similar risk-based and leverage capital guidelines, as adopted by the OCC.

      Allaire Community Bank's primary federal regulator, the FDIC, also has implemented risk-based capital guidelines for insured depository institutions. Like the Federal Reserve Board's requirements, the FDIC's required minimum ratio of total capital to risk-weighted assets is 8.0%. At least half of the total capital is required to be Tier I Capital. The required minimum ratio of Tier I Capital to risk-weighted assets is 4%. At December 31, 2004, Allaire Community Bank's ratios of Total Capital and Tier 1 Capital to risk-weighted assets were 12.22% and 11.36%, respectively.

Prompt Corrective Action

      The Federal Deposit Insurance Act requires federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Failure to meet minimum requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on Central Jersey Bancorp's financial condition. Under the Prompt Corrective Action Regulations, Monmouth Community Bank and Allaire Community Bank must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

      The Prompt Corrective Action Regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." The Federal Deposit Insurance Act imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category by which the institution is classified. Institutions categorized as "undercapitalized" or worse may be subject to requirements to file a capital plan with their primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on asset growth and executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution by the regulatory agencies, including requirements to raise additional capital, sell assets or sell the entire institution. Once an institution becomes "critically undercapitalized," it generally must be placed in receivership or conservatorship within ninety days.

The Prompt Corrective Action Regulations provide that an institution is "well capitalized" if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater. The institution also may not be subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of a well-capitalized institution. An institution is deemed "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0% (or a leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of a significantly undercapitalized or critically undercapitalized institution. An institution is "significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio of less than 3.0%, or a leverage ratio less than 3.0% and the institution does not meet the definition of a critically undercapitalized institution, and is "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

      The appropriate federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not to treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than an institution's capital levels.

      At December 31, 2004, Monmouth Community Bank and Allaire Community Bank were each "well capitalized" based on the ratios and guidelines noted above. However, the capital categories of these banks are determined solely for the purpose of applying the Prompt Corrective Action Regulations and may not constitute an accurate representation of their overall financial condition or prospects.

Unsafe and Unsound Practices

      Notwithstanding its Prompt Corrective Action category dictated by risk-based capital ratios, the Federal Deposit Insurance Act permits the appropriate bank regulatory agency to reclassify an institution if it determines, after notice and a hearing, that the condition of the institution is unsafe or unsound, or if it deems the institution to be engaging in an unsafe or unsound practice. Also, if a federal regulatory agency with jurisdiction over a depository institution believes that the depository institution will engage, is engaging, or has engaged in an unsafe or unsound practice, the regulator may require that the bank cease and desist from such practice, following notice and a hearing on the matter.

The USA PATRIOT Act

      On October 26, 2001, the President signed into law certain comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001. Title III of the USA PATRIOT Act substantially broadened the scope of the U.S. anti-money-laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of implementing regulations which apply various requirements of the USA PATRIOT Act to financial institutions such as Monmouth Community Bank and Allaire Community Bank. Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

      Failure of a financial institution to comply with the USA PATRIOT Act's requirements could have serious legal consequences for an institution and adversely affect its reputation. Central Jersey Bancorp has adopted appropriate policies, procedures and controls to address compliance with the requirements of the USA PATRIOT Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the Act and by the Treasury Department regulations.

Community Reinvestment Act

      The Federal Community Reinvestment Act requires banks to respond to the full range of credit and banking needs within their communities, including the needs of low and moderate-income individuals and areas. A bank's failure to address the credit and banking needs of all socio-economic levels within its markets may result in restrictions on growth and expansion opportunities for the bank, including restrictions on new branch openings, relocation, formation of subsidiaries, mergers and acquisitions. In the latest CRA examination report with respect to Monmouth Community Bank, dated November 10, 2003, Monmouth Community Bank received a rating of satisfactory. In the latest CRA examination report with respect to Allaire Community Bank, dated June 15, 2004, Allaire Community Bank received a rating of satisfactory.

Consumer Privacy

      In addition to fostering the development of "financial holding companies," the Gramm-Leach-Bliley Act modified laws relating to financial privacy. The new financial privacy provisions generally prohibit financial institutions, including Central Jersey Bancorp, Monmouth Community Bank and Allaire Community Bank, from disclosing or sharing nonpublic personal financial information to third parties for marketing or other purposes not related to transactions, unless customers have an opportunity to "opt out" of authorizing such disclosure, and have not elected to do so. It has never been the policy of Central Jersey Bancorp to release such information except as may be required by law.

Loans to One Borrower

      Federal banking laws limit the amount a bank may lend to a single borrower to 15% of the bank's capital base, unless the entire amount of the loan is secured by adequate amounts of readily marketable capital. However, no loan to one borrower may exceed 25% of a bank's statutory capital, notwithstanding collateral pledged to secure it.

Depositor Preference Statute

      Under federal law, depositors, certain claims for administrative expenses and employee compensation against an insured depository institution are afforded a priority over other general unsecured claims against the institution, in the event of a "liquidation or other resolution" of the institution by a receiver.

Sarbanes-Oxley Act of 2002

      On July 30, 2002, the President of the United State signed into law the Sarbanes-Oxley Act of 2002. The stated goals of Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies, both domestic and foreign, that file or are required to file periodic reports with the Securities and Exchange Commission under the Exchange Act.

      The Sarbanes-Oxley Act of 2002 includes very specific disclosure requirements and corporate governance rules, requires the Securities and Exchange Commission and self regulatory organizations to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the Securities and Exchange Commission and the Comptroller General. The Sarbanes-Oxley Act of 2002 represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

      The Sarbanes-Oxley Act of 2002 addresses, among other matters:

      o     audit committees for all reporting companies;

      o certification of financial statements by the chief executive officer and the chief financial officer;

      o the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers under certain circumstances;

      o a prohibition on insider trading during pension plan black out periods;

      o     disclosure of off-balance sheet transactions;

      o expedited filing requirements for certain periodic and current reports;

      o     disclosure of a code of ethics;

      o     "real time" filing of periodic reports;

      o     the formation of a public accounting oversight board;

      o     auditor independence; and

      o various increased criminal penalties for violations of securities laws.

Overall Impact of New Legislation and Regulations

      Various legislative initiatives are from time to time introduced in Congress. It cannot be predicted whether or to what extent the business and condition of Central Jersey Bancorp, Monmouth Community Bank and Allaire Community Bank will be affected by new legislation or regulations, and legislation or regulations as yet to be proposed or enacted.

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

Item 2.     Description of Property
            -----------------------

Bank Buildings

      The main office and the original branch of Monmouth Community Bank is located in the City of Long Branch, New Jersey at 627 Second Avenue. On August 1, 2003, Monmouth Community Bank purchased the land and building of this branch.

      Monmouth Community Bank also leases office space at the following branch locations:

            o     700 Allaire Road, Spring Lake Heights, New Jersey.

            o     Route 35 and 3rd Avenue, Neptune City, New Jersey.

            o     700 Branch Avenue, Little Silver, New Jersey.

            o     61 Main Avenue, Ocean Grove, New Jersey.

            o     3636 Highway 33, Neptune, New Jersey.

            o     444 Ocean Boulevard, Long Branch, New Jersey

      In addition, Monmouth Community Bank leases approximately 5,000 square feet of office, storage and conference space at 6 West End Court, Long Branch, New Jersey.

      The main office of Allaire Community Bank is located in the Township of Sea Girt, New Jersey at 2200 Route 35. On September 27, 2001, Allaire Community Bank purchased the land and building of this branch.

      Allaire Community Bank also leases office space at the following branch locations:

            o     155 Main Street, Manasquan, New Jersey.

            o Shark River Plaza, 300 West Sylvania Avenue, Route 33, Neptune City, New Jersey.

            o     2201 Bridge Avenue, Point Pleasant, New Jersey.

            o     501 Main Street, Bradley Beach, New Jersey.

            o     611 Main Street, Belmar, New Jersey.

            o     Shop Rite Plaza, 2445 Highway 34, Manasquan, New Jersey.

Item 3.      Legal Proceedings
             -----------------

      There are no material legal, governmental, administrative or other proceedings pending against Central Jersey Bancorp, Monmouth Community Bank or Allaire Community Bank, or to which Central Jersey Bancorp, Monmouth Community Bank or Allaire Community Bank is a party, and to the knowledge of management no such material proceedings are threatened or contemplated.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

      On December 16, 2004, Central Jersey Bancorp held a special meeting of shareholders for purposes of acting upon the proposal to approve the combination of Central Jersey Bancorp and Allaire Community Bank as contemplated in the Agreement and Plan of Acquisition, dated as of June 30, 2004, between Central Jersey Bancorp and Allaire Community Bank. See "Item 1. Description of Business
- Business Development." 1,194,719 shares of Central Jersey Bancorp common stock were voted for the combination proposal, 2,205 shares of Central Jersey Bancorp common stock were voted against the combination proposal and the holders of 6,228 shares of Central Jersey Bancorp common stock abstained from voting on the combination proposal.

                                     PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and Small
            ---------------------------------------------------------------
            Business Issuer Purchases of Equity Securities
            ----------------------------------------------

      The common stock of Central Jersey Bancorp currently trades on the NASDAQ SmallCap Market under the ticker symbol "CJBK."

      The following table sets forth, for the periods indicated, the high and low last sale information for Central Jersey Bancorp's common stock, as reported on the NASDAQ SmallCap Market for the period commencing May 12, 2003 through December 31, 2004 and the NASDAQ OTC Bulletin Board for the period commencing January 1, 2003 through May 11, 2003. Please note that the information set forth below reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and has been adjusted to reflect the six-for-five stock split effected July 15, 2004 and the 5% stock distribution effected on December 31, 2003.

      Year Ended December 31, 2004                           High         Low
                                                           --------     --------
      First Quarter...................................      $24.79       $21.67
      Second Quarter..................................       24.77        20.00
      Third Quarter...................................       25.00        17.92
      Fourth Quarter..................................       34.05        23.23

      Year Ended December 31, 2003                           High         Low
                                                           --------     --------
      First Quarter...................................      $12.50       $11.75
      Second Quarter..................................       16.23        11.98
      Third Quarter...................................       16.98        15.08
      Fourth Quarter..................................       21.88        14.48

      As of March 11, 2005, the following were market makers for Central Jersey Bancorp's common stock: Ryan, Beck & Co., LLC; Hill Thompson; Magid, L.P.; Sandler, O' Neill & Partners, L.P.; Knight Securities, L.P.; Schwab Capital Markets, L.P.; and The Brut ECN, LLC.

      As of March 11, 2005, the approximate number of registered holders of Central Jersey Bancorp's common stock was 832.

      Central Jersey Bancorp has not paid any cash dividends on its common stock and does not intend to declare or pay cash dividends in the foreseeable future. Our dividend policy is subject to certain regulatory considerations and the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions. Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor, subject to the restrictions set forth under the Federal Bank Holding Company Act. We may pay cash dividends without regulatory approval if net income available to shareholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

      Central Jersey Bancorp did not repurchase any shares of its common stock during the period covered by this report.

Item 6.     Management's Discussion and Analysis or Plan of Operation
            ---------------------------------------------------------

      The following discussion and analysis is intended to provide information about Central Jersey Bancorp's financial condition and results of operations for the years ended December 31, 2004 and 2003. The following information should be read in conjunction with Central Jersey Bancorp's audited financial statements for the years ended December 31, 2004 and 2003, including the related notes thereto, which begin on page F-1 of this report.

General

      Central Jersey Bancorp (formerly Monmouth Community Bancorp) is a bank holding company headquartered in Long Branch, New Jersey. The holding company was incorporated in New Jersey on March 7, 2000, and became an active bank holding company on August 31, 2000 through the acquisition of Monmouth Community Bank, National Association. On January 1, 2005, Central Jersey Bancorp completed its strategic business combination transaction with Allaire Community Bank, a New Jersey state-chartered bank, pursuant to which Allaire Community Bank became a wholly-owned bank subsidiary of Central Jersey Bancorp. On the effective date of the combination, the name of the holding company was changed from Monmouth Community Bancorp to Central Jersey Bancorp. In addition, as a part of the combination, each outstanding share of common stock of Allaire Community Bank was exchanged for one share of Central Jersey Bancorp common stock.

      The following discussion and analysis and the audited financial statements for the years ended December 31, 2004 and 2003, including the related notes thereto, except for Note (2), do not address or reflect the financial performance of Allaire Community Bank. Such discussion and analysis and financial statement disclosure only addresses and reflects the financial performance of Central Jersey Bancorp and Monmouth Community Bank. Inasmuch as the combination of Central Jersey Bancorp and Allaire Community Bank took place on January 1, 2005, the financial performance of Allaire Community Bank on and after said date will be reflected in the consolidated financial statements of Central Jersey Bancorp, including the quarterly report on Form 10-Q for the three months ended March 31, 2005. For historical financial performance of Allaire Community Bank, and certain pro-forma financial information with respect to Central Jersey Bancorp and Allaire Community Bank, after giving effect to the combination, please see Central Jersey Bancorp's current report on Form 8-K, dated as of January 1, 2005, as amended.

Critical Accounting Policies

      Note (1) to our consolidated financial statements for the years ended December 31, 2004 and 2003, contained elsewhere in this report, includes a summary of our significant accounting policies. We believe our policy, with respect to the methodology for our determination of the allowance for loan losses, involves a high degree of complexity and requires management to make difficult and subjective judgments which often requires assumptions or estimates about uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. This critical policy and its application is periodically reviewed by Central Jersey Bancorp's audit committee and board of directors.

Overview

      Net income from operations for the year ended December 31, 2004 was $1.2 million, or $.65 per basic share and $.62 per diluted share, compared to net income of $482 thousand, or $.26 per basic share and $.25 per diluted share, for the year ended December 31, 2003. Per share earnings have been adjusted in both periods to reflect the six-for-five stock split effected July 15, 2004 and the 5% stock distribution to the shareholders of Central Jersey Bancorp paid on December 31, 2003.

      Total assets of $254.1 million at December 31, 2004 were comprised primarily of $9.4 million in Federal funds sold, $90.1 million in investment securities, $139.7 million in net loans and $9.2 million in cash and due from banks, compared to total assets of $222.6 million at December 31, 2003, which primarily consisted of $4.7 million in Federal funds sold, $83.3 million in investment securities plus an additional $5.0 million in securities due to other banks, $115.8 million in net loans and $9.7 million in cash and due from banks. Total assets at December 31, 2004 were funded primarily through deposits totaling $232.9 million, a 12.4% increase over deposits totaling $207.2 million at December 31, 2003.

      At the year ended December 31, 2004, non-accrual loans totaled $128 thousand as compared to non-accrual loans totaling $40 thousand for the year ended December 31, 2003. There were no loans ninety days or greater past due and still accruing interest at December 31, 2004 or 2003. There were no loan charge-offs in 2004 or 2003.

                                                              At or For the
                                                         Year ended December 31,
                                                         -----------------------

         Performance Ratios:                             2004              2003
                                                         ----              ----
             Return on average assets                    0.50%             0.24%
             Return on average shareholders' equity      7.93%             3.23%
             Shareholders' equity to total assets        6.24%             6.69%

Results of Operations

General

      Prior to January 1, 2005, Central Jersey Bancorp's principal source of revenue was derived from Monmouth Community Bank's net interest income, which is the difference between interest income on earning assets and interest expense on deposits and borrowed funds. Interest-earning assets consist principally of loans, securities and federal funds sold, while the sources used to fund such assets consist primarily of deposits. Central Jersey Bancorp's net income is also affected by Monmouth Community Bank's provision for loan losses, other income and other expenses. Other income consists primarily of service charges and fees. Other expenses consist primarily of salaries and employee benefits, occupancy costs and other operating related expenses.

For the years ended December 31, 2004 and 2003

Net Interest Income

      Net interest income for Monmouth Community Bank was $8.5 million for the year ended December 31, 2004, as compared to $6.5 million for the year ended December 31, 2003. Net interest income for the year ended December 31, 2004 was comprised primarily of $114 thousand in interest on Federal funds sold and due from banks, $8.2 million in interest on loans and $3.2 million in interest on securities, less interest expense on deposits of $2.8 million and interest expense on borrowed funds of $210 thousand, whereas net interest income for the year ended December 31, 2003 was comprised primarily of $140 thousand in interest on Federal funds sold and due from banks, $6.4 million in interest on loans and $2.5 million in interest on securities, less interest expense on deposits of $2.6 million.

      Interest-earning assets averaged $230.4 million for the year ended December 31, 2004, a 20.3% increase over interest-earning assets of $191.5 million for the year ended December 31, 2003. Interest-earning assets for such periods were funded primarily by deposit inflows and the proceeds from borrowed funds. Deposits for the year ended December 31, 2004 averaged $221.3 million, of which $192.4 million, or 86.9%, were interest-bearing. This number represents a 15.9% increase over average total deposits of $185.8 million for the year ended December 31, 2003, of which $160.3 million, or 86.3%, were interest-bearing. Subordinated debt and other borrowings, both of which had no average balance during 2003, averaged $3.9 million and $1.3 million, respectively, for the year ended December 31, 2004.

      Net interest margin, which represents net-interest income as a percentage of average interest-earning assets, was 3.69% for the year ended December 31, 2004, as compared to 3.39% for the year ended December 31, 2003. The net interest margin expansion was due primarily to an increase in interest rates, as measured by the Prime Rate of interest, which increased from 4.00% at December 31, 2003 to 5.25% at December 31, 2004, through a series of five, twenty-five basis point rate increases during 2004. As Monmouth Community Bank generates the majority of its interest income on loans and investments, the prevailing interest rate environment resulted in a modestly higher yield on total interest earning assets. The following table presents a summary of the principal components of average interest-earning assets and average interest-bearing liabilities with the related interest income and interest expense for the years ended December 31, 2004, 2003 and 2002:

   (dollars in thousands)               Year ended December 31, 2004   Year ended December 31, 2003   Year ended December 31, 2002
                                        ----------------------------   ----------------------------   ----------------------------

                                                            Average                        Average                        Average
                                         Average             Yield/     Average             Yield/     Average             Yield/
                                         Balance   Interest   Cost      Balance   Interest   Cost      Balance   Interest   Cost
                                        --------   -------  -------    --------   -------  -------    --------   -------  -------
Interest earning assets:
Federal funds sold                      $  6,167   $    80     1.30%   $ 11,976   $   105     0.88%   $ 15,484   $   222     1.43%
Loans receivable, gross                  129,706     8,206     6.33%     97,016     6,438     6.64%     77,347     5,568     7.20%
Deposits with banks                          589        34     5.77%        593        35     5.84%        535        32     5.92%
Securities                                93,945     3,231     3.44%     81,909     2,533     3.09%     50,914     2,453     4.82%
                                        --------   -------  -------    --------   -------  -------    --------   -------  -------
    Total interest earning assets        230,407    11,551     5.01%    191,494     9,111     4.76%    144,280     8,275     5.74%
Cash and due from banks                    9,454                          7,837                          6,435
Allowance for loan losses                 (1,496)                        (1,256)                        (1,036)
Other assets                               3,912                          3,144                          2,824
                                        --------                       --------                       --------
Total Assets                            $242,277                       $201,219                       $152,503
                                        ========                       ========                       ========

Interest bearing liabilities:

Interest bearing demand                 $ 56,795   $   668     1.18%   $ 47,581   $   553     1.16%   $ 42,274   $   796     1.88%
Money market                              39,689       479     1.21%     42,921       661     1.54%     27,322       707     2.59%
Savings                                   20,772       128     0.62%     18,232       116     0.64%     15,247       209     1.37%
Time                                      75,134     1,561     2.08%     51,542     1,282     2.49%     35,279     1,077     3.05%
                                        --------   -------  -------    --------   -------  -------    --------   -------  -------
    Total interest bearing deposits      192,390     2,836     1.47%    160,276     2,612     1.63%    120,122     2,789     2.32%
Other borrowings                           1,274        17     1.33%         --        --       --          --        --       --
Subordinated debentures                    3,866       193     4.99%         --        --       --          --        --       --
                                        --------   -------  -------    --------   -------  -------    --------   -------  -------
    Total interest-bearing liabilities   197,530     3,046     1.54%    160,276     2,612     1.63%    120,122     2,789     2.32%
Non-interest bearing demand               28,913                         25,554                         21,727
Other liabilities                            482                            488                            386
Shareholders' equity                      15,352                         14,901                         10,268
Total liabilities and shareholders'     --------                       --------                       --------
equity                                  $242,277                       $201,219                       $152,503
                                        ========                       ========                       ========

Net interest income                                $ 8,505                        $ 6,499                        $ 5,486
                                                   =======                        =======                        =======

Net interest rate spread(1)                                    3.47%                          3.13%                          3.42%

Net interest margin(2)                                         3.69%                          3.39%                          3.80%

----------
(1) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

      The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected Monmouth Community Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (1) changes attributable to changes in volume (changes in volume multiplied by prior rate); (2) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (3) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate (in thousands).

                                            Year ended December 31, 2004        Year ended December 31, 2003
                                                     Compared to                         Compared to
                                            Year ended December 31, 2003        Year ended December 31, 2002
                                         ---------------------------------   ---------------------------------

                                          Increase (Decrease)                 Increase (Decrease)
                                           Due to Change in:                   Due to Change in:
                                         --------------------     Total      --------------------     Total
                                                                 Increase                            Increase
                                          Volume       Rate     (Decrease)    Volume       Rate     (Decrease)
                                         --------    --------   ----------   --------    --------   ----------
(in thousands)
Interest Income:
  Loans                                  $  2,008    $   (240)   $  1,768    $  1,378    $   (508)   $    870
  Securities                                  396         303         699       1,157      (1,077)         80
  Other interest-bearing deposits              --          (1)         (1)          3          --           3
  Federal funds sold                          (63)         37         (26)        (43)        (74)       (117)
                                         --------------------------------    --------------------------------
   Total interest-earning assets            2,341          99       2,440       2,495      (1,659)        836

Interest Expense:
  Interest-bearing checking                   108           7         115          91        (334)       (243)
  Savings deposits                             16          (4)         12          35        (128)        (93)
  Money market deposits                       (47)       (135)       (182)        308        (354)        (46)
  Time deposits                               516        (237)        279         431        (226)        205
                                         --------------------------------    --------------------------------
Total interest-bearing deposits               593        (369)        224         865      (1,042)       (177)
  Other borrowings                             17          --          17          --          --          --
  Subordinated debentures                     193          --         193          --          --          --
                                         --------------------------------    --------------------------------
   Total interest-bearing liabilities         803        (369)        434         865      (1,042)       (177)
                                         --------------------------------    --------------------------------
Net interest income                      $  1,538    $    468    $  2,006    $  1,630    $   (617)   $  1,013
                                         ================================    ================================

Provision for Loan Losses

      For the year ended December 31, 2004, Monmouth Community Bank's provision for loan losses was $260 thousand, as compared to $150 thousand for the prior year.

      See  "Financial   Condition  -  Allowance  for  Loan  Losses  and  Related
Provision" for a further discussion on provision for loan losses.

Non-Interest Income

      Non-interest income was $849 thousand for the year ended December 31, 2004, as compared to $780 thousand for the year ended December 31, 2003, an increase of $69 thousand, or 8.9%. The increase was due primarily to service charges on bank accounts which were $830 thousand for the year ended December 31, 2004, as compared to $656 thousand for the prior year, an increase of $174 thousand, or 26.5%. There were no gains on the sale of available for sale securities or loans held for sale for the year ended 2004 as compared to $76 thousand and $13 thousand, respectively, for the prior year.

Non-Interest Expense

      Non-interest expense includes, among other costs and expenses, salaries, costs of employee benefits, professional and application fees and occupancy expense. Non-interest expense for the year ended December 31, 2004 was $7.1 million, as compared to non-interest expense of $6.3 million for the prior year. This increase was due to expenses incurred to support the general growth of Monmouth Community Bank. During 2004, Monmouth Community Bank opened its seventh branch, Ursula Plaza in North Long Branch. The Route 33 Neptune branch was opened in February of 2003. Full-time equivalent employees totaled 82.5 at December 31, 2004 as compared to 69 at December 31, 2003. The table below presents operating expenses, by major category, for the years ended December 31, 2004 and 2003, respectively (in thousands):

Operating Expenses:                                           2004          2003
-------------------                                           ----          ----

Salaries and employee benefits                             $ 3,619       $ 3,185
Net occupancy expenses                                         844           792
Data processing fees                                           571           485
Outside service fees                                           530           500
Furniture, fixtures and equipment                              290           277
Advertising and marketing expenses                             236           172
Printing, stationery, and supplies                             185           182
Insurance expense                                              106            77
Audit and tax fees                                              96            80
Regulatory exam fees                                            74            64
Legal fees and expenses                                         72            98
Other operating expenses                                       475           413
                                                           ---------------------
      Total                                                $ 7,098         6,325
                                                           =====================

Income Tax Expense

      For the year ended December 31, 2004, income tax expense increased $456 thousand, to $778 thousand, on net income before taxes of $2.0 million, resulting in an effective tax rate of 39.0% in 2004, as compared to income tax expense of $322 thousand on net income before taxes of $804 thousand for the year ended December 31, 2003, resulting in an effective tax rate of 40.0% in 2003.

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

Non-Interest Income

      Non-interest income was $780 thousand for the year ended December 31, 2003, as compared to $661 thousand for the year ended December 31, 2002, an increase of $119 thousand, or 18%. The increase was due primarily to service charges on bank accounts which were $656 thousand for the year ended December 31, 2003, as compared to $438 thousand for the prior year, an increase of $218 thousand, or 50%. In addition, Monmouth Community Bank generated $35 thousand in fees from GMAC, which, as part of a strategic partnership that commenced at the beginning of 2003, provides residential mortgage products and services to customers of Monmouth Community Bank. However, as a direct result of Monmouth Community Bank switching from a residential mortgage provider to one that is a true referral source in 2003, gains from the sale of loans held for sale declined to $13 thousand in 2003 from $64 thousand in 2002. Gains on the sale of available for sale securities were $76 thousand in 2003 as compared to $159 thousand in 2002.

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

Financial Condition

Securities Portfolio

      At December 31, 2004, Monmouth Community Bank's securities portfolio consisted of obligations of United States Government sponsored agencies and mortgaged-backed securities of United States Government sponsored agencies. Securities held to maturity of $16.5 million at December 31, 2004, represented an increase of $1.4 million over the year ended December 31, 2003 total of $15.1 million. Securities available-for-sale had a market value of $73.7 million at December 31, 2004, representing an increase of $5.5 million over the December 31, 2003 total of $68.2 million. This increase was the result of the general balance sheet growth that occurred during 2004 and that the majority of investment purchases made during 2004 occurred in the available for sale portfolio.

The following table summarizes the maturity and weighted average yields in each of Monmouth Community Bank's securities portfolios at December 31, 2004:

                                                                       Over        Over
Maturities and weighted average yields:                    Within     1 to 5      5 to 10    Over 10
(dollars in thousands)                                     1 Year      Years       Years      Years       Total
                                                          --------   --------    --------    --------    --------
Securities held to maturity

Mortgage-backed securities:
   Amortized cost                                         $     --   $    519    $  5,677    $  6,296    $ 12,492
   Weighted average yield                                       --       4.88%       4.20%       4.83%       4.54%
Obligations of U.S. Government agencies
   Amortized cost                                               --      3,992          --          --       3,992
   Weighted average yield                                       --       3.58%         --          --        3.58%
                                                          --------   --------    --------    --------    --------
Total securities held to maturity
   Amortized cost                                         $     --   $  4,511    $  5,677    $  6,296    $ 16,484
   Weighted average yield                                       --       3.73%       4.20%       4.83%       4.31%
                                                          ========   ========    ========    ========    ========

Securities available for sale:

Mortgage-backed securities
   Amortized cost                                         $     --   $ 10,072    $ 28,270    $     --    $ 38,342
   Weighted average yield                                       --       3.35%       3.62%         --        3.55%
Obligations of U.S. Government agencies
   Amortized cost                                               --     35,326          --          --      35,326
   Weighted average yield                                       --       3.08%         --          --        3.08%
                                                          --------   --------    --------    --------    --------
Total securities available for sale
   Amortized cost                                         $     --   $ 45,398    $ 28,270    $     --    $ 73,668
   Weighted average yield                                       --       3.14%       3.62%         --        3.32%
                                                          ========   ========    ========    ========    ========

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

      The purpose of bonds in the held-to-maturity portfolio is to provide earnings consistent with the safety factors of quality, maturity and risk diversification. This purpose is reflected in the accounting principle that carrying a debt security at amortized cost is appropriate only if the investment committee of Monmouth Community Bank has the intent and ability to hold that security to maturity. Management should be indifferent to price fluctuations unrelated to the continuing ability of a security to contribute to recurring income. For purposes of our investment policy, a security shall be deemed to have matured if it is sold (1) within 3 months of maturity or a call date if exercise of the call is probable, or (2) after collection of at least 85% of the principal outstanding at acquisition.

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

      Monmouth Community Bank conducts both commercial and retail lending activities. The loan approval process at Monmouth Community Bank is driven by the aggregate indebtedness of the borrower and related entities. Executive officers with lending authority and loan officers have various individual and collective loan approval authorities up to $500,000. This lending limit was increased from $250,000 to $500,000 on January 1, 2005, the effective date of the combination of Central Jersey Bancorp and Allaire Community Bank. All credit accommodations exceeding $500,000 are referred to Monmouth Community Bank's loan committee for review and approval. The loan committee is comprised of internal officers and outside directors. A loan officer with a loan application for more than $500,000 (or from a borrowing relationship with aggregate debt in excess of $500,000) presents a complete analysis of the proposed credit accommodation to the members of the loan committee for their consideration. The analysis includes, among other things, the following:

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

      A similar analysis is prepared for those loan requests aggregating in excess of $100,000 but less than the $500,000 threshold.

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

      The following table summarizes net loans outstanding by loan category and amount at December 31, 2004, 2003, 2002, 2001 and 2000.

(in thousands)                         2004       2003       2002       2001      2000
                                       ----       ----       ----       ----      ----
---------------------------------------------------------------------------------------
Commercial and industrial loans    $ 22,392   $ 20,380   $ 17,060   $ 17,396   $ 11,913

Real estate loans - commercial       96,291     77,799     57,079     32,776     25,355

Home equity and second mortgages     22,014     17,734     14,816     11,182      9,279

Consumer loans                          638      1,270      1,601      1,113      1,047
---------------------------------------------------------------------------------------
Total loans                        $141,335   $117,183   $ 90,556   $ 62,467   $ 47,594

Less allowance for loan losses        1,638      1,378      1,228        855        650
---------------------------------------------------------------------------------------
Net loans                          $139,697   $115,805   $ 89,328   $ 61,612   $ 46,944
=======================================================================================
Loans held for sale
                                   $      0   $      0   $    302   $    269   $      0

      For the year ended December 31, 2004, net loans increased by $23.9 million to $139.7 million, which represents a 20.6% increase from the $115.8 million at December 31, 2003.

      For the year ended December 31, 2004, commercial and industrial loans and commercial real estate loans increased by $20.5 million to $118.7 million, which represents a 20.9% increase from the $98.2 million at December 31, 2003.

      During 2004, home equity and second mortgages increased by $4.3 million to $22.0 million at December 31, 2004, which represents a 24.1% increase from the $17.7 million at December 31, 2003.

      The following table summarizes the maturities of loans by category and whether such loans are at a fixed or floating rate at December 31, 2004.

                                                                            December 31, 2004
                                                      ---------------------------------------------------------------

                                                                   Over       Over      Over
Maturity and repricing data for loans:                 Within     1 to 3     3 to 5    5 to 10    Over 10
(in thousands)                                         1 Year      Years      Years     Years      Years       Total
                                                      ---------------------------------------------------------------
Loans secured by 1-4 family residential properties
    Fixed rate                                        $    656   $    959   $  1,205   $    846   $    490   $  4,156
    Adjustable rate                                     26,450         --         --         --         --     26,450

All other loans secured by real estate
    Fixed rate                                           2,114     18,450     27,928     19,994         --     68,486
    Adjustable rate                                     19,341         --         --         --         --     19,341

All other loans
    Fixed rate                                           2,455      2,210      4,007      2,522         47     11,241
    Adjustable rate                                     11,661         --         --         --         --     11,661
                                                      ---------------------------------------------------------------
Total                                                 $ 62,677   $ 21,619   $ 33,140   $ 23,362   $    537   $141,335
                                                      ===============================================================

Non-Performing Loans

      A loan is considered to be non-performing if it (1) is on a non-accrual basis, (2) is past due ninety days or more and still accruing interest, or (3) has been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial position of the borrower. A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only where it is both adequately secured as to principal and is in the process of collection. Monmouth Community Bank had non-performing loans totaling $128 thousand and $40 thousand at December 31, 2004 and 2003, respectively.

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

      As of December 31, 2004 and 2003, there were no loans identified as having structural weaknesses on the "watch list." The total balance of loans on the "watch list" at December 31, 2004 and 2003 was $4.5 million and $1.9 million, respectively.

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

      Loan risk ratings for every loan are determined by credit officers who consider various factors including the borrower's current financial condition and payment status, historical loan performance, underlying collateral, as well as internal loan review and regulatory ratings. Any loans with known potential losses are categorized and reserved for separately.

      The loss factors applied to each loan risk rating are inherently subjective in nature, and, in Monmouth Community Bank's circumstances, even more so due to the lack of any meaningful charge-off experience. Loss factors are assigned to loan risk rating categories on the basis of our assessment of the potential risk inherent in each loan type. Key factors we consider in determining loss factors for each loan type include the current real estate market conditions, changes in the trend of delinquencies and non-performing loans, the current state of the local and national economy, loan portfolio growth and changes in composition and concentrations within the portfolio. The loss factors are evaluated by management on a quarterly basis and any adjustments are approved by the board of directors of Central Jersey Bancorp. There have been no significant changes in loss factors in 2004 as compared to 2003.

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

      Our primary lending emphasis is the origination of commercial real estate loans, commercial and industrial loans, and to a lesser extent, home equity and second mortgages. As a result of our strategic plans and lending emphasis, we have a loan concentration in commercial loans at December 31, 2004 and 2003, the majority of which are secured by real property located in New Jersey.

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

      The provision for loan losses was $260 thousand for 2004, as compared to $150 thousand for 2003. The 2004 provision was required based upon credit characteristics of the net loan growth of 20.6% for the year ended December 31, 2004. The provision for loan losses of $150 thousand for the year ended December 31, 2003 was in response to net loan growth of 29.7% during such period. There were no significant changes in loan portfolio composition, asset quality, or credit delinquencies that impacted the allowance for loan losses during the year ended December 31, 2004, as compared to the same period in 2003.

      Loan portfolio composition remained consistent in 2004, as compared to 2003, with commercial loans comprising 84% of total loans outstanding at December 31, 2004 and 2003. In addition, Monmouth Community Bank had non-accrual or impaired loans totaling $128 thousand at December 31, 2004 as compared to $40 thousand at December 31, 2003. Gross loans outstanding totaled $141.3 million at December 31, 2004, as compared to $117.2 million at December 31, 2003, an increase of $23.9 million, or 20.6%. The allowance for loan losses increased to $1.64 million, or 1.16%, at December 31, 2004, from the $1.38 million at December 31, 2003.

      The following table summarizes Monmouth Community Bank's allowance for loan losses for the years ended December 31, 2004, 2003, 2002, 2001 and 2000.

(in thousands)                                            2004       2003       2002        2001        2000
                                                        --------   --------   --------    --------    --------
-------------------------------------------------------------------------------------------------------------
Balance, beginning of year                              $ 1,378    $ 1,228    $   855     $   650     $   359

Provision charged to expense                                260        150        373         211         291

Charge-offs                                                   0          0         (1)         (6)          0

Recoveries                                                    0          0          1           0           0
-------------------------------------------------------------------------------------------------------------
Balance, end of year                                    $ 1,638    $ 1,378    $ 1,228     $   855     $   650
=============================================================================================================
Ratio of allowance for loan losses to total loans          1.16%      1.18%      1.36%       1.37%       1.37%

Ratio of net charge-offs to average loans outstanding      0.00%      0.00%      0.00%       0.00%       0.00%

      The following table sets forth Monmouth Community Bank's percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated (dollars in thousands):

                   December 31, 2004                December 31, 2003                December 31, 2002
              ----------------------------     ----------------------------     ----------------------------
                                   Percent                          Percent
                        Percent      of                  Percent      of                 Percent
                          of        loans                  of        loans                  of       Percent
                       allowance     to                 allowance     to                 allowance   of loans
                       to total     total               to total     total               to total    to total
              Amount   allowance    loans      Amount   allowance    loans      Amount   allowance    loans
              -------   -------    -------     -------   -------    -------     -------   -------    -------
Commercial
  loans       $ 1,403      85.7%      84.0%    $ 1,151      83.5%      83.8%    $ 1,007      82.0%      81.9%

Consumer
  loans           235      14.3%      16.0%        227      16.5%      16.2%        221      18.0%      18.1%
              -------   -------    -------     -------   -------    -------     -------   -------    -------
Total         $ 1,638     100.0%     100.0%    $ 1,378     100.0%     100.0%    $ 1,228     100.0%     100.0%
              =======   =======    =======     =======   =======    =======     =======   =======    =======

                    December 31, 2001               December 31, 2000
              ----------------------------     ----------------------------
                                   Percent                          Percent
                        Percent      of                  Percent      of
                          of        loans                  of        loans
                       allowance     to                 allowance     to
                       to total     total               to total     total
              Amount   allowance    loans      Amount   allowance    loans
              -------   -------    -------     -------   -------    -------
Commercial
  loans       $   709      82.9%      80.3%    $   523      80.5%      78.3%

Consumer
  loans           146      17.1%      19.7%        127      19.5%      21.7%
              -------   -------    -------     -------   -------    -------
Total         $   855     100.0%     100.0%    $   650     100.0%     100.0%
              =======   =======    =======     =======   =======    =======

Deposits

      One of Monmouth Community Bank's primary strategies is the accumulation and retention of core deposits. Core deposits are defined as of all deposits except certificates of deposits with balances in excess of $100 thousand.

      Total deposits were $232.9 million at December 31, 2004, an increase of $25.7 million, or 12.4%, from the year ended December 31, 2003 total of $207.2 million. Core deposits as a percentage of total deposits were 77% at December 31, 2004 as compared to 78% at December 31, 2003.

      The following table represents categories of Monmouth Community Bank's deposits at December 31, 2004, 2003 and 2002.

                                                     December 31,  December 31,  December 31,
                                                     ------------  ------------  ------------
      (in thousands)                                     2004          2003          2002
                                                         ----          ----          ----
      Demand deposits, non-interest bearing            $ 29,897      $ 26,818      $ 22,581

      Savings, N.O.W. and money market accounts         122,225       118,265        98,328

      Certificates of deposit of less than $100,000      27,353        17,449        16,863

      Certificates of deposit of $100,000 or more        53,378        44,702        26,235
                                                       --------      --------      --------
      Total deposits                                   $232,853      $207,234      $164,007
                                                       ========      ========      ========

      The following table represents categories of Monmouth Community Bank's average deposit balances and weighted average interest rates for the years ended December 31, 2004, 2003 and 2002.

                                                       December 31,             December 31,             December 31,
                                                       ------------             ------------             ------------
(in thousands)                                             2004                     2003                     2002
                                                           ----                     ----                     ----
                                                               Weighted                 Weighted                 Weighted
                                                   Average     Average      Average     Average      Average     Average
                                                   Balance      Rate        Balance       Rate       Balance      Rate
                                                  ---------    -------     ---------    -------     ---------    -------
Demand deposits, non-interest bearing             $  28,913         --%    $  25,554         --%    $  21,727         --%

Savings, N.O.W. and money market accounts           117,256       1.09%      108,734       1.22%       84,843       2.02%

Certificates of deposit of less than $100,000        26,859       2.07%       17,306       2.95%       13,572       3.43%

Certificates of deposit of $100,000 or more          48,275       2.08%       34,236       2.22%       21,707       2.82%
                                                  ---------    -------     ---------    -------     ---------    -------
Total deposits                                    $ 221,303       1.28%    $ 185,830       1.41%    $ 141,849       1.97%
                                                  =========    =======     =========    =======     =========    =======

      At December 31, 2004, Monmouth Community Bank had $80.7 million in time deposits maturing as follows (in thousands):

                                                           Over 1
                                  3 months    Over 3 to   year to 3    Over 3
                                  or less     12 months     years      years       Total
                                  --------    --------    --------    --------    --------
Less than $100,000                $  8,888    $ 15,288    $  2,448    $    729    $ 27,353

Equal to or more than $100,000      34,112      13,666       1,682       3,918      53,378
                                  --------    --------    --------    --------    --------
Total                             $ 43,000    $ 28,954    $  4,130    $  4,647    $ 80,731
                                  ========    ========    ========    ========    ========

Liquidity and Capital Resources

      Liquidity defines the ability of Monmouth Community Bank to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank's asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements. During the past two years, the liquidity needs of Monmouth Community Bank were primarily met by cash on hand and loan and investment amortizations. Monmouth Community Bank invests funds not needed for operations (excess liquidity) primarily in daily Federal funds sold. With adequate cash inflows resulting from deposits during the years 2004 and 2003, Monmouth Community Bank maintained levels of short-term assets sufficient to maintain ample liquidity. During 2004, Monmouth Community Bank continued to maintain a large secondary source of liquidity known as Investment Securities Available for Sale. The market value of that portfolio was $73.7 million at December 31, 2004 and $68.2 million at December 31, 2003.

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

      Quantitative measures established by regulation to ensure capital adequacy require Monmouth Community Bank to maintain minimum amounts and ratios (set forth in the following table) of Total Capital and Tier 1 Capital to risk weighted assets, and of Tier 1 Capital to average assets (leverage ratio). We believe that, as of December 31, 2004, Monmouth Community Bank met all capital adequacy requirements to which it is subject.

      As of December 31, 2004, the most recent notification from the OCC categorized Monmouth Community Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that we believe have changed Monmouth Community Bank's category.

      The following is a summary of the Bank and Central Jersey Bancorp's actual capital ratios as of December 31, 2004 and 2003, compared to the minimum capital adequacy requirements and the requirements for classification as a "well-capitalized" institution:

                                                Tier I               Tier I
                                              Capital to           Capital to          Total Capital to
                                         Average Assets Ratio     Risk Weighted           Risk Weighted
              Bank                         (Leverage Ratio)        Asset Ratio           Asset Ratio
                                           2004       2003       2004       2003       2004       2003
                                         -------------------------------------------------------------
Monmouth Community Bank                    8.23%      6.86%     12.82%     11.01%     13.82%     12.01%

"Adequately capitalized" institution
(under Federal regulations)                4.00%      4.00%      4.00%      4.00%      8.00%      8.00%

"Well capitalized" institution (under
Federal regulations)                       5.00%      5.00%      6.00%      6.00%     10.00%     10.00%

                                                Tier I               Tier I
                                              Capital to            Capital to        Total Capital to
                                         Average Assets Ratio     Risk Weighted         Risk Weighted
     Central Jersey Bancorp                (Leverage Ratio)        Asset Ratio           Asset Ratio
                                           2004       2003       2004       2003       2004       2003
                                         -------------------------------------------------------------
Central Jersey Bancorp                     8.15%      6.86%     12.70%     11.01%     13.70%     12.01%

"Adequately capitalized" institution
(under Federal regulations)                4.00%      4.00%      4.00%      4.00%      8.00%      8.00%

"Well capitalized" institution (under
Federal regulations)                       5.00%      5.00%      6.00%      6.00%     10.00%     10.00%

Guaranteed Preferred Beneficial Interest in Central Jersey Bancorp Subordinated Debt

      In March 2004, MCBK Capital Trust I, a newly formed Delaware statutory business trust and a wholly-owned, unconsolidated subsidiary of Central Jersey Bancorp, issued an aggregate of $5.0 million of trust preferred securities to ALESCO Preferred Funding III, a pooled investment vehicle. Sandler O'Neill & Partners, L.P. acted as placement agent in connection with the offering of the trust preferred securities. The securities issued by MCBK Capital Trust I are fully guaranteed by Central Jersey Bancorp with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to the three-month LIBOR plus 285 basis points, which resets quarterly, with an initial interest rate of 3.96%. The securities mature on April 7, 2034 and may be called at par by Central Jersey Bancorp any time after April 7, 2009. These securities were placed in a private transaction exempted from registration under the Securities Act.

      The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of Subordinated Debentures from Central Jersey Bancorp. The Subordinated Debentures bear a variable interest rate equal to LIBOR plus 2.85% (2.66% + 2.85% = 5.51% at March 7, 2005). Although the Subordinated Debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp. At December 31, 2004, the $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital. Central Jersey Bancorp is using the proceeds it received from the Subordinated Debentures to support the general balance sheet growth of Central Jersey Bancorp and to help ensure that the Bank maintains the required regulatory capital ratios.

      On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At December 31, 2004, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities. Based on a preliminary review of the final rule, Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital.

Recent Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS No. 153 are to be applied prospectively and are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial condition or results of operations.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related guidance. SFAS No. 123 (revised 2004) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123 (revised 2004) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We do not expect the adoption of SFAS No. 123 (revised 2004) will have a material impact on our financial condition or results of operations.

      In September 2004, the FASB approved issuing a Staff Position to delay the requirement to record impairment losses under Emerging Issues Task Force Issue No. 03-1, The Meaning of Other Than Temporary Impairment and its Application to Certain Investments ("EITF 03-1"). The approved delay is applicable to all securities within the scope of EITF 03-1 and will remain in effect until new guidance is issued and comes into effect. The disclosure requirements originally prescribed by EITF 03-1 will remain in effect, and SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, September 1985, SAB Topic 5.M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, remains in effect for public companies.

Impact of Inflation
-------------------

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

Item 7.     Financial Statements
            --------------------

      The consolidated financial statements and supplementary data of Central Jersey Bancorp called for by this item are submitted under a separate section of this report. Reference is made to the Index of Financial Statements contained on page F-1 herein.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
            --------------------

      None.

Item 8A.    Controls and Procedures
            -----------------------

      As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-KSB, Central Jersey Bancorp carried out an evaluation of the effectiveness of the design and operation of Central Jersey Bancorp's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of Central Jersey Bancorp's management, including Central Jersey Bancorp's President and Chief Executive Officer and Central Jersey Bancorp's Executive Vice President and Chief Financial Officer, who concluded that Central Jersey Bancorp's disclosure controls and procedures are effective. There has been no significant change in Central Jersey Bancorp's internal controls during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Central Jersey Bancorp's internal control over financial reporting.

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Central Jersey Bancorp's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Central Jersey Bancorp's reports filed under the Exchange Act is accumulated and communicated to management, including Central Jersey Bancorp's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
            -------------------------------------------------

      The information required under this Item with respect to Central Jersey Bancorp's directors and executive officers is contained in Central Jersey Bancorp's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 26, 2005, under the captions "Election of Directors," "Compliance with Section 16(a) of the Securities Exchange Act" and "Executive Officers" and is incorporated herein by reference.

Item 10.    Executive Compensation
            ----------------------

      The information required under this Item with respect to executive compensation is contained in Central Jersey Bancorp's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 26, 2005, under the caption "Executive Compensation" and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
           ---------------------------

      The information required by Items 201(d) and 403 of Regulation S-B is contained in Central Jersey Bancorp's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 26, 2005, under the captions
"Securities Authorized for Issuance under Equity Compensation Plan" and "Principal Shareholders and Security Ownership of Management" and is incorporated herein by reference.

Item 12.    Certain Relationships and Related Transactions
            ----------------------------------------------

      The information required by this item is contained in Central Jersey Bancorp's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 26, 2005, under the caption "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

      a)    Exhibits
            --------

            Reference is made to the Index of Exhibits beginning on page E-1 herein.

      b)    Reports on Form 8-K:
            --------------------

      During the three months ended December 31, 2004, the Registrant filed with the Securities and Exchange Commission the following Current Report on Form 8-K:

      The Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to an event occurring on October 23, 2004. This Current Report on

Form 8-K, filed pursuant to Item 2.02 of that Form, reported the issuance of the
press  release  announcing  Central  Jersey  Bancorp's  unaudited   consolidated
financial results for the three-month period ended September 30, 2004.

      There were no financial statements filed with the above described Current Report on Form 8-K.

Item 14.    Principal Accounting Fees and Services

      The information required by this item is contained in Central Jersey Bancorp's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 26, 2005, under the caption "Principal Accounting Fees and Services" and is incorporated herein by reference.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MONMOUTH COMMUNITY BANCORP


Date: March 30, 2005                  By: /s/ James S. Vaccaro
                                          --------------------------------------
                                          James S. Vaccaro
                                          President and Chief Executive Officer

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carl F. Chirico and James S. Vaccaro and each of them, his true and lawful attorneys-in-fact and agents for him and in his name, place an stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the following persons in the capacities and on the dates stated.

         Signatures                                Title                               Date
         ----------                                -----                               ----

 /s/ George S. Callas                   Chairman of the Board of                March 30, 2005
--------------------------------        Directors
   George S. Callas


     /s/ Carl F. Chirico                Vice Chairman of the Board              March 30, 2005
--------------------------------        of Directors
       Carl F. Chirico



    /s/ James S. Vaccaro                President and Chief Executive           March 30, 2005
--------------------------------        Officer (Principal Executive
      James S. Vaccaro                  Officer)


     /s/ Robert S. Vuono                Senior Executive Vice                   March 30, 2005
--------------------------------        President, Chief Operating
       Robert S. Vuono                  Officer, Secretary and Director


  /s/ Anthony Giordano, III             Executive Vice President,               March 30, 2005
--------------------------------        Chief Financial Officer,
    Anthony Giordano, III               Treasurer and Assistant
                                        Secretary (Principal Financial
                                        and Accounting Officer)


     /s/ James G. Aaron                         Director                        March 30, 2005
--------------------------------
       James G. Aaron


  /s/ Nicholas A. Alexander                     Director                        March 30, 2005
--------------------------------
    Nicholas A. Alexander


   /s/ John A. Brockriede                       Director                        March 30, 2005
--------------------------------
     John A. Brockriede


    /s/ M. Claire French                        Director                        March 30, 2005
--------------------------------
      M. Claire French


    /s/ William H. Jewett                       Director                        March 30, 2005
--------------------------------
      William H. Jewett


   /s/ Paul A. Larson, Jr.                      Director                        March 30, 2005
--------------------------------
     Paul A. Larson, Jr.


     /s/ John F. McCann                         Director                        March 30, 2005
--------------------------------
       John F. McCann


      /s/ Mark G. Solow                         Director                        March 30, 2005
--------------------------------
        Mark G. Solow

                             CENTRAL JERSEY BANCORP
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                                    Contents

                                December 31, 2004

Report of Independent Registered Public Accounting Firm ................................ F-2
Consolidated Balance Sheets at December 31, 2004 and 2003............................... F-3
Consolidated Statements of Income for the years ended December 31, 2004 and 2003........ F-4
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2004 and 2003................................................... F-5
Consolidated Statement of Cash Flows for the years ended
     December 31, 2004 and 2003......................................................... F-6
Notes to Consolidated Financial Statements.............................................. F-7

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Central Jersey Bancorp (formerly Monmouth Community Bancorp):

We have audited the accompanying consolidated balance sheets of Central Jersey Bancorp and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Central Jersey Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Jersey
Bancorp and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.


                                    /s/ KPMG LLP

Short Hills, New Jersey
March 18, 2005

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003
                (dollars in thousands, except per share amounts)

ASSETS                                                                  2004         2003
------                                                                --------     --------
Cash and due from banks                                               $  9,169     $  9,689
Federal funds sold                                                       9,425        4,675
Investment securities available for sale, at market value               73,668       68,196
Investment securities held to maturity (market value of
  $16,549 and $15,278 at December 31, 2004 and 2003, respectively)      16,484       15,079
Loans, net                                                             139,697      115,805
Premises and equipment                                                   2,496        2,171
Other assets                                                             3,176        2,037
Due from broker                                                             --        4,961
                                                                      --------     --------
       Total assets                                                   $254,115     $222,613
                                                                      ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
  Non-interest bearing                                                $ 29,897     $ 26,818
  Interest bearing                                                     202,956      180,416
                                                                      --------     --------
                                                                       232,853      207,234

Accrued expenses and other liabilities                                     252          480
Subordinated debentures                                                  5,155           --
                                                                      --------     --------

       Total liabilities                                               238,260      207,714
                                                                      --------     --------

Commitments and contingencies (Notes 5 and 10)

Shareholders' equity:
Common stock, par value $0.01 per share. Authorized
  100,000,000 shares and issued and outstanding
  1,860,725 and 1,860,403 shares at December 31, 2004
  and 2003, respectively                                                    19           19
Additional paid-in capital                                              15,237       15,238
Accumulated other comprehensive loss                                      (619)        (358)
Retained earnings                                                        1,218           --
                                                                      --------     --------
       Total shareholders' equity                                       15,855       14,899

                                                                      --------     --------
       Total liabilities and shareholders' equity                     $254,115     $222,613
                                                                      ========     ========

See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                (dollars in thousands, except per share amounts)

                                                                  2004          2003
                                                               ----------    ----------
Interest and dividend income:
   Interest and fees on loans                                  $    8,206    $    6,438
   Interest on securities available for sale                        2,517         1,791
   Interest on securities held to maturity                            714           742
   Interest on federal funds sold and due from banks                  114           140
                                                               ----------    ----------
        Total interest income                                      11,551         9,111

Interest expense:
   Interest expense on deposits                                     2,836         2,612
   Interest expense on subordinated debentures                        193            --
   Interest expense on other borrowings                                17            --
                                                               ----------    ----------
        Total interest expense                                      3,046         2,612

                                                               ----------    ----------
        Net interest income                                         8,505         6,499

Provision for loan losses                                             260           150
                                                               ----------    ----------
        Net interest income after provision for loan losses         8,245         6,349
                                                               ----------    ----------

Other income:
   Service charges on deposit accounts                                830           656
   Gain on the sale of available for sale securities                   --            76
   Gain on the sale of loans held for sale                             --            13
   Other service charges, commissions and fees                         19            35
                                                               ----------    ----------
        Total other income                                            849           780
                                                               ----------    ----------

Operating expenses:
   Salaries and employee benefits                                   3,619         3,185
   Occupancy expenses                                                 844           792
   Data processing fees                                               571           485
   Outside service fees                                               530           500
   Professional and application fees                                  311           301
   Furniture, fixtures and equipment                                  290           273
   Advertising and public relations                                   236           182
   Stationery, supplies and printing                                  185           172
   Telephone and postage                                              136           126
   Insurance                                                          106            77
   Other expenses                                                     270           232
                                                               ----------    ----------
        Total other expenses                                        7,098         6,325
                                                               ----------    ----------

Income before provision for income taxes                            1,996           804
Income taxes                                                          778           322
                                                               ----------    ----------
   Net income                                                  $    1,218    $      482
                                                               ==========    ==========

Basic earnings per share                                       $      .65    $      .26
                                                               ==========    ==========
Diluted earnings per share                                     $      .62    $      .25
                                                               ==========    ==========

Average basic shares outstanding                                1,860,688     1,860,588
                                                               ==========    ==========
Average diluted shares outstanding                              1,961,481     1,916,981
                                                               ==========    ==========

See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                             (dollars in thousands)

                                                                           Accumulated
                                                              Additional      other
                                                   Common      paid-in     comprehensive   Retained
                                                   stock       capital     income (loss)   earnings        Total
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                      $     18     $ 14,764      $    149      $     --      $ 14,931
-----------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                              --           --            --           482           482
Unrealized loss on securities
   available for sale, net of tax of $213               --           --          (461)           --          (461)
Less reclassification adjustment for
   gains included in income, net of tax
   of $30                                               --           --           (46)           --           (46)
                                                                                                         --------
Total comprehensive loss                                --           --            --            --           (25)
Issuance of 5% stock distribution -
   88,254 shares                                         1          481            --          (482)           --
Fractional shares paid in cash                          --           (8)           --            --            (8)
Exercise of stock options - 72 shares                   --            1            --            --             1
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                      $     19     $ 15,238      $   (358)     $     --      $ 14,899
-----------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                              --           --            --         1,218         1,218
Unrealized loss on securities
   available for sale, net of tax of $152               --           --          (261)           --          (261)
                                                                                                         --------
Total comprehensive income                              --           --            --            --           957
Fractional shares paid in cash                          --           (4)           --            --            (4)
Exercise of stock options - 261 shares                  --            3            --            --             3
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                      $     19     $ 15,237      $   (619)     $  1,218      $ 15,855
=================================================================================================================

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                             (dollars in thousands)

                                                                                        2004          2003
                                                                                      --------      --------
Cash flows from operating activities:
   Net income                                                                         $  1,218      $    482
Adjustments to reconcile net income to net cash provided by operating activities:
   Deferred taxes                                                                         (215)          (50)
   Provision for loan losses                                                               260           150
   Depreciation and amortization                                                           422           417
   Gain on the sale of available for sale securities                                        --           (76)
   Decrease (increase) in due from broker                                                4,961        (4,961)
   Gain on the sale of loans held for sale                                                  --           (13)
   Origination of loans held for sale                                                       --        (1,605)
   Proceeds from sale of loans held for sale                                                --         1,920
   Net premium amortization on held to maturity securities                                  77           108
   Net premium amortization on available for sale securities                               362           864
   Increase in other assets                                                               (757)         (185)
   Decrease in accrued expenses and other liabilities                                     (228)          (19)
                                                                                      --------      --------
        Net cash provided by (used in) operating activities                              6,100        (2,968)
                                                                                      --------      --------

Cash flows from investing activities:
   Purchase of investment securities held to maturity                                   (4,992)       (9,963)
   Purchase of investment securities available for sale                                (21,127)      (85,995)
   Maturities of and paydowns on investment securities held to maturity                  3,510        20,315
   Maturities of and paydowns on investment securities available for sale               14,864        43,082
   Proceeds from sale of investment securities available for sale                           --        17,870
   Net increase in loans                                                               (24,152)      (26,627)
   Purchases of premises and equipment, net                                               (746)         (950)
                                                                                      --------      --------
        Net cash used in investment activities                                         (32,643)      (42,268)
                                                                                      --------      --------

Cash flows from financing activities:
   Net increase in non-interest bearing deposits                                         3,079         4,237
   Net increase in interest bearing deposits                                            22,540        38,990
   Issuance of subordinated debentures                                                   5,155            --
   Issuance of common stock, net                                                             3             1
   Cash paid for fractional shares                                                          (4)           (8)
                                                                                      --------      --------
        Net cash provided by financing activities                                       30,773        43,220
                                                                                      --------      --------

        Increase (decrease) in cash and cash equivalents                                 4,230        (2,016)

Cash and cash equivalents at beginning of period                                        14,364        16,380
                                                                                      --------      --------
Cash and cash equivalents at end of period                                            $ 18,594      $ 14,364
                                                                                      ========      ========

Cash paid during the period for:
   Interest                                                                           $  2,986      $  2,616
                                                                                      ========      ========
   Income taxes                                                                       $    993      $    361
                                                                                      ========      ========

See accompanying notes to consolidated financial statements.

Central Jersey Bancorp and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

(1) Summary of Significant Accounting Policies

Business

On January 1, 2005, Central Jersey Bancorp (formerly Monmouth Community Bancorp) completed its strategic business combination transaction with Allaire Community Bank, a New Jersey state-chartered bank, pursuant to which Allaire Community Bank became a wholly-owned bank subsidiary of Central Jersey Bancorp. On the effective date of the combination, the name of the holding company was changed from Monmouth Community Bancorp to Central Jersey Bancorp. Central Jersey Bancorp currently owns two operating subsidiaries - Monmouth Community Bank and Allaire Community Bank.

Effective August 31, 2000, Central Jersey Bancorp, a newly formed corporation, acquired all of the shares of Monmouth Community Bank, N.A. Central Jersey Bancorp and Monmouth Community Bank are collectively referred to herein as the "Company." Each share of $5 par value common stock of Monmouth Community Bank was exchanged for one share of $0.01 par value common stock of Central Jersey Bancorp. The reorganization was accounted for as if it were a pooling of interests.

The Company provides a full range of banking services to customers located primarily in the greater Monmouth County, New Jersey area. Central Jersey Bancorp and the Bank are subject, as applicable, to federal statutes applicable to banks and bank holding companies. In 2001, Monmouth Community Bank converted from a state chartered institution to a nationally chartered institution regulated by the Office of Comptroller of the Currency (OCC). Monmouth Community Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC). Central Jersey Bancorp is subject to regulation, supervision and examination by the Federal Reserve Bank of New York.

Central Jersey Bancorp effected six-for-five stock split for shareholders of record as of July 15, 2004, which resulted in 1,860,725 authorized and outstanding shares of Central Jersey Bancorp common stock as of December 31, 2004. Central Jersey Bancorp effected a 5% stock distribution for shareholders of record as of December 15, 2003, which resulted in 1,860,403 authorized and outstanding shares of Central Jersey Bancorp common stock as of December 31, 2003.

Basis of Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Central Jersey Bancorp and its wholly-owned bank subsidiary, Monmouth Community Bank. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and results of operations for the periods indicated. Actual results could differ significantly from those estimates.

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

Investment Securities

Investment securities held to maturity are comprised of debt securities that the Company has the positive intent and ability to hold to maturity. Such securities are stated at cost, adjusted for amortization of premiums and accretion of discounts over the remaining lives of the securities as an adjustment to the yield.

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

Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized over the estimated life of the loan as an adjustment to the loan's yield.

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

The accrual of income on loans, including impaired loans, is generally discontinued when a loan becomes more than ninety days delinquent as to principal or interest or when other circumstances indicate that collection is questionable, unless the loan is well secured and in the process of collection. Income on non-accrual loans, including impaired loans, is recognized only in the period in which it is collected, and only if management determines that the loan principal is fully collectible. Loans are returned to an accrual status when a loan is brought current as to principal and interest and reasons indicating doubtful collection no longer exist.

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

Net Income Per Share

Basic and diluted net income per share for 2004 was calculated by dividing the net income of $1.2 million by the weighted average number of shares outstanding of 1,860,688 (as to the basic net income per share determination) and 1,961,481 (as to the diluted net income per share determination). Basic and diluted net income per share for 2003 was calculated by dividing the net income of $482,000 by the weighted average number of shares outstanding of 1,860,588 (as to the basic net income per share determination) and 1,916,981 (as to the diluted net income per share determination.

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

Had compensation cost for the Company's stock options been determined in accordance with SFAS No. 123, the Company's net income and related per share amounts for 2004 and 2003 would have decreased to the following pro forma amounts:

                                                                2004            2003
--------------------------------------------------------------------------------------
Net Income:
  As reported                                                $1,218,000     $  482,000
Deduct: Total stock-based employee compensation
        expense determined under the fair value based
        method for all awards, net of related tax effects       305,000        111,000
                                                             -------------------------
  Pro forma                                                  $  913,000     $  371,000

Net income per share - basic:
  As reported                                                $     0.65     $     0.26
  Pro forma                                                  $     0.49     $     0.20

Net income per share - diluted:
  As reported                                                $     0.62     $     0.25
  Pro forma                                                  $     0.47     $     0.19

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for 2004 grants: dividend yield of 0%; expected volatility of 27.61%; risk free interest rate of 3.07% for director grants; and expected lives of four years. There were no employee stock option grants during 2004. The following weighted-average assumptions were used for 2003 grants: dividend yield of 0%; expected volatility of 28.12%; risk free interest rate of 3.28% and 2.91% for employee and director grants, respectively; and expected lives of four years.

(2) Strategic Business Combination

On January 1, 2005, Central Jersey Bancorp completed its strategic business combination transaction with Allaire Community Bank, a New Jersey state-chartered bank, pursuant to which

Allaire Community Bank became a wholly-owned bank subsidiary of Central Jersey Bancorp. On the effective date of the combination, the name of the holding company was changed from Monmouth Community Bancorp to Central Jersey Bancorp. In addition, as a part of the combination, each outstanding share of common stock of Allaire Community Bank was exchanged for one share of Central Jersey Bancorp common stock. Consequently, 1,996,140 shares of common stock of Central Jersey Bancorp are being issued to the stockholders of Allaire Community Bank, which will result in the total number of outstanding shares of Central Jersey Bancorp common stock being approximately 3,856,865 shares.

The combination was accounted for as a purchase and the excess cost over the fair value of net assets acquired ("goodwill") in the transaction was $26.3 million. Under the provisions of SFAS No. 142, goodwill is not being amortized in connection with this transaction and the goodwill will not be deductible for income tax purposes. The Company also recorded a core deposit intangible of $3.8 million in connection with the combination, which is being amortized on an accelerated basis over 10 years. The amortization of premiums and discounts resulting from the fair value adjustments of assets and liabilities may have a material impact on the Company's results of operations in future periods.

The following table presents data with respect to the fair values of assets and liabilities acquired in the combination with Allaire Community Bank (in thousands):

                                            January 1, 2005
                                            ---------------
Assets:
  Cash and due from banks                      $   6,186
  Securities                                      65,522
  Loans, net                                     119,753
  Fixed assets                                     3,536
  Other assets                                     2,007
  Bank owned life insurance                        3,227
  Core deposit intangible                          3,785
  Goodwill                                        26,349
                                               ---------
Total assets                                   $ 230,365
                                               ---------
Liabilities:
  Deposits                                     $ 169,879
  Borrowings                                      14,897
  Other liabilities                                1,086
                                               ---------
Total liabilities                                185,862
                                               ---------
Net assets acquired                            $  44,503
                                               =========

The net deferred tax liability resulting from adjustments of net assets acquired, including the creation of the core deposit intangible, amounted to $431 thousand.

The computation of the purchase price, the allocation of the purchase price to net assets of Allaire Community Bank based on their respective values as of January 1, 2005 and the resulting amount of goodwill are presented below (dollars in thousands, except per share amounts):

Common shares outstanding of Allaire Community Bank                               1,996,140
Percentage exchanged for Central Jersey Bancorp common stock                            100%
                                                                                -----------
Allaire common shares exchanged for Central Jersey Bancorp common stock           1,996,140
Exchange ratio                                                                         1.00
                                                                                -----------
Bancorp common stock issued                                                       1,996,140
Market price per share of Central Jersey Bancorp common stock                   $     19.94
                                                                                -----------
Total purchase price of Allaire Community Bank                                       39,803
Total common stockholders' equity of Allaire Community Bank                          15,846
                                                                                -----------
Excess of purchase price over carrying value of assets acquired                 $    23,957
Purchase accounting adjustments related to assets and liabilities acquired:
  Transaction costs                                                                   1,552
    Tax effect of transaction costs (at 34%)                                           (290)
  Securities held to maturity                                                           219
  Loans                                                                                (388)
  Buildings                                                                            (350)
  Time deposits                                                                          16
  Collateralized borrowings                                                              (3)
  Stock options                                                                       4,700
    Tax effect of fair value adjustments (at 34%)                                      (566)
  Core deposit intangible                                                            (3,785)
    Tax effect of core deposit intangible (at 34%)                                    1,287
                                                                                -----------
Goodwill                                                                        $    26,349
                                                                                ===========

The following table presents pro forma condensed combined consolidated financial information of the Company for the years presented as if the combination had taken place on January 1 of such years (dollars in thousands, except per share data):

                                             Year ended           Year ended
                                          December 31, 2004    December 31, 2003
--------------------------------------------------------------------------------
Net interest income                           $ 17,020            $ 13,754
Net income                                       2,494               1,662
Basic earnings per share                          0.65                0.43
Diluted earnings per share                    $   0.60            $   0.40

The following table summarizes the impact of the amortization/(accretion) of the fair value adjustments made in connection with the combination on Central Jersey Bancorp's consolidated results of operations for the following years:

    Projected future amounts        Core deposit                         Net decrease in
for the years ended December 31,     intangible    Net amortization    income before taxes
--------------------------------     ----------    ----------------    -------------------
2005                                   $  582            $ 57                $  639
2006                                      534              46                   580
2007                                      485              37                   522
2008                                      437              29                   466
2009                                      388              17                   405
2010 and thereafter                     1,359             130                 1,489

(3) Cash and Due from Banks

The Company is required to maintain reserve balances with the Federal Reserve Bank. As of December 31, 2004, the Company had a reserve balance of approximately $3.6 million. The Company was not required to maintain any other reserve balances.

(4) Securities

The amortized cost, gross unrealized gains and losses, and estimated market value of investment securities held to maturity and securities available for sale at December 31, 2004 and 2003 are as follows (in thousands):

----------------------------------------------------------------------------------------------------------------
                                      2004
----------------------------------------------------------------------------------------------------------------
                                                                                 Gross       Gross     Estimated
                                                                    Amortized  unrealized  unrealized    market
                                                                      cost       gains       losses      value
----------------------------------------------------------------------------------------------------------------
Investment securities held to maturity:
Obligations of U.S. Government
  sponsored agencies                                                $  3,992    $     --    $     27    $  3,965
Mortgage-backed securities of U.S. Government
  sponsored agencies                                                  12,492         103          11      12,584
----------------------------------------------------------------------------------------------------------------
Total                                                               $ 16,484    $    103    $     38    $ 16,549
================================================================================================================
Investment securities available for sale:
Obligations of U.S. Government
  sponsored agencies                                                $ 35,915    $     --    $    588    $ 35,327
Mortgage-backed securities of U.S. Government
  sponsored agencies                                                  38,783          18         460      38,341
----------------------------------------------------------------------------------------------------------------
Total                                                               $ 74,698    $     18    $  1,048    $ 73,668
================================================================================================================

----------------------------------------------------------------------------------------------------------------
                                      2003
----------------------------------------------------------------------------------------------------------------
                                                                                 Gross       Gross     Estimated
                                                                   Amortized   unrealized  unrealized    market
                                                                     cost        gains       losses      value
----------------------------------------------------------------------------------------------------------------
Investment securities held to maturity:
Obligations of U.S. Government
  sponsored agencies                                                $  4,510    $      8    $      8    $  4,510
Mortgage-backed securities of U.S. Government
  sponsored agencies                                                  10,569         199          --      10,768
----------------------------------------------------------------------------------------------------------------
Total                                                               $ 15,079    $    207    $      8    $ 15,278
================================================================================================================
Investment securities available for sale:
Obligations of U.S. Government
  sponsored agencies                                                $ 25,064    $      2    $    288    $ 24,778
Mortgage-backed securities of U.S. Government
  sponsored agencies                                                  43,733          48         363      43,418
----------------------------------------------------------------------------------------------------------------
Total                                                               $ 68,797    $     50    $    651    $ 68,196
================================================================================================================

The amortized cost and estimated market value of investment securities held to maturity and debt securities available for sale at December 31, 2004 by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no securities sales during 2004. During 2003, securities available for sale with a carrying value of $17.9 million were sold realizing gains totaling $76 thousand.

                                                                       Estimated
                                                           Amortized     market
                                                             cost        value
--------------------------------------------------------------------------------
Investment securities held to maturity:
Due after one year through five years                       $  4,511    $  4,491
Due after fifth year through tenth year                        5,677       5,690
Due after tenth year                                           6,296       6,368
--------------------------------------------------------------------------------
Total                                                       $ 16,484    $ 16,549
================================================================================
Investment securities available for sale:
Due after one year through five years                       $ 46,058    $ 45,398
Due after fifth year through tenth year                       28,640      28,270
Due after tenth year                                              --          --
--------------------------------------------------------------------------------
Total                                                       $ 74,698    $ 73,668
================================================================================

At December 31, 2004 and 2003, there were $55,155,000 and $56,917,000, respectively, of investment securities pledged to secure public funds or for any other purposes required by law.

Gross unrealized losses on both securities held to maturity and securities available for sale and their related estimated fair values, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 and 2003 were as follows (in thousands):

------------------------------------------------------------------------------------------------------------------------
                                               Less than 12 months        12 months or more               Total
                                              ----------------------    ----------------------    ----------------------
                                                           Estimated                 Estimated                 Estimated
              2004                            Unrealized     market     Unrealized     market     Unrealized     market
     Investment securities                      losses       value        losses       value        losses       value
------------------------------------------------------------------------------------------------------------------------
U.S. Government sponsored agencies             $    282     $ 23,685     $    333     $ 15,607     $    615     $ 39,292
Mortgage-backed securities                     $    274     $ 27,243          197       11,995     $    471     $ 39,238
------------------------------------------------------------------------------------------------------------------------
Total                                          $    556     $ 50,928     $    530     $ 27,602     $  1,086     $ 78,530
========================================================================================================================

------------------------------------------------------------------------------------------------------------------------
                                               Less than 12 months        12 months or more               Total
                                              ----------------------    ----------------------    ----------------------
                                                           Estimated                 Estimated                 Estimated
             2003                             Unrealized     market     Unrealized     market     Unrealized     market
     Investment securities                      losses       value        losses       value        losses       value
------------------------------------------------------------------------------------------------------------------------
U.S. Government sponsored agencies             $    296     $ 26,770     $     --     $     --     $    296     $ 26,770
Mortgage-backed securities                     $    363     $ 33,379           --           --     $    363     $ 33,379
------------------------------------------------------------------------------------------------------------------------
Total                                          $    659     $ 60,149     $     --     $     --     $    659     $ 60,149
========================================================================================================================

U.S. Government sponsored agencies - The unrealized losses in U.S. Government sponsored agencies were caused by general interest rate increases. Since the Company has the ability and intent to hold these securities until a market price recovery or maturity, these securities are not considered other-than-temporarily impaired.

Mortgage-backed securities - The unrealized losses on mortgage-backed securities were caused by general interest rate increases. Fannie Mae and Freddie Mac guarantee the contractual cash flows of these securities. Since the decline in estimated market value is attributable to changes in interest rates and not credit quality, and because Monmouth Community Bank has the ability and intent to hold these securities until a market price recovery or maturity, these securities are not considered other-than-temporarily impaired.

(5) Loans

Loans at December 31, 2004 and 2003 are summarized as follows (in thousands):

                                                             2004         2003
--------------------------------------------------------------------------------
Commercial and industrial loans                           $  22,392    $  20,380
Real estate loans - commercial                               96,291       77,799
Home equity and second mortgages                             22,014       17,734
Consumer loans                                                  638        1,270
--------------------------------------------------------------------------------
                                                            141,335      117,183
Less allowance for loan losses                                1,638        1,378
--------------------------------------------------------------------------------
Net loans                                                 $ 139,697    $ 115,805
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

Activity in the allowance for loan losses for the years ended December 31, 2004 and 2003 is summarized as follows (in thousands):

                                                             2004        2003
-------------------------------------------------------------------------------
Balance, beginning of year                                 $  1,378    $  1,228
Provision charged to expense                                    260         150
Charge-offs                                                      --          --
Recoveries                                                       --          --
-------------------------------------------------------------------------------
Balance, end of year                                       $  1,638    $  1,378
===============================================================================
Ratio of allowance for loan losses to total loans              1.16%       1.18%
===============================================================================
Ratio of net charge-offs to average loans outstanding          0.00%       0.00%
===============================================================================

At December 31, 2004 and 2003, the Company had non-accrual loans totaling $128,000 and $40,000, respectively, and no impaired loans. There were no loans ninety days or greater past due and still accruing interest at December 31, 2004 or 2003.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contract or notional amount of financial instruments which represent credit risk at December 31, 2004 and 2003 is as follows (in thousands):

                                                               2004        2003
--------------------------------------------------------------------------------
Standby letters of credit                                    $ 1,333     $   590

Outstanding loan and credit line commitments                 $35,238     $26,937
--------------------------------------------------------------------------------

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party. The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers. All of Monmouth Community Bank's outstanding standby letters of credit are performance standby letters within the scope of FASB Interpretation No. 45. These are irrevocable undertakings by Monmouth Community Bank, as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation. Most of Monmouth Community Bank's performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments Monmouth Community Bank could be required to make equals the face amount of the letters of credit shown above. Monmouth Community Bank's recognized liability for performance standby letters of credit was insignificant at December 31, 2004.

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

(6) Premises and Equipment

Premises and equipment at December 31, 2004 and 2003 is summarized as follows (in thousands):

                                                              2004        2003
-------------------------------------------------------------------------------
Land                                                        $   176     $   176
Buildings and improvements                                      377         377
Leasehold improvements                                        1,929       1,407
Equipment                                                     1,545       1,320
-------------------------------------------------------------------------------
                                                              4,027       3,280
Accumulated depreciation and amortization                    (1,531)     (1,109)
-------------------------------------------------------------------------------
                                                            $ 2,496     $ 2,171
===============================================================================

Depreciation and amortization expense amounted to $422,000 and $417,000 in 2004 and 2003, respectively.

(7) Deposits

Interest-bearing deposits at December 31, 2004 and 2003 consist of the following (in thousands):

                                                             2004         2003
--------------------------------------------------------------------------------
Savings and N.O.W. accounts                               $ 122,225    $ 118,265
Certificates of deposit less than $100,000                   27,353       17,449
Certificates of deposit of $100,000 or more                  53,378       44,702
--------------------------------------------------------------------------------
Total                                                     $ 202,956    $ 180,416
================================================================================

At December 31, 2004, certificates of deposit mature as follows: 2005- $71,954,000; 2006- $2,845,000; 2007-$1,285,000 and 2008- $4,647,000.

(8) Subordinated Debentures

In March 2004, MCBK Capital Trust I, a newly formed Delaware statutory business trust and a wholly-owned, unconsolidated subsidiary of Central Jersey Bancorp, issued an aggregate of $5.0 million of trust preferred securities to ALESCO Preferred Funding III, a pooled investment vehicle. Sandler O'Neill & Partners, L.P. acted as placement agent in connection with the offering of the trust preferred securities. The securities issued by MCBK Capital Trust I are fully guaranteed by Central Jersey Bancorp with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to the three-month LIBOR plus 285 basis points, which resets quarterly, with an initial interest rate of 3.96%. The securities mature on April 7, 2034 and may be called at par by Central Jersey Bancorp any time after April 7, 2009. These securities were placed in a private transaction exempted from registration under the Securities Act.

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of Subordinated Debentures from Central Jersey Bancorp. The Subordinated Debentures bear a variable interest rate equal to LIBOR plus 2.85% (2.66% + 2.85% = 5.51% at March 7, 2005). Although the Subordinated Debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp. At December 31, 2004, the $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital. Central Jersey Bancorp is using the proceeds it received from the Subordinated Debentures to support the general balance sheet growth of Central Jersey Bancorp and to help ensure that the Bank maintains the required regulatory capital ratios.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At December 31, 2004, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities. Based on a preliminary review of the final rule, Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital.

(9) Income Taxes

Components of income tax expense for the years ended December 31, 2004 and 2003 are as follows (in thousands):

                                                              2004        2003
-------------------------------------------------------------------------------
Current income tax expense:
     Federal                                                $   815     $   278
     State                                                      178          94
-------------------------------------------------------------------------------
                                                                993         372
-------------------------------------------------------------------------------

Deferred income tax expense (benefit)
     Federal                                                   (185)        (30)
     State                                                      (30)        (20)
-------------------------------------------------------------------------------
                                                               (215)        (50)
-------------------------------------------------------------------------------
                                                            $   778     $   322
===============================================================================

A reconciliation between the reported income taxes and income taxes which would be computed by applying the normal federal income tax rate of 34% to income before taxes follows (in thousands):

                                                              2004        2003
-------------------------------------------------------------------------------
Federal income tax                                          $   679     $   273
State income tax effect, net of federal tax effect               97          48
Meals and entertainment                                           2           3
Other                                                            --          (2)
-------------------------------------------------------------------------------
Provision charged to expense                                $   778     $   322
===============================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are as follows (in thousands):

                                                              2004        2003
-------------------------------------------------------------------------------
Deferred tax assets:
Allowance for loan losses                                   $   604     $   501
Organizational and start-up costs                                --           3
Allowance for uncollected interest                               20          16
Unrealized loss - securities available for sale                 390         238
Net operating loss carryforwards                                  5          38
-------------------------------------------------------------------------------
Gross deferred tax asset                                      1,019         796
Less: valuation reserve                                          (5)         (1)
-------------------------------------------------------------------------------
Deferred tax assets, net                                      1,014         795
-------------------------------------------------------------------------------

Deferred tax liabilities:
Deferred loan costs                                              39          38
Depreciation                                                     33         116
Discount accretion                                                2          --
Accrual to cash adjustment                                      136         204
-------------------------------------------------------------------------------
Gross deferred tax liabilities                                  210         358
-------------------------------------------------------------------------------
Net deferred tax assets                                     $   804     $   437
===============================================================================

Based upon current facts concerning taxes paid in the carryback period and projections of future taxable income, management has determined that it is more likely than not that the deferred tax assets will be realized. However, there can be no assurances about the level of future earnings.

(10) Commitments and Contingencies

At December 31, 2004, the Company was obligated under non-cancelable lease agreements for six premises. The leases provide for increased rentals based upon increases in real estate taxes and the cost of living index. Minimum rental payments under the terms of these leases are as follows (in thousands):

                   2005                          $  378
                   2006                             369
                   2007                             258
                   2008                             220
                   2009                              92
                   2010 and thereafter              149
                   ------------------------------------
                   Total                         $1,466
                   ====================================

Total rent expense was $335,000 and $316,000 in 2004 and 2003, respectively.

Litigation

Monmouth Community Bank may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business. Monmouth Community Bank may also have various commitments and contingent liabilities which are not reflected in the accompanying consolidated statement of condition. Management is not aware of any present legal proceedings or contingent liabilities and commitments that would have a material impact on Monmouth Community Bank's financial position or results of operations.

Related Party Transactions

The Company leases administrative office space at 6 West End Court, Long Branch, New Jersey. Certain members of the board of directors of the Company hold an ownership interest in the leased property. The negotiations with respect to the leased space were conducted at arms-length and the lease amount to be paid by Monmouth Community Bank was determined by an independent appraiser to be at fair market value. Total lease payments for 2004 and 2003 were $26,500 and $24,000, respectively.

On August 1, 2003, Monmouth Community Bank exercised its option to purchase its main office and branch (land and building) located at 627 Second Avenue, Long Branch, New Jersey, pursuant to the terms of its lease with KFC Associates, dated June 26, 1997. The purchase price was $550,000.

(11) Regulatory Matters

Subject to applicable law, the board of directors of Monmouth Community Bank may provide for the payment of cash dividends. Prior approval of the OCC is required to the extent that the total of all cash dividends to be declared by Monmouth Community Bank in any calendar year exceeds net profits, as defined, for that year combined with its retained net profits from the preceding two calendar years less any transfers to capital surplus.

Monmouth Community Bank and Central Jersey Bancorp are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Monmouth Community Bank and Central Jersey Bancorp must meet specific capital guidelines that involve quantitative measures of Monmouth Community Bank's and Central Jersey Bancorp's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An institution categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with its primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on asset growth and executive compensation and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution by the applicable regulatory agencies, including requirements to raise additional capital, sell assets or sell the entire institution. Once an institution becomes "critically undercapitalized," it must generally be placed in receivership or conservatorship within ninety days. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio, as defined, of 2% or less.

To be considered "well capitalized," an institution must generally have a leverage ratio (Tier 1 capital to total assets) of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. Management believes that, as of December 31, 2004, Monmouth Community Bank and Central Jersey Bancorp meet all capital adequacy requirements of their regulators. Further, the most recent regulatory notification categorized Monmouth Community Bank and Central Jersey Bancorp as well-capitalized under the prompt corrective action regulations.

The following is a summary of Monmouth Community Bank's and Central Jersey Bancorp's actual capital amounts and ratios as of December 31, 2004 and 2003, compared to the minimum capital adequacy requirements and the requirements for classification as a "well-capitalized" institution (dollars in thousands):

                                                  Tier I                     Tier I
                                                Capital to                 Capital to             Total Capital to
                                            Average Assets Ratio         Risk Weighted              Risk Weighted
              Bank                            (Leverage Ratio)             Asset Ratio               Asset Ratio
                                              2004         2003         2004         2003         2004         2003
                                           -------------------------------------------------------------------------
Monmouth Community Bank                       8.23%        6.86%       12.82%       11.01%       13.82%       12.01%

"Adequately capitalized" institution
(under federal regulations)                   4.00%        4.00%        4.00%        4.00%        8.00%        8.00%

"Well capitalized" institution (under
federal regulations)                          5.00%        5.00%        6.00%        6.00%       10.00%       10.00%

                                                  Tier I                    Tier I
                                                Capital to                Capital to             Total Capital to
                                            Average Assets Ratio        Risk Weighted              Risk Weighted
              Bank                           (Leverage Ratio)             Asset Ratio               Asset Ratio
                                             2004         2003         2004         2003         2004         2003
                                           -------------------------------------------------------------------------
Monmouth Community Bank                    $21,085      $15,107      $21,085      $15,107      $22,723      $16,485

"Adequately capitalized" institution
(under federal regulations)                 10,248        8,810        6,578        5,489       13,156       10,977

"Well capitalized" institution (under
federal regulations)                        12,810       11,013        9,867        8,233       16,445       13,722

                                                   Tier I                     Tier I
                                                 Capital to                 Capital to            Total Capital to
                                            Average Assets Ratio          Risk Weighted             Risk Weighted
      Central Jersey Bancorp                  (Leverage Ratio)             Asset Ratio               Asset Ratio
                                              2004         2003         2004         2003         2004         2003
                                           -------------------------------------------------------------------------
Central Jersey Bancorp                        8.15%        6.86%       12.70%       11.01%       13.70%       12.01%

"Adequately capitalized" institution
(under federal regulations)                   4.00%        4.00%        4.00%        4.00%        8.00%        8.00%

"Well capitalized" institution (under
federal regulations)                          5.00%        5.00%        6.00%        6.00%       10.00%       10.00%

                                                   Tier I                    Tier I
                                                 Capital to                Capital to            Total Capital to
                                            Average Assets Ratio         Risk Weighted             Risk Weighted
      Central Jersey Bancorp                  (Leverage Ratio)            Asset Ratio               Asset Ratio
                                             2004         2003         2004         2003         2004         2003
                                           -------------------------------------------------------------------------
Central Jersey Bancorp                     $20,892      $15,107      $20,892      $15,107      $22,530      $16,485

"Adequately capitalized" institution
(under federal regulations)                 10,251        8,810        6,579        5,489       13,157       10,977

"Well capitalized" institution (under
federal regulations)                        12,814       11,013        9,868        8,233       16,447       13,722

(12) Stock Option Plan

In 2000, the Company established an Employee and Director Stock Option Plan (the "Plan"). The Plan currently provides for the granting of stock options to purchase in aggregate up to 694,574 shares of the Company's common stock, subject to adjustment for certain dilutive events such as stock distributions. As of December 31, 2004 and 2003, 57,600 and 120,323 options, respectively, had been granted during those years to employees and directors of the Company. The options vest over a period of four years. Effective January 1, 2005, all outstanding options granted under the Plan have become fully vested.

A summary of the status of the Company's stock options as of and for the years ended December 31, 2004 and 2003 is presented below:

                                               2004                 2003
--------------------------------------------------------------------------------
                                                   Weighted             Weighted
                                                   average              average
                                                   exercise             exercise
                                         Shares     price     Shares     price
--------------------------------------------------------------------------------
Outstanding at beginning of year         333,349    $12.09    214,234    $ 8.78
Granted                                   57,600     22.92    120,323     17.95
Forfeited                                 (1,904)    15.19     (1,136)     9.73
Exercised                                   (261)     9.11        (72)     7.37
================================================================================
Outstanding at end of year               388,784     13.68    333,349     12.09
================================================================================
Options exercisable at year end          192,580      9.85    127,263      8.30
Weighted average fair value of options
   granted during the year                           $6.07               $ 4.90
================================================================================

The following table summarizes information about stock options outstanding at December 31, 2004:

                       Options Outstanding and Exercisable
                                December 31, 2004
--------------------------------------------------------------------------------
                                               Weighted               Weighted
                                               average                 average
   Number                                     remaining               exercise
 outstanding         Exercisable           contractual life             price
--------------------------------------------------------------------------------
    41,935              41,935                68 Months                $ 7.19
    68,833              51,928                92 Months                $ 7.63
    33,336              33,336                73 Months                $ 7.92
     4,168               3,126                84 Months                $ 8.64
    31,752              15,876                86 Months                $11.34
    32,062              16,299                96 Months                $11.68
    30,240               7,560                98 Months                $12.30
    88,858              22,520                107 Months               $19.84
    57,600                  --                110 Months               $22.92
================================================================================

(13) Fair Value of Financial Instruments

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

Commitments to Extend Credit

The majority of Monmouth Community Bank's commitments to extend credit carry current market rates if converted to loans. Therefore, the estimated fair value is approximated by the recorded deferred fee amounts. Such amounts are immaterial to the financial statements of the Company and, therefore, are not separately disclosed.

Deposit Liabilities

The fair value of demand, savings, N.O.W. and money market deposits is the amount payable on demand at December 31, 2004. The fair value of certificates of deposit was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.

Subordinated Debentures

The fair value of the subordinated debentures is assumed to approximate book value since the securities are variable rate.

Limitations

Fair value estimates were made at December 31, 2004 and 2003, based upon pertinent market data and relevant information on each financial instrument. These estimates do not include any premium or discount that could result from an offer to sell the Company's entire holdings of a particular financial instrument or category thereof at one time. Since no market exists for a substantial portion of the Company's financial instruments, fair value estimates were necessarily based on judgments with respect to future loss experience, current economic conditions, risk assessments of various financial instruments involving a myriad of individual borrowers, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and other matters of significant judgment that must be applied, these fair value estimations cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates. Since these fair value approximations were made solely for the balance sheet financial instruments at December 31, 2004 and 2003, no attempt was made to estimate the value of anticipated future business or the value of non-financial statement assets or liabilities. Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

The estimated fair values of the Company's financial instruments at December 31, 2004 and 2003 are as follows (in thousands):

                                                     2004                    2003
                                                     ----                    ----
                                               Book        Fair        Book        Fair
                                               value       value       value       value
                                               -----       -----       -----       -----
Financial Assets:
Cash and cash equivalents                    $ 18,594    $ 18,594    $ 14,364    $ 14,364
Investment securities available for sale       73,668      73,668      68,196      68,196
Investment securities held to maturity         16,484      16,549      15,079      15,278
Loans, net                                    139,697     137,602     115,805     115,279

Financial Liabilities:
Deposits                                      232,853     232,501     207,234     206,940
Subordinated debentures                      $  5,155    $  5,155    $     --    $     --
=========================================================================================

(14) Condensed Financial Statements of Central Jersey Bancorp (Central Jersey Bancorp only)

The following information with respect to Central Jersey Bancorp is as of and for the years ended December 31, 2004 and 2003, and should be read in conjunction with the notes to the consolidated financial statements (in thousands):

Balance Sheets                                              2004         2003
-------------------------------------------------------------------------------
Assets:
Investment in subsidiary                                  $ 21,203     $ 14,899
-------------------------------------------------------------------------------
     Total assets                                           21,203       14,899
-------------------------------------------------------------------------------

Liabilities:
Other liabilities                                              193           --
Subordinated debentures                                      5,155           --
-------------------------------------------------------------------------------
     Total liabilities                                       5,348           --
-------------------------------------------------------------------------------

Shareholders' Equity:
Common stock                                                    19           19
Additional paid-in capital                                  15,237       15,238
Retained earnings                                            1,218           --
Accumulated other comprehensive loss                          (619)        (358)
-------------------------------------------------------------------------------
     Total shareholders' equity                           $ 15,855     $ 14,899
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
     Total liabilities and shareholders' equity           $ 21,203     $ 14,899
===============================================================================

Statements of Income                                          2004         2003
-------------------------------------------------------------------------------
Equity in undistributed earnings of the bank
    subsidiary                                            $  1,411     $    482
Interest expense on subordinated debt                         (193)          --
-------------------------------------------------------------------------------
Net income                                                $  1,218     $    482
===============================================================================

Statements of Cash Flows                                    2004         2003
-------------------------------------------------------------------------------
Cash Flow From Operating Activities
-------------------------------------------------------------------------------
Net income                                                $  1,218     $    482
Less equity in undistributed earnings of the bank
    subsidiary                                              (1,411)        (482)
Increase in other liabilities                                  193           --
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Net cash provided by operating activities                       --           --
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Cash Flow From Investing Activities
-------------------------------------------------------------------------------
Capital contribution (to)/from bank subsidiary                   1            7
Advance to subsidiary                                       (5,155)          --
-------------------------------------------------------------------------------
Net cash (used in) provided by investing activities         (5,154)           7
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Cash Flow From Financing Activities
-------------------------------------------------------------------------------
Proceeds from issuance of common stock, net                      3            1

Fractional shares paid in cash                                  (4)          (8)
Proceeds from issuance of subordinated debt                  5,155           --

-------------------------------------------------------------------------------
Net cash provided by (used in) financing activities          5,154           (7)
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                --           --
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of period            $     --     $     --
===============================================================================

(15) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS No. 153 are to be applied prospectively and are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related guidance. SFAS No. 123 (revised 2004) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123 (revised 2004) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We do not expect the adoption of SFAS No. 123 (revised 2004) will have a material impact on our financial condition or results of operations.

In September 2004, the FASB approved issuing a Staff Position to delay the requirement to record impairment losses under Emerging Issues Task Force Issue No. 03-1, The Meaning of

Other Than Temporary Impairment and its Application to Certain Investments ("EITF 03-1"). The approved delay is applicable to all securities within the scope of EITF 03-1 and will remain in effect until new guidance is issued and comes into effect. The disclosure requirements originally prescribed by EITF 03-1 will remain in effect, and SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, September 1985, SAB Topic 5.M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities remains in effect for public companies.

(16) Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2004 and 2003.

                                                            2004 Quarter Ended
                                       ------------------------------------------------------------
                                         March 31         June 30      September 30    December 31
                                       ------------    ------------    ------------    ------------
                                               (dollars in thousands, except per share data)
Interest income                        $      2,647    $      2,801    $      2,962    $      3,141
Interest expense                                613             697             819             917
                                       ------------    ------------    ------------    ------------
      Net interest income                     2,034           2,104           2,143           2,224
Provision for loan losses                        50              78              60              72
                                       ------------    ------------    ------------    ------------
      Net interest income after
          provision for loan losses           1,984           2,026           2,083           2,152

Non-interest income                             181             231             227             210
Non-interest expense                          1,671           1,760           1,808           1,859
                                       ------------    ------------    ------------    ------------
Income before income taxes                      494             497             502             503
      Income taxes                              200             181             203             194
                                       ------------    ------------    ------------    ------------
Net income                             $        294    $        316    $        299    $        309
                                       ============    ============    ============    ============
Earnings per share:

Basic                                  $       0.15    $       0.17    $       0.16    $       0.17
                                       ============    ============    ============    ============
Diluted                                $       0.15    $       0.16    $       0.15    $       0.16
                                       ============    ============    ============    ============
Weighted average shares
    outstanding:

Basic                                     1,860,660       1,860,709       1,860,725       1,860,725
                                       ============    ============    ============    ============
Diluted                                   1,954,342       1,949,842       1,970,164       1,999,771
                                       ============    ============    ============    ============

                                                            2003 Quarter Ended
                                       ------------------------------------------------------------
                                         March 31         June 30      September 30     December 31
                                       ------------    ------------    ------------    ------------
                                               (dollars in thousands, except per share data)
Interest income                        $      2,224    $      2,253    $      2,041    $      2,593
Interest expense                                703             688             604             617
                                       ------------    ------------    ------------    ------------
      Net interest income                     1,521           1,565           1,437           1,976
Provision for loan losses                        18               5              16             111
                                       ------------    ------------    ------------    ------------
      Net interest income after
          provision for loan losses           1,503           1,560           1,421           1,865

Non-interest income                             208             182             180             210
Non-interest expense                          1,085           1,188           1,249           1,398
                                       ------------    ------------    ------------    ------------
Income before income taxes                      181             179               6             438
      Income taxes                               72              72               2             176
                                       ------------    ------------    ------------    ------------
Net income                             $        109    $        107    $          4    $        262
                                       ============    ============    ============    ============
Earnings per share:

Basic                                  $       0.06    $       0.06    $       0.00    $       0.14
                                       ============    ============    ============    ============
Diluted                                $       0.06    $       0.06    $       0.00    $       0.13
                                       ============    ============    ============    ============
Weighted average shares
    outstanding:

Basic                                     1,860,514       1,860,514       1,860,516       1,860,588
                                       ============    ============    ============    ============
Diluted                                   1,895,948       1,908,901       1,918,048       1,927,965
                                       ============    ============    ============    ============

                                INDEX OF EXHIBITS

Exhibit No.                           Description of Exhibit
-----------                           ----------------------

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

3.1 Certificate of Incorporation of the Registrant, as amended and restated on January 4, 2005.

3.2               By-laws of the Registrant,  as amended and restated on January
                  1, 2005.

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

10.2 Services Agreement between Monmouth Community Bank and Bisys, Inc., dated April 27, 1998, with Additional Services Agreements and Addenda (Incorporated by reference to Exhibit
                  10.7 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

10.3 QuestPoint Check Services Agreement between Monmouth Community Bank and QuestPoint Check Services, L.P., dated as of August 1, 1998 (Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23,
                  2002).

10.4 Indenture between Registrant and Wilmington Trust Company, dated March 25, 2004 (Incorporated by reference to Exhibit
                  10.10 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.5 Amended and Restated Declaration of Trust of MCBK Capital Trust I, dated March 25, 2004 (Incorporated by reference to
                  Exhibit 10.11 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.6 Guarantee Agreement by Registrant and Wilmington Trust Company, dated March 25, 2004 (Incorporated by reference to
                  Exhibit 12 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.7* Change of Control Agreement, dated as of January 1, 2005, between the Registrant and Robert S. Vuono.

10.8* Change of Control Agreement, dated as of January 1, 2005, between the Registrant and Robert K. Wallace.

10.9* Severance Agreement, dated as of January 1, 2005, between the Registrant and Carl F. Chirico

14.1 Chief Executive and Senior Financial Officer Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31,
                  2003).

21.1              Subsidiaries of the Registrant.

23.1 Consent of KPMG LLP, as to the Registrant's consolidated financial statements for the years ended December 31, 2004 and 2003.

31.1              Section 302 Certification of Chief Executive Officer.

31.2              Section 302 Certification of Chief Financial Officer

32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350.

32.2              Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350.

----------
*     Constitutes a management contract.