Form 10-Q
period 2005-03-31
CENTRAL JERSEY BANCORP
filed 2005-05-16
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

                         Commission file number 0-49925

                             Central Jersey Bancorp
          -------------------------------------------------------------
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

         ---------------------------------------------------------------
         (Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X| .

As of May 13, 2005, there were 3,871,648 shares of the registrant's common stock, par value $.01 per share, outstanding.

                             Central Jersey Bancorp
                               INDEX TO FORM 10-Q
                               ------------------

PART I.  FINANCIAL INFORMATION
-------  ---------------------
                                                                                       PAGE
                                                                                       ----
Item 1.  Financial Statements

         Consolidated Balance Sheets
         as of March 31, 2005 (unaudited) and December 31, 2004...........................1

         Consolidated Statements of Income (unaudited)
         for the three months ended March 31, 2005 and 2004 ..............................2

         Consolidated Statements of Changes in Shareholders' Equity (unaudited)
         for the three months ended March 31, 2005 and 2004 ..............................3

         Consolidated Statements of Cash Flows (unaudited)
         for the three months ended March 31, 2005 and 2004...............................4

         Notes to Unaudited Consolidated Financial Statements.............................5

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................15

Item 4.  Controls and Procedures.........................................................16

PART II. OTHER INFORMATION
-------  -----------------

Item 1.  Legal Proceedings...............................................................17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....................17

Item 3.  Defaults Upon Senior Securities.................................................17

Item 4.  Submission of Matters to a Vote of Security Holders.............................17

Item 5.  Other Information...............................................................17

Item 6.  Exhibits........................................................................17

Signatures...............................................................................18

Index of Exhibits.......................................................................E-1

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004
                (dollars in thousands, except per share amounts)

                                                                 March 31,        December 31,
                                                                   2005               2004
                                                               ------------       ------------
ASSETS                                                         (unaudited)
------
Cash and due from banks                                        $     15,222       $      9,169
Federal funds sold                                                      150              9,425
Investment securities available for sale, at market value           123,847             73,668
Investment securities held to maturity (market value of
     $24,154 and $25,196 at March 31, 2005 and
     December 31, 2004, respectively)                                24,490             16,484
Loans, net                                                          265,928            139,697
Premises and equipment                                                5,944              2,496
Goodwill                                                             25,954                 --
Core deposit intangible                                               3,613                 --
Bank owned life insurance                                             3,256                 --
Accrued interest receivable                                           2,373              1,075
Other assets                                                          4,746              2,101
                                                               ------------       ------------

          Total assets                                         $    475,523       $    254,115
                                                               ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
     Non-interest bearing                                      $     83,562       $     29,897
     Interest bearing                                               301,879            202,956
                                                               ------------       ------------
                                                                    385,441            232,853

Other borrowings                                                     22,002                 --
Subordinated debentures                                               5,155              5,155
Accrued expenses and other liabilities                                3,030                252
                                                               ------------       ------------

          Total liabilities                                         415,628            238,260
                                                               ------------       ------------

Shareholders' equity:
     Common stock, par value $0.01 per share. Authorized
     100,000,000 shares and issued and outstanding
     3,869,412 shares at March 31, 2005 and
     1,860,725 shares at December 31, 2004                               39                 19
Additional paid-in capital                                           59,624             15,237
Accumulated other comprehensive loss                                 (1,596)              (619)
Retained earnings                                                     1,828              1,218
                                                               ------------       ------------
          Total shareholders' equity                                 59,895             15,855

                                                               ------------       ------------
          Total liabilities and shareholders' equity           $    475,523       $    254,115
                                                               ============       ============

See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                (dollars in thousands, except per share amounts)

                                                                        Three months ended
                                                                             March 31,
                                                                       2005             2004
                                                                   ----------------------------
                                                                           (unaudited)
Interest and dividend income:
     Interest and fees on loans                                    $     4,152      $     1,878
     Interest on securities available for sale                           1,334              594
     Interest on securities held to maturity                               299              157
     Interest on federal funds sold and due from banks                      30               18
                                                                   -----------      -----------
          Total interest income                                          5,815            2,647

Interest expense:
     Interest expense on deposits                                        1,269              613
     Interest expense on subordinated debentures                            74               --
     Interest expense on other borrowings                                  136               --
                                                                   -----------      -----------
          Total interest expense                                         1,479              613

                                                                   -----------      -----------
          Net interest income                                            4,336            2,034
                                                                   -----------      -----------

Provision for loan losses:                                                 100               50
                                                                   -----------      -----------
          Net interest income after provision for loan losses            4,236            1,984
                                                                   -----------      -----------

Other income:
     Service charges on deposit accounts                                   273              172
     Income on bank owned life insurance                                    30               --
     Other service charges, commissions and fees                            42                9
                                                                   -----------      -----------
          Total other income                                               345              181
                                                                   -----------      -----------

Operating expenses:
     Salaries and employee benefits                                      1,822              863
     Net occupancy expenses                                                539              197
     Data processing fees                                                  375              133
     Core deposit intangible amortization                                  172               --
     Other operating expenses                                              718              478
                                                                   -----------      -----------
          Total other expenses                                           3,626            1,671
                                                                   -----------      -----------

Income before provision for income taxes                                   955              494

Income taxes                                                               345              200
                                                                   -----------      -----------

     Net income                                                    $       610      $       294
                                                                   ===========      ===========

Basic earnings per share                                           $       .16      $       .16
                                                                   ===========      ===========
Diluted earnings per share                                         $       .14      $       .15
                                                                   ===========      ===========

Average basic shares outstanding                                     3,863,134        1,860,660
                                                                   ===========      ===========
Average diluted shares outstanding                                   4,229,473        1,954,342
                                                                   ===========      ===========

See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                             (dollars in thousands)

                                                                                  Accumulated
                                                                   Additional        other
                                                    Common           paid-in     comprehensive         Retained
                                                    stock            capital     (loss) income         earnings          Total
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                       $    19         $  15,238        $  (358)           $     --        $  14,899
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                              --                --             --                 294              294
Unrealized gain on securities
  available for sale, net of tax of $231                --                --            396                  --              396
                                                                                                                       ---------
Total comprehensive income                              --                --             --                  --              690
--------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2004                          $    19         $  15,238        $    38            $    294        $  15,589
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                       $    19         $  15,237        $  (619)           $  1,218        $  15,855
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                              --                --             --                 610              610
Unrealized loss on securities
  available for sale, net of tax of $569                --                --           (977)                 --             (977)
                                                                                                                       ---------
Total comprehensive loss                                --                --             --                  --             (367)
Allaire Community Bank combination                      20            44,283             --                  --           44,303
Exercise of stock options - 12,547 shares               --               104             --                  --              104
--------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2005                          $    39         $  59,624        $(1,596)          $  1,828         $  59,895
================================================================================================================================

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                             (dollars in thousands)

                                                                                      Three months ended
                                                                                            March 31,
                                                                                    2005               2004
                                                                                 -----------       -----------
                                                                                 (unaudited)       (unaudited)
Cash flows from operating activities:
     Net income                                                                  $       610       $       294
Adjustments to reconcile net income to net cash provided by operating activities
    Increase in cash surrender value of life insurance                                   (30)               --
    Deferred taxes                                                                        41               (74)
    Provision for loan losses                                                            100                50
    Depreciation and amortization                                                        403               106
    Decrease in due from broker                                                           --             4,961
    Net premium amortization on held to maturity securities                                3                 9
    Net premium amortization on available for sale securities                             67                88
    Increase in other assets                                                            (797)             (253)
    Increase in accrued expenses and other liabilities                                   656                52
                                                                                 -----------       -----------
         Net cash provided by operating activities                                     1,053             5,233
                                                                                 -----------       -----------

Cash flows from investing activities:
     Purchase of investment securities available for sale                                 --           (20,782)
     Maturities of and paydowns on investment securities held to maturity                644             1,165
     Maturities of and paydowns on investment securities available for sale            5,100             3,180
     Net increase in loans                                                            (6,705)           (5,167)
     Cash/cash equivalents acquired in Allaire Community Bank combination              6,886                --
     Purchases of premises and equipment, net                                           (115)              (20)
                                                                                 -----------       -----------
           Net cash provided by investment activities                                  5,810           (21,624)
                                                                                 -----------       -----------

Cash flows from financing activities:
     Proceeds from stock options exercised                                               104                --
     Net increase in non-interest bearing deposits                                    14,428             2,347
     Net decrease in interest bearing deposits                                       (31,719)            6,463
     Issuance of subordinated debentures                                                  --             5,155
     Net increase in other borrowings                                                  7,102                --
                                                                                 -----------       -----------
           Net cash used in financing activities                                     (10,085)           13,965
                                                                                 -----------       -----------

            Decrease in cash and cash equivalents                                     (3,222)           (2,426)

Cash and cash equivalents at beginning of period                                      18,594            14,364
                                                                                 -----------       -----------
Cash and cash equivalents at end of period                                       $    15,372       $    11,938
                                                                                 ===========       ===========

Cash paid during the period for:
     Interest                                                                    $     1,483       $       596
                                                                                 ===========       ===========
     Income taxes                                                                $        77       $       206
                                                                                 ===========       ===========
Non cash investing activities:
     Fair value of assets aquired in Allaire Community Bank combination          $   200,626       $        --
     Goodwill and core deposit intangible resulting from Allaire Community
       Bank combination                                                          $    29,739       $        --
     Liabilities assumed in Allaire Community Bank combination                   $   185,862       $        --
     Common stock issued for Allaire Community Bank combination                  $    39,803       $        --


See accompanying notes to consolidated financial statements.

                             Central Jersey Bancorp

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

Note 1. Basis of Presentation
-----------------------------

On January 1, 2005, Central Jersey Bancorp (formerly Monmouth Community Bancorp) completed its strategic business combination transaction with Allaire Community Bank, a New Jersey state-chartered bank, pursuant to which Allaire Community Bank became a wholly-owned bank subsidiary of Central Jersey Bancorp. On the effective date of the combination, the name of the holding company was changed from Monmouth Community Bancorp to Central Jersey Bancorp. Central Jersey Bancorp currently owns two operating subsidiaries - Monmouth Community Bank, N.A. and Allaire Community Bank. In 2005, Central Jersey Bancorp intends to combine its two bank subsidiaries, Monmouth Community Bank, N.A. and Allaire Community Bank, into a single banking entity, to be named Central Jersey Bank, N.A. Central Jersey Bancorp and its two bank subsidiaries are sometimes collectively referred to herein as the "Company."

The following discussion and analysis and the audited financial statements for the year ended December 31, 2004, including the related notes thereto, except for Note (8), do not address or reflect the financial performance of Allaire Community Bank for any period ended on or prior to December 31, 2004. Inasmuch as the combination of Central Jersey Bancorp and Allaire Community Bank took place on January 1, 2005, the financial performance of Allaire Community Bank on and after said date will be reflected in the consolidated financial statements of Central Jersey Bancorp, including this quarterly report on Form 10-Q for the three months ended March 31, 2005. For historical financial performance of Allaire Community Bank, and certain pro-forma financial information with respect to Central Jersey Bancorp and Allaire Community Bank, after giving effect to the combination, please see Central Jersey Bancorp's current report on Form 8-K, dated as of January 1, 2005, as amended.

The interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected for all of 2005.

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

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Central Jersey Bancorp's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Note 2. Earnings Per Share
--------------------------

The following table reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2005 and 2004:

                                                            Three months ended
                                                               March 31,
                                                           2005          2004
                                                           ----          ----
Average basic shares outstanding                        3,863,134      1,860,660
Add: Effect of dilutive securities:
     Stock options                                        366,339         93,682
                                                        ---------      ---------
Average diluted shares outstanding                      4,229,473      1,954,342
                                                        =========      =========

Stock Based Compensation

Central Jersey Bancorp has elected to account for stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and to provide pro forma disclosures of net income and earnings per share as if Central Jersey Bancorp had adopted the fair value based method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation.

Had compensation cost for Central Jersey Bancorp's stock options been determined in accordance with SFAS No. 123, Central Jersey Bancorp's net income and related earnings per share amounts for the three months ended March 31, 2005 and 2004 would have decreased to the following pro forma amounts (in thousands,):

                                                                      Three months ended
                                                                           March 31,
                                                                     2005            2004
                                                                     ----            ----
Net Income :
   As reported                                                     $     610      $     294
   Deduct:  Total stock-based employee compensation
            expense determined under the fair value-based
            method for all awards, net of related tax effects      $     116      $      44
                                                                   ------------------------
   Pro forma                                                       $     494      $     250
                                                                   ========================

Net income per share - basic:
   As reported                                                     $    0.16      $    0.16
   Pro forma                                                       $    0.13      $    0.13
                                                                   ========================

Net income per share - diluted:
   As reported                                                     $    0.14      $    0.15
   Pro forma                                                       $    0.12      $    0.13
                                                                   ========================

Note 3. Loans Receivable, Net
-----------------------------

Loans receivable, net at March 31, 2005 and December 31, 2004, consisted of the following (in thousands):

                                                       March 31,    December 31,
Loan Type                                                2005           2004
-------------------------------------                 ----------    ------------

Commercial and industrial loans                       $   48,543     $   22,392
Real estate loans - commercial                           174,061         96,291
1-4 family real estate loans                               5,639             --
Home equity and second mortgages                          33,399         22,014
Consumer loans                                             7,226            638
                                                      ----------     ----------
     Total                                            $  268,868     $  141,335
Less:
     Allowance for loan losses                             2,940          1,638
                                                      ----------     ----------
          Net loans                                   $  265,928     $  139,697
                                                      ==========     ==========

Non-Performing Loans

Loans are considered to be non-performing if they (a) are on a non-accrual basis, (b) are past due ninety days or more and still accruing interest, or (c) have been renegotiated to provide a reduction or deferral of interest because of a weakening in the financial position of the borrowers. A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. The Company had two non-accrual loans totaling $978,000 at March 31, 2005. One of these loans, totaling $851,000, was repaid in full in April of 2005.

Note 4. Deposits
----------------

The major types of deposits at March 31, 2005 and December 31, 2004 were as follows (in thousands):

                                                       March 31,    December 31,
Deposit Type                                             2005            2004
---------------------------------------------         ----------    ------------

Non-interest bearing                                  $   83,562      $   29,897
Checking                                                  71,008          30,845
Savings                                                   78,820          56,326
Money market                                              38,573          35,054
Certificates of deposit of less than $100,000             58,225          27,353
Certificates of deposit of $100,000 or more               55,253          53,378
                                                      ----------      ----------
     Total                                            $  385,441      $  232,853
                                                      ==========      ==========

Note 5. Subordinated Debentures
-------------------------------

In March 2004, MCBK Capital Trust I, a newly formed Delaware statutory business trust and a wholly-owned, unconsolidated subsidiary of Central Jersey Bancorp, issued an aggregate of $5.0 million of trust preferred securities to ALESCO Preferred Funding III, a pooled investment vehicle. Sandler O'Neill & Partners, L.P. acted as placement agent in connection with the offering of the trust preferred securities. The securities issued by MCBK Capital Trust I are fully guaranteed by Central Jersey Bancorp with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to the three-month LIBOR plus 285 basis points, which resets quarterly,with an initial interest rate of 3.96%. The securities mature on April 7, 2034 and may be called at par by Central Jersey Bancorp any time after April 7, 2009. These securities were placed in a private transaction exempted from registration under the Securities Act of 1933, as amended (the "Securities Act").

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.2 million of Subordinated Debentures from Central Jersey

Bancorp. The Subordinated Debentures bear a variable interest rate equal to LIBOR plus 2.85% (2.66% + 2.85% = 5.51% at March 7, 2005). Although the
Subordinated Debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp. At March 31, 2005, the $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital. Central Jersey Bancorp is using the proceeds it received from the Subordinated Debentures to support the general balance sheet growth of Central Jersey Bancorp and to help ensure that the bank subsidiaries maintain the required regulatory capital ratios.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At March 31, 2005, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities. Based on a preliminary review of the final rule, Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital.

Note 6. Comprehensive Income (Loss)
-----------------------------------

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, net of tax. Total comprehensive income
(loss) for the three months ended March 31, 2005 and 2004 was as follows (in thousands):

                                                               Three months ended
                                                                   March 31,
Comprehensive Income                                          2005             2004
-----------------------------------------------               ---------------------
Net income                                                 $      610       $      294
Unrealized (loss) gain on securities available
  for sale, net of tax                                           (977)             396
                                                           ---------------------------
     Total comprehensive (loss) income                     $     (367)      $      690
                                                           ===========================

Note 7. Recent Accounting Pronouncements
----------------------------------------

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related guidance. SFAS No. 123 (revised 2004) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123 (revised 2004) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This statement is effective for public entities that do not file as small business issuers as of the beginning of their next fiscal year after June 15, 2005. We do not expect the adoption of SFAS No. 123 (revised 2004) will have a material impact on our financial condition or results of operations.

Note 8. Strategic Business Combination
--------------------------------------

On January 1, 2005, Central Jersey Bancorp completed its strategic business combination transaction with Allaire Community Bank, a New Jersey state-chartered bank, pursuant to which Allaire Community Bank became a wholly-owned bank subsidiary of Central Jersey Bancorp. On the effective date of the combination, the name of the holding company was changed from Monmouth Community Bancorp to Central Jersey Bancorp. In addition, as a part of the combination, each outstanding share of common stock of Allaire Community Bank was exchanged for one share of Central Jersey Bancorp common stock. Consequently, 1,996,140 shares of common stock of Central Jersey Bancorp were issued to the stockholders of Allaire Community Bank.

The combination was accounted for as a purchase and the excess cost over the fair value of net assets acquired ("goodwill") in the transaction was $26.0 million. Under the provisions of SFAS No. 142, goodwill is not being amortized in connection with this transaction and the goodwill will not be deductible for income tax purposes. Central Jersey Bancorp also recorded a core deposit intangible of $3.8 million in connection with the combination, which is being amortized on an accelerated basis over 10 years. The amortization of premiums and discounts resulting from the fair value adjustments of assets and liabilities may have a material impact on the Company's results of operations in future periods.

The following table presents data with respect to the fair values of assets and liabilities acquired in the combination with Allaire Community Bank (in thousands):

                                                        January 1, 2005
                                                        ---------------
Assets:
  Cash and due from banks                                 $      6,186
  Securities                                                    65,706
  Loans, net                                                   119,753
  Fixed assets                                                   3,536
  Other assets                                                   2,218
  Bank owned life insurance                                      3,227
  Core deposit intangible                                        3,785
  Goodwill                                                      25,954
                                                          ------------
Total assets                                              $    230,365
                                                          ------------
Liabilities:
  Deposits                                                $    169,879
  Borrowings                                                    14,897
  Other liabilities                                              1,086
                                                          ------------
Total liabilities                                              185,862
                                                          ------------
Net assets acquired                                       $     44,503
                                                          ============

The net deferred tax liability resulting from adjustments of net assets acquired, including the creation of the core deposit intangible amounted to $93,000.

The computation of the purchase price, the allocation of the purchase price to net assets of Allaire Community Bank based on their respective values as of January 1, 2005 and the resulting amount of goodwill are presented below (dollars in thousands, except per share amounts):

Common shares outstanding of Allaire Community Bank                                1,996,140
Percentage exchanged for Central Jersey Bancorp common stock                             100%
                                                                                 -----------
Allaire common shares exchanged for Central Jersey Bancorp common stock            1,996,140
Exchange ratio                                                                          1.00
                                                                                 -----------
Central Jersey Bancorp common stock issued                                         1,996,140
Market price per share of Central Jersey Bancorp common stock                    $     19.94
                                                                                 -----------
Total purchase price of Allaire Community Bank                                        39,803
Total common stockholders' equity of Allaire Community Bank                           16,029
                                                                                 -----------
Excess of purchase price over carrying value of assets acquired                  $    23,774
Purchase accounting adjustments related to assets and liabilities acquired:
  Transaction costs                                                                    1,520
    Tax effect of transaction costs (at 39.93%)                                         (553)
  Securities held to maturity                                                            219
  Securities available for sale                                                          184
  Loans                                                                                 (388)
  Buildings                                                                             (350)
  Time deposits                                                                          (16)
  Collateralized borrowings                                                                3
  Stock options                                                                        4,700
    Tax effect of fair value adjustments (at 39.93%)                                    (866)
  Core deposit intangible                                                             (3,785)
    Tax effect of core deposit intangible (at 39.93%)                                  1,512
                                                                                 -----------
Goodwill                                                                         $    25,954
                                                                                 ===========

The following table presents pro forma condensed combined consolidated financial information of Central Jersey Bancorp for the period presented as if the combination had taken place on January 1, 2004 (dollars in thousands, except per share data):

                                          Three Months Ended
                                            March 31, 2004
------------------------------------------------------------
Net interest income                                   $4,480
Net income                                               631
Basic earnings per share                                0.16
Diluted earnings per share                              0.15

The following table summarizes the impact of the amortization/(accretion) of the fair value adjustments made in connection with the combination on Central Jersey Bancorp's consolidated results of operations for the following years:

    Projected future amounts         Core deposit                                 Net decrease in
for the years ended December 31,      intangible       Net amortization         income before taxes
--------------------------------      ----------       ----------------         -------------------
2005                                    $  688                $57                     $  745
2006                                       619                 46                        665
2007                                       551                 37                        588
2008                                       482                 29                        511
2009                                       413                 17                        430
2010 and thereafter                      1,032                130                      1,162

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis is intended to provide information about the Company's financial condition as of March 31, 2005 and results of operations for the three months ended March 31, 2005 and 2004. The following information should be read in conjunction with the Company's unaudited financial statements for the three months ended March 31, 2005, including the related notes thereto, contained elsewhere in this document.

The following discussion and analysis does not address or reflect the financial performance of Allaire Community Bank for the three months ended March 31, 2004 and year ended December 31, 2004. Inasmuch as the combination of Central Jersey Bancorp and Allaire Community Bank took place on January 1, 2005, the financial performance of Allaire Community Bank on and after said date will be reflected in the consolidated financial statements of Central Jersey Bancorp, including this quarterly report on Form 10-Q for the three months ended March 31, 2005.
For historical financial performance of Allaire Community Bank, and certain pro-forma financial information with respect to Central Jersey Bancorp and Allaire Community Bank, after giving effect to the combination, please see Central Jersey Bancorp's current report on Form 8-K, dated as of January 1, 2005, as amended.

Critical Accounting Policies and Estimates

"Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures found elsewhere in this Quarterly Report on Form 10-Q, are based upon the Company's unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to Central Jersey Bancorp's audited consolidated financial statements for the year ended December 31, 2004, included with Central Jersey Bancorp's Annual Report on Form 10-KSB for the year ended December 31, 2004, contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses requires management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Company's Audit Committee and its Board of Directors.

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

On January 1, 2005, Central Jersey Bancorp completed its strategic business combination transaction with Allaire Community Bank, a New Jersey state-chartered bank, pursuant to which Allaire Community Bank became a wholly-owned bank subsidiary of Central Jersey Bancorp. On the effective date of the combination, the name of the holding company was changed from Monmouth Community Bancorp to Central Jersey Bancorp. In addition, as a part of the combination, each outstanding share of common stock of Allaire Community Bank was exchanged for one share of Central Jersey Bancorp common stock. Consequently, 1,996,140 shares of common stock of Central Jersey Bancorp were issued to the stockholders of Allaire Community Bank.

The number of shares outstanding and earnings per share amounts set forth herein for all periods presented have been adjusted to reflect the six-for-five stock split for shareholders of record on July 15, 2004.

Financial Condition

Total assets at March 31, 2005 were $475.5 million, an increase of $221.4 million, or 87.1%, over the December 31, 2004 total of $254.1 million. Effective January 1, 2005, the combination with Allaire Community Bank increased total assets by $230.6 million, inclusive of $26.0 in goodwill and $3.8 million in core deposit intangible. On a combined basis at January 1, 2005, total assets were $484.7 million, which was $9.2 million, or 1.9%, greater than the March 31, 2005 total of $475.5 million. The decrease in total assets during the three months ended March 31, 2005 was due primarily to a decrease in deposits.

The combination with Allaire Community Bank was accounted for as a purchase and the excess cost over the fair value of net assets acquired, or goodwill, in the transaction totaled $26.0 million. Core deposit intangible, totaling $3.6 million at March 31, 2005, is an identifiable intangible asset representing the economic value of the acquired Allaire Community Bank core deposit base, calculated as the present value benefit of funding operations with the acquired core deposit base as compared to using an alternative wholesale funding source. Other assets and other liabilities increased significantly for the three months ended March 31, 2005 due primarily to various tax deferred assets and tax deferred liabilities related to the fair value adjustments of assets and liabilities acquired in the combination with Allaire Community Bank.

Loans, net of the allowance for loan losses, closed the three months ended March 31, 2005 at $265.9 million, an increase of $126.2 million, or 90.3%, over the $139.7 million balance at December 31, 2004. Effective January 1, 2005, the combination with Allaire Community Bank increased net loans by $119.4 million. On a combined basis at January 1, 2005, total net loans were $259.1 million, which was $6.2 million, or 2.6%, less than the March 31, 2005 total of $265.9 million. The increase in net loans during the three months ended March 31, 2005 was the result of loan portfolio growth. The allowance for loan losses, which began the year at $1.64 million, or 1.18% of total loans, was $2.94 million at March 31, 2005, with the allowance for loan losses ratio at 1.11%. There were no loans charged-off during the three months ended March 31, 2005.

Investments totaled $148.3 million at March 31, 2005, an increase of $58.2 million, or 64.5%, from the December 31, 2004 total of $90.2 million. Effective January 1, 2005, the combination with Allaire Community Bank increased investment securities by $65.7 million. On a combined basis at January 1, 2005, total investment securities were $155.9 million, which was $7.6 million, or 4.9%, greater than the March 31, 2005 total of $148.3 million. The Company's investment portfolio decreased during the three months ended March 31, 2005 as a result of principal pay downs on mortgage-backed securities totaling $3.9 million and called investment securities totaling $3.5 million. This resulted in an available for sale portfolio balance of $123.8 million at March 31, 2005, an increase of $50.2 million, or 68.1%, from the December 31, 2004 total of $73.7 million, due primarily to the combination with Allaire Community Bank. The held to maturity portfolio of $24.5 million at March 31, 2005, reflected an increase of $8.0 million, or 48.5%, from the December 31, 2004 total of $16.5 million, due primarily to the combination with Allaire Community Bank. There were no investment securities purchases during the three months ended March 31, 2005.

One of the Company's primary strategies is the accumulation and retention of core deposits. Core deposits are defined as all deposits with the exception of certificates of deposits in excess of $100,000. Deposits at March 31, 2005 totaled $385.4 million, an increase of $152.5 million, or 65.5%, over the December 31, 2004 total of $232.9 million. Effective January 1, 2005, the combination with Allaire Community Bank increased deposits by $170.0 million. On a combined basis at January 1, 2005, total deposits were $402.7 million, which was $17.3 million, or 4.3%, higher than the March 31, 2005 total of $385.4 million. The Company's deposit portfolio experienced a decline in total deposits of $17.3 million for the three months ended March 31, 2005. Core deposits as a percentage of total deposits were 85.7% and 77.1%, respectively, at March 31, 2005 and December 31, 2004.

Other borrowings were $22.0 million at March 31, 2005. These borrowings, which are short-term in nature, were used to fund balances sheet growth during the three months ended March 31, 2005. The borrowings were necessary due to deposit shrinkage that occurred during the three months ended March 31, 2005.

Results of Operations

General

Net income was $610,000 for the three months ended March 31, 2005 as compared to net income of $294,000 for the three months ended March 31, 2004. Basic and diluted earnings per share were $0.16 and $0.14, respectively, for the three months ended March 31, 2005, as compared to $0.16 and $0.15 for the same period in 2004.

Interest Income

Interest income for the three months ended March 31, 2005 was $5.8 million, as compared to $2.6 million for the three months ended March 31, 2004. The $3.2 million, or 119.7%, increase in interest income was due primarily to general balance sheet growth due to the combination with Allaire Community Bank. The yield on interest-earning assets increased to 5.50% for the three months ended March 31, 2005, as compared to 4.94% for the same prior year period due primarily to an increase in the Prime Rate and a higher yielding investment securities portfolio. Average interest-earning assets, which were 88.1% of average total assets, were $423.8 million for the three months ended March 31, 2005, and were comprised primarily of $264.8 million in loans, $154.1 million in investment securities $4.3 million in Federal funds sold and $653,000 in other interest bearing deposits. The increase in average interest-earning assets is due primarily to the combination with Allaire Community Bank.

Interest Expense

Interest expense for the three months ended March 31, 2005 was $1.5 million, as compared to $613,000 for the three months ended March 31, 2004. The increase was due primarily to interest expense related to the combination with Allaire Community Bank and an increase in the cost of interest-bearing liabilities. Interest expense on deposits increased to $1.3 million for the three months ended March 31, 2005 as compared to $613,000 for the same prior year period due primarily to an increase in the size of the deposit portfolio due to the combination with Allaire Community Bank, and an increase in the cost of interest-bearing deposits to 1.74% for the three months ended March 31, 2005, as compared to 1.35% in the same prior year period. Average interest-bearing deposits were $306.5 million for the three months ended March 31, 2005, as compared $181.7 million for the same period in the prior year. The increase is due primarily to the combination with Allaire Community Bank. Average interest-bearing liabilities for the three months ended March 31, 2005 were comprised of $104.3 million in interest-bearing demand and money market, $82.5 million in savings accounts, $119.6 million in term accounts, $5.2 million in Subordinated Debentures and $20.6 million in overnight borrowings.

Provision for Loan Losses

For the three months ended March 31, 2005, the Company's provision for loan losses was $100,000, as compared to $50,000 for the same prior year period. The increase in the provision for loan losses for the three months ended March 31, 2005 was commensurate with the internally generated loan growth. There were no significant changes in loan portfolio composition, asset quality, or credit delinquencies that impacted the allowance for loan losses during the three months ended March 31, 2005, as compared to the same period in 2004.

Other Income

Other income was $345,000 for the three months ended March 31, 2005, as compared to $181,000 for the same period in 2004. The significant increase in other income is due to the combination with Allaire Community Bank. Service charges on deposit accounts totaled $273,000 for the three months ended March 31, 2005, as compared to $172,000 for the same period in 2004. These service charge revenues are consistent with the growth of the deposit base and number of deposit accounts. Other service charges, commissions and fees totaled $42,000 for the three months ended March 31, 2005 as compared to $9,000 for the same period in 2004. The cash surrender value of life insurance increased by $30,000 for the three months ended March 31, 2005.

Operating Expenses

Operating expenses were $3.6 million for the three months ended March 31, 2005, as compared to $1.7 million for the same period in 2004. The period increases were consistent with the general growth of the Company due to the January 1, 2005 combination with Allaire Community Bank. Operating expenses generally include costs associated with employee salaries and benefits, occupancy expenses, data processing fees, core deposit intangible amortization, professional fees and other operating expenses. Full-time equivalent employees totaled 150.5 at March 31, 2005 as compared to 82.5 at December 31, 2004. The significant increase in full-time equivalent employees is due to the combination with Allaire Community Bank. The table below presents operating expenses, by major category, for the three months ended March 31, 2005 and 2004, respectively (in thousands).

                                        Three months ended
                                             March 31,
Operating expenses                       2005         2004
------------------                       ----         ----
Salaries and employee benefits          $1,822      $  863
Net occupancy expenses                     539         197
Data processing fees                       375         133
Core deposit intangible                    172          --
Outside service fees                       154         122
Printing, stationery, and supplies          90          43
Audit and tax fees                          55          29
Advertising and marketing expenses          47          58
Legal fees and expenses                     29          18
Other operating expenses                   343         208
                                        ------------------
      Total                             $3,626      $1,671
                                        ==================

Liquidity and Capital Resources

Liquidity defines the ability of the Company to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank's asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements. Since inception, cash on hand and loan and investment amortizations primarily met the liquidity needs of the Company. The Company invests funds not needed for operations (excess liquidity) primarily in daily Federal funds sold. Each bank subsidiary's available for sale portfolio serves as a secondary source of liquidity. The market value of that portfolio was $123.8 million at March 31, 2005, and $73.7 million at December 31, 2004.

It has been the experience of each bank subsidiary that its deposit base, both core (defined as transaction accounts and term deposits less than $100,000) and non-core (defined as term deposits $100,000 or greater), are primarily relationship driven and not highly sensitive to changes in interest rates. However, adequate sources of reasonably priced on-balance sheet funds such as overnight Federal funds sold, Federal Home Loan Bank advances, due from banks and short-term investments maturing in less than one year must be continually accessible for times of need. This is accomplished primarily by the daily monitoring of certain accounts for sufficient balances to meet future loan commitments as well as measuring a bank subsidiary's liquidity position on a monthly basis.

Supplemental sources of liquidity include lines of credit with correspondent banks, certificates of deposit and wholesale as well as retail repurchase agreements. Correspondent banks are typically referred to as a "bank's bank" by offering essential services such as cash letter processing, investment services, loan participation support, wire transfer operations and other traditional banking services. "Brokered deposits," as defined in FDIC Regulation 337.6, means any deposit that is obtained, directly or indirectly, from or through the mediation or assistance of a deposit broker. Brokered deposits may be utilized only if authorized by the Central Jersey Bancorp's Board of Directors. Contingent liquidity sources will include off-balance sheet funds such as advances from the Federal Home Loan Bank and Federal funds purchase lines with upstream correspondents, commonly defined as a banking institution that provides correspondent banking services. An additional source of liquidity is made available by decreasing loan activity and using the cash available as a result of such decreased loan activity to fund short-term investments such as overnight Federal funds sold or other approved investments maturing in less than one year. In addition, future expansion of the Company's retail banking network will create additional sources of liquidity from new deposit customer relationships.

The bank subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank subsidiaries must meet specific capital guidelines that involve quantitative measures of the bank subsidiaries' assets, liabilities and certain off-balances sheet items as calculated under regulatory accounting practices. The bank subsidiaries' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the bank subsidiaries to maintain minimum amounts and ratios (set forth in the table on the next page) of total capital and Tier I Capital to risk weighted assets, and of Tier I Capital to average assets (leverage ratio). We believe that, as of March 31, 2005, the bank subsidiaries met all capital adequacy requirements to which they are subject. The actual capital ratios of Central Jersey Bancorp and each of its bank subsidiaries at March 31, 2005 and December 31, 2004 are presented in the following table:

                                             Tier I                          Tier I
                                           Capital to                      Capital to                   Total Capital to
                                      Average Assets Ratio               Risk Weighted                    Risk Weighted
                                        (Leverage Ratio)                  Asset Ratio                      Asset Ratio
                                   March 31,     December 31,      March 31,      December 31,     March 31,      December 31,
                                     2005            2004             2005            2004            2005            2004
                                 ---------------------------------------------------------------------------------------------
Central Jersey Bancorp               8.16%           8.23%           11.94%          12.82%          12.89%           13.82%
Monmouth Community Bank              8.13%           8.23%           12.21%          12.82%          13.25%           13.82%
Allaire Community Bank               8.32%           7.97%           11.72%          11.36%          12.58%           12.22%

"Adequately capitalized"
institution (under Federal
regulations)                         4.00%           4.00%           4.00%           4.00%            8.00%           8.00%

"Well capitalized" institution
(under Federal regulations)          5.00%           5.00%           6.00%           6.00%           10.00%           10.00%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Qualitative Analysis. Interest rate risk is the exposure of a bank's current and future earnings and capital arising from adverse movements in interest rates. The Company's most significant risk exposure is interest rate risk. The guidelines of the Company's interest rate risk policy seek to limit the exposure to changes in interest rates that affect the underlying economic value of assets and liabilities, earnings and capital. To minimize interest rate risk, commercial real estate loans generally have interest rates that reset in five years, and other commercial loans such as construction loans and commercial lines of credit reset with changes in the prime rate or LIBOR. Investment securities purchases generally have maturities of between two and ten years and mortgage-backed securities have weighted average lives between three and five years.

The Company's strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Core deposit accounts provide less interest rate sensitive liabilities. The Company's ability to retain maturing certificate of deposit accounts is the result of its strategy to remain competitively priced within its marketplace, typically within the upper quartile of rates offered by its competitors. Pricing strategy may vary depending upon current funding needs and the ability of the Company to fund operations through alternative sources, primarily by accessing overnight and other short-term borrowings.

Quantitative Analysis. Current and future sensitivity to changes in interest rates are measured through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base, a most likely rate forecast and rising and declining interest rate forecasts. Changes in net interest income and net income for the forecast period, generally twelve to twenty-four months, are measured and compared to limits for acceptable change.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, who concluded that the Company's disclosure controls and procedures are effective. The Company's Internal Auditors also participated in this evaluation. As a result of the combination with Allaire Community Bank, the Company has adopted, effective January 1, 2005, Allaire Community Bank's internal control over financial reporting as it relates to the operations of Allaire Community Bank. During the Company's last fiscal quarter, there has been no change in the Company's bank subsidiaries' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings
            ----------------

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

                                                Central Jersey Bancorp
                                    --------------------------------------------
                                    Registrant


DATE: May 13, 2005                  /s/ James S. Vaccaro
                                    --------------------------------------------
                                    James S. Vaccaro
                                    President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


DATE: May 13, 2005                  /s/ Anthony Giordano, III
                                    --------------------------------------------
                                    Anthony Giordano, III
                                    Executive Vice President, Chief Financial
                                    Officer, Treasurer and Assistant Secretary
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

3.1 Certificate of Incorporation of the Registrant, as amended and restated on January 1, 2005 (Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004).

3.2 By-laws of the Registrant, as amended and restated on January 1, 2005 (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004).

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

10.7 Change of Control Agreement, dated as of January 1, 2005, between the Registrant and Robert S. Vuono (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.8 Change of Control Agreement, dated as of January 1, 2005, between the Registrant and Robert K. Wallace (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.9 Severance Agreement, dated as of January 1, 2005, between the Registrant and Carl F. Chirico (Incorporated by reference to
                Exhibit 10.9 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.10           Central Jersey Bancorp 2005 Equity Incentive Plan.

31(i).1         Section 302 Certification of Chief Executive Officer.

31(i).2         Section 302 Certification of Chief Financial Officer.

32.1            Certification  of Chief Executive  Officer Pursuant to 18 U.S.C.
                Section 1350.

32.2            Certification  of Chief Financial  Officer Pursuant to 18 U.S.C.
                Section 1350.