Form 10-Q
period 2005-06-30
CENTRAL JERSEY BANCORP
filed 2005-08-15
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

                         Commission file number 0-49925

                             Central Jersey Bancorp
         ---------------------------------------------------------------
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

As of August 8, 2005, there were 7,755,130 shares of the registrant's common stock, par value $.01 per share, outstanding.

                             Central Jersey Bancorp
                               INDEX TO FORM 10-Q
                               ------------------

PART I.  FINANCIAL INFORMATION
-------  ---------------------

                                                                                      PAGE
                                                                                      ----
Item 1.  Financial Statements

         Consolidated Balance Sheets
         as of June 30, 2005 (unaudited) and December 31, 2004..........................1

         Consolidated Statements of Income (unaudited)
         for the three and six months ended June 30, 2005 and 2004 .....................2

         Consolidated Statements of Changes in Shareholders' Equity (unaudited)
         for the six months ended June 30, 2005 and 2004 ...............................3

         Consolidated Statements of Cash Flows (unaudited)
         for the six months ended June 30, 2005 and 2004................................4

         Notes to Unaudited Consolidated Financial Statements...........................5

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations..............................11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................18

Item 4.  Controls and Procedures.......................................................18

PART II. OTHER INFORMATION
-------- -----------------

Item 1.  Legal Proceedings.............................................................20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...................20

Item 3.  Defaults Upon Senior Securities...............................................20

Item 4.  Submission of Matters to a Vote of Security Holders...........................20

Item 5.  Other Information.............................................................20

Item 6.  Exhibits......................................................................20

Signatures ............................................................................21

Index of Exhibits.................................................................... E-1

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004
                             (dollars in thousands)

                                                                 June 30,        December 31,
                                                                   2005              2004
                                                               -----------       ------------
ASSETS                                                         (unaudited)
------
Cash and due from banks                                        $    21,138       $     9,169
Federal funds sold                                                   4,975             9,425
Investment securities available for sale, at market value          119,017            73,668
Investment securities held to maturity (market value of
     $23,889 and $16,549 at June 30, 2005 and
     December 31, 2004, respectively)                               23,834            16,484
Loans, net                                                         272,613           139,697
Premises and equipment                                               5,780             2,496
Goodwill                                                            26,760                --
Core deposit intangible                                              3,441                --
Bank owned life insurance                                            3,283                --
Accrued interest receivable                                          2,337             1,075
Other assets                                                         3,912             2,101
                                                               -----------       -----------

          Total assets                                         $   487,090       $   254,115
                                                               ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
     Non-interest bearing                                      $    93,905       $    29,897
     Interest bearing                                              317,542           202,956
                                                               -----------       -----------
                                                                   411,447           232,853

Other borrowings                                                     6,500                --
Subordinated debentures                                              5,155             5,155
Accrued expenses and other liabilities                               2,197               252
                                                               -----------       -----------

          Total liabilities                                        425,299           238,260
                                                               -----------       -----------

Shareholders' equity:
     Common stock, par value $0.01 per share. Authorized
     100,000,000 shares and issued and outstanding
     7,755,130 shares at June 30, 2005 and
     3,721,450 shares at December 31, 2004                              78                38
Additional paid-in capital                                          59,797            15,218
Accumulated other comprehensive loss                                  (522)             (619)
Retained earnings                                                    2,438             1,218
                                                               -----------       -----------
          Total shareholders' equity                                61,791            15,855

                                                               -----------       -----------
          Total liabilities and shareholders' equity           $   487,090       $   254,115
                                                               ===========       ===========

See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                (dollars in thousands, except per share amounts)

                                                                       Three months ended               Six months ended
                                                                            June 30,                        June 30,
                                                                      2005            2004            2005            2004
                                                                   ----------      ----------      ----------      ----------
                                                                           (unaudited)                     (unaudited)
Interest and dividend income:
     Interest and fees on loans                                    $    4,478      $    1,958      $    8,644      $    3,836
     Interest on securities available for sale                          1,267             644           2,599           1,238
     Interest on securities held to maturity                              277             186             563             343
     Interest on federal funds sold and due from banks                     38              13              69              31
                                                                   ----------      ----------      ----------      ----------
          Total interest and dividend income                            6,060           2,801          11,875           5,448

Interest expense:
     Interest expense on deposits                                       1,495             625           2,764           1,238
     Interest expense on subordinated debentures                           82              61             156              61
     Interest expense on other borrowings                                 129              11             266              11
                                                                   ----------      ----------      ----------      ----------
          Total interest expense                                        1,706             697           3,186           1,310

                                                                   ----------      ----------      ----------      ----------
          Net interest income                                           4,354           2,104           8,689           4,138
                                                                   ----------      ----------      ----------      ----------

Provision for loan losses:                                                 79              78             179             128
                                                                   ----------      ----------      ----------      ----------
          Net interest income after provision for loan losses           4,275           2,026           8,510           4,010
                                                                   ----------      ----------      ----------      ----------

Other income:
     Service charges on deposit accounts                                  344             222             659             394
     Income on bank owned life insurance                                   25              --              56              --
     Other service charges, commissions and fees                           --               9              --              18
                                                                   ----------      ----------      ----------      ----------
          Total other income                                              369             231             715             412
                                                                   ----------      ----------      ----------      ----------

Operating expenses:
     Salaries and employee benefits                                     1,817             883           3,638           1,746
     Net occupancy expenses                                               593             203           1,211             400
     Data processing fees                                                 375             137             749             270
     Core deposit intangible amortization                                 172              --             344              --
     Other operating expenses                                             732             537           1,373           1,015
                                                                   ----------      ----------      ----------      ----------
          Total other expenses                                          3,689           1,760           7,315           3,431
                                                                   ----------      ----------      ----------      ----------

Income before provision for income taxes                                  955             497           1,910             991

Income taxes                                                              345             181             690             381
                                                                   ----------      ----------      ----------      ----------

     Net income                                                    $      610      $      316      $    1,220      $      610
                                                                   ==========      ==========      ==========      ==========

Basic earnings per share                                           $      .08      $      .08      $      .16      $      .16
                                                                   ==========      ==========      ==========      ==========
Diluted earnings per share                                         $      .07      $      .08      $      .14      $      .15
                                                                   ==========      ==========      ==========      ==========

Average basic shares outstanding                                    7,745,137       3,721,418       7,736,754       3,721,368
                                                                   ==========      ==========      ==========      ==========
Average diluted shares outstanding                                  8,459,631       3,899,684       8,461,227       3,904,184
                                                                   ==========      ==========      ==========      ==========

See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                             (dollars in thousands)

                                                                                     Accumulated
                                                                   Additional           other
                                                        Common      paid-in         comprehensive     Retained
                                                        stock       capital         (loss) income     earnings        Total
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                          $     38      $ 15,219          $   (358)       $     --      $ 14,899
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                                  --            --                --             610           610
Unrealized gain on securities
  available for sale, net of tax of $709                    --            --            (1,064)             --        (1,064)
                                                                                                                    --------
Total comprehensive loss                                    --            --                --              --          (454)
Exercise of stock options - 172 shares                      --             1                --              --             1
----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2004                              $     38      $ 15,220          $ (1,422)       $    610      $ 14,446
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                          $     38      $ 15,218          $   (619)       $  1,218      $ 15,855
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                                  --            --                --           1,220         1,220
Unrealized loss on securities
  available for sale, net of tax of $65                     --            --                97              --            97
                                                                                                                    --------
Total comprehensive income                                  --            --                --              --         1,317
Allaire Community Bank combination                          40        44,377                --              --        44,417
Exercise of stock options - 36,928 shares                   --           202                --              --           202
----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2005                              $     78      $ 59,797          $   (522)       $  2,438      $ 61,791
============================================================================================================================

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                             (dollars in thousands)

                                                                                        Six months ended
                                                                                             June 30,
                                                                                     2005                2004
                                                                                 ------------       ------------
                                                                                  (unaudited)        (unaudited)
Cash flows from operating activities:
     Net income                                                                  $      1,220       $        610
Adjustments to reconcile net income to net cash provided by operating activities
    Increase in cash surrender value of life insurance                                    (56)                --
    Deferred taxes                                                                       (106)              (190)
    Provision for loan losses                                                             179                128
    Depreciation and amortization                                                         404                213
    Decrease in due from broker                                                            --              4,961
    Net premium amortization on held to maturity securities                                 7                 18
    Net premium amortization on available for sale securities                             133                210
    Increase in other assets                                                             (523)            (1,326)
    Increase in accrued expenses and other liabilities                                   (859)              (186)
                                                                                 ------------       ------------
         Net cash provided by operating activities                                        399              4,438
                                                                                 ------------       ------------

Cash flows from investing activities:
     Purchase of investment securities held to maturity                                    --             (4,992)
     Purchase of investment securities available for sale                                  --            (20,782)
     Maturities of and paydowns on investment securities held to maturity               1,728              2,125
     Maturities of and paydowns on investment securities available for sale            11,393             10,110
     Net increase in loans                                                            (13,249)           (17,327)
     Cash/cash equivalents acquired in Allaire Community Bank combination               6,886                 --
     Purchases of premises and equipment, net                                            (152)               (63)
                                                                                 ------------       ------------
           Net cash provided by (used in) investment activities                         6,606            (30,929)
                                                                                 ------------       ------------

Cash flows from financing activities:
     Proceeds from stock options exercised                                                202                  1
     Net increase in non-interest bearing deposits                                     24,771              4,373
     Net (decrease) increase in interest bearing deposits                             (16,056)             9,942
     Net increase in subordinated debentures                                               --              5,155
     Net (decrease) increase in other borrowings                                       (8,403)            14,000
                                                                                 ------------       ------------
           Net cash provided by financing activities                                      514             33,471
                                                                                 ------------       ------------

            Increase in cash and cash equivalents                                       7,519              6,980

Cash and cash equivalents at beginning of period                                       18,594             14,364
                                                                                 ------------       ------------
Cash and cash equivalents at end of period                                       $     26,113       $     21,344
                                                                                 ============       ============

Cash paid during the period for:
     Interest                                                                    $      3,116       $      1,229
                                                                                 ============       ============
     Income taxes                                                                $        609       $        753
                                                                                 ============       ============
Non cash investing activities:
     Fair value of assets acquired in Allaire Community Bank combination         $    201,566       $         --
     Goodwill and core deposit intangible resulting from Allaire Community
      Bank combination                                                           $     30,545       $         --
     Liabilities assumed in Allaire Community Bank combination                   $    186,668       $         --
     Common stock issued for Allaire Community Bank combination                  $     39,803       $         --

See accompanying notes to consolidated financial statements.

                             Central Jersey Bancorp

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

Note 1.  Basis of Presentation
-------  ---------------------

On January 1, 2005, Central Jersey Bancorp (formerly Monmouth Community Bancorp) completed its strategic business combination transaction with Allaire Community Bank, a New Jersey state-chartered bank, pursuant to which Allaire Community Bank became a wholly-owned bank subsidiary of Central Jersey Bancorp. On the effective date of the combination, the name of the holding company was changed from Monmouth Community Bancorp to Central Jersey Bancorp. Central Jersey Bancorp currently owns two operating subsidiaries - Monmouth Community Bank, N.A. and Allaire Community Bank. In August 2005, Central Jersey Bancorp intends to combine its two bank subsidiaries, Monmouth Community Bank, N.A. and Allaire Community Bank, into a single banking entity, to be named Central Jersey Bank, N.A. Central Jersey Bancorp and its two bank subsidiaries are sometimes collectively referred to herein as the "Company."

The following discussion and analysis and the audited financial statements for the year ended December 31, 2004, including the related notes thereto, except for Note (8), do not address or reflect the financial performance of Allaire Community Bank for any period ended on or prior to December 31, 2004. Inasmuch as the combination of Central Jersey Bancorp and Allaire Community Bank took place on January 1, 2005, the financial performance of Allaire Community Bank on and after said date will be reflected in the consolidated financial statements of Central Jersey Bancorp, including this quarterly report on Form 10-Q for the six months ended June 30, 2005. For historical financial performance of Allaire Community Bank, and certain pro-forma financial information with respect to Central Jersey Bancorp and Allaire Community Bank, after giving effect to the combination, please see Central Jersey Bancorp's current report on Form 8-K, dated as of January 1, 2005, as amended.

The interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results of operations that may be expected for all of 2005.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

The number of shares outstanding and earnings per share amounts set forth herein for all periods presented has been adjusted to reflect the six-for-five stock split for shareholders of record on July 15, 2004 and the two-for-one stock split for shareholders of record June 15, 2005.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Central Jersey Bancorp's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Note 2. Earnings Per Share
--------------------------

The following table reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004:

                                                   Three months ended            Six months ended
                                                        June 30,                     June 30,
                                                 2005            2004           2005           2004
                                                 ----            ----           ----           ----
Average basic shares outstanding               7,745,137      3,721,418      7,736,754      3,721,368
Add: Effect of dilutive securities:
     Stock options                               714,494        178,266        724,473        182,816
                                               ---------      ---------      ---------      ---------
Average diluted shares outstanding             8,459,631      3,899,684      8,461,227      3,904,184
                                               =========      =========      =========      =========

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

Had compensation cost for Central Jersey Bancorp's stock options been determined in accordance with SFAS No. 123, Central Jersey Bancorp's net income and related earnings per share amounts for the three and six months ended June 30, 2005 and 2004 would have decreased to the following pro forma amounts (in thousands):

                                                                        Three months ended              Six months ended
                                                                             June 30,                       June 30,
                                                                      2005             2004             2005             2004
                                                                  --------------------------------------------------------------
Net Income :
   As reported                                                    $       610      $       316      $     1,220      $       610
   Deduct: Total stock-based employee compensation
           expense determined under the fair value-based
           method for all awards, net of related tax effects      $       116      $        83      $       233      $       153
                                                                  --------------------------------------------------------------
   Pro forma                                                      $       494      $       233      $       987      $       457
                                                                  ==============================================================

Net income per share - basic:
   As reported                                                    $      0.08      $      0.08      $      0.16      $      0.16
   Pro forma                                                      $      0.06      $      0.06      $      0.13      $      0.12
                                                                  ==============================================================

Net income per share - diluted:
   As reported                                                    $      0.07      $      0.08      $      0.14      $      0.15
   Pro forma                                                      $      0.06      $      0.06      $      0.12      $      0.12
                                                                  ==============================================================

Note 3. Loans Receivable, Net
-----------------------------

Loans receivable, net at June 30, 2005 and December 31, 2004, consisted of the following (in thousands):

                                                      June 30,     December 31,
Loan Type                                               2005           2004
-----------------------------------------------      ----------    ------------

Commercial and industrial loans                      $   46,205     $   22,392
Real estate loans - commercial                          182,821         96,291
1-4 family real estate loans                              6,243             --
Home equity and second mortgages                         32,808         22,014
Consumer loans                                            7,463            638
                                                     ----------     ----------
     Total                                           $  275,540     $  141,335
Less:
     Allowance for loan losses                            2,927          1,638
                                                     ----------     ----------
          Net loans                                  $  272,613     $  139,697
                                                     ==========     ==========

Non-Performing Loans

Loans are considered to be non-performing if they (a) are on a non-accrual basis, (b) are past due ninety days or more and still accruing interest, or (c) have been renegotiated to provide a reduction or deferral of interest because of a weakening in the financial position of the borrowers. A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. The Company had one non-accrual loan totaling $35,000 at June 30, 2005. The Company charged-off three loans totaling $93,000 during the six months ended June 30, 2005.

Note 4. Deposits
----------------

The major types of deposits at June 30, 2005 and December 31, 2004 were as follows (in thousands):

                                                      June 30,     December 31,
Deposit Type                                            2005           2004
-----------------------------------------------      ----------    ------------

Non-interest bearing                                 $   93,905     $   29,897
Checking                                                 84,482         30,845
Savings                                                  66,673         56,326
Money market                                             38,430         35,054
Certificates of deposit of less than $100,000            65,282         27,353
Certificates of deposit of $100,000 or more              62,675         53,378
                                                     ----------     ----------
     Total                                           $  411,447     $  232,853
                                                     ==========     ==========

Note 5. Subordinated Debentures
-------------------------------

In March 2004, MCBK Capital Trust I, a newly formed Delaware statutory business trust and a wholly-owned, unconsolidated subsidiary of Central Jersey Bancorp, issued an aggregate of $5.0 million of trust preferred securities to ALESCO Preferred Funding III, a pooled investment vehicle. Sandler O'Neill & Partners, L.P. acted as placement agent in connection with the offering of the trust preferred securities. The securities issued by MCBK Capital Trust I are fully guaranteed by Central Jersey Bancorp with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to the three-month LIBOR plus 2.85%, which resets quarterly, with an initial interest rate of 3.96%. The securities mature on April 7, 2034 and may be called at par by Central Jersey Bancorp any time after April 7, 2009. These securities were placed in a private transaction exempted from registration under the Securities Act of 1933, as amended (the "Securities Act").

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.2 million of Subordinated Debentures from Central Jersey

Bancorp. The Subordinated Debentures bear a variable interest rate equal to LIBOR plus 2.85% (3.14% + 2.85% = 5.99% at July 7, 2005). Although the
Subordinated Debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp. At June 30, 2005, the $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital. Central Jersey Bancorp is using the proceeds it received from the Subordinated Debentures to support the general balance sheet growth of Central Jersey Bancorp and to help ensure that the bank subsidiaries maintain the required regulatory capital ratios.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At June 30, 2005, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities. Based on a preliminary review of the final rule, Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital.

Note 6. Comprehensive Income (Loss)
-----------------------------------

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, net of tax. Total comprehensive income
(loss) for the three and six months ended June 30, 2005 and 2004 was as follows (in thousands):

                                                        Three months ended               Six months ended
                                                              June 30,                        June 30,
Comprehensive Income                                    2005           2004              2005           2004
-----------------------------------------------     --------------------------
Net income                                          $      610      $      316       $    1,220      $      610
Unrealized gain (loss) on securities available
  for sale, net of tax                                   1,074          (1,460)              97          (1,064)
                                                    --------------------------       --------------------------
     Total comprehensive income (loss)              $    1,684      $   (1,144)      $    1,317      $     (454)
                                                    ==========================       ==========================

Note 7. Recent Accounting Pronouncements
----------------------------------------

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retroactive application to prior periods' financial statement of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.

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

The combination was accounted for as a purchase and the excess cost over the fair value of net assets acquired ("goodwill") in the transaction was $26.8 million. Under the provisions of SFAS No. 142, goodwill is not being amortized in connection with this transaction and the goodwill will not be deductible for income tax purposes. Central Jersey Bancorp also recorded a core deposit intangible of $3.8 million in connection with the combination, which is being amortized on an accelerated basis over 10 years. The amortization of premiums and discounts resulting from the fair value adjustments of assets and liabilities may have a material impact on the Company's results of operations in future periods.

The following table presents data with respect to the fair values of assets and liabilities acquired in the combination with Allaire Community Bank (in thousands):

                                                         January 1, 2005
                                                         ---------------
Assets:
  Cash and due from banks                                 $      6,886
  Securities                                                    65,706
  Loans, net                                                   119,753
  Fixed assets                                                   3,536
  Other assets                                                   2,458
  Bank owned life insurance                                      3,227
  Core deposit intangible                                        3,785
  Goodwill                                                      26,760
                                                          ------------
Total assets                                              $    232,111
                                                          ------------
Liabilities:
  Deposits                                                $    169,879
  Borrowings                                                    14,897
  Other liabilities                                              1,892
                                                          ------------
Total liabilities                                              186,668
                                                          ------------
Net assets acquired                                       $     45,443
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

The computation of the purchase price, the allocation of the purchase price to net assets of Allaire Community Bank based on their respective values as of January 1, 2005 and the resulting amount of goodwill are presented below (dollars in thousands, except per share amounts):

Common shares outstanding of Allaire Community Bank                                1,996,140
Percentage exchanged for Central Jersey Bancorp common stock                             100%
                                                                                 -----------
Allaire common shares exchanged for Central Jersey Bancorp common stock            1,996,140
Exchange ratio                                                                          1.00
                                                                                 -----------
Central Jersey Bancorp common stock issued                                         1,996,140
Market price per share of Central Jersey Bancorp common stock                    $     19.94
                                                                                 -----------
Total purchase price of Allaire Community Bank                                        39,803
Total common stockholders' equity of Allaire Community Bank                           16,029
                                                                                 -----------
Excess of purchase price over carrying value of assets acquired                  $    23,774
Purchase accounting adjustments related to assets and liabilities acquired:
  Transaction costs                                                                    2,326
    Tax effect of transaction costs (at 39.93%)                                         (553)
  Securities held to maturity                                                            219
  Securities available for sale                                                          184
  Loans                                                                                 (388)
  Buildings                                                                             (350)
  Time deposits                                                                          (16)
  Collateralized borrowings                                                                3
  Stock options                                                                        4,700
    Tax effect of fair value adjustments (at 39.93%)                                    (866)
  Core deposit intangible                                                             (3,785)
    Tax effect of core deposit intangible (at 39.93%)                                  1,512
                                                                                 -----------
Goodwill                                                                         $    26,760
                                                                                 ===========

The following table presents pro forma condensed combined consolidated financial information of Central Jersey Bancorp for the period presented as if the combination had taken place on January 1, 2004 (dollars in thousands, except per share data):

                                                   Three Months Ended         Six Months Ended
                                                       June 30, 2004            June 30, 2004
-----------------------------------------------------------------------------------------------
Net interest income                                       $4,187                   $8,238
Net income                                                $  588                   $1,219
Basic earnings per share                                    0.08                     0.16
Diluted earnings per share                                  0.07                     0.14

The following table summarizes the impact of the amortization/(accretion) of the fair value adjustments made in connection with the combination on Central Jersey Bancorp's consolidated results of operations for the following years:

     Projected future amounts                    Core deposit                                 Net decrease in income
 for the years ended December 31,                 intangible           Net amortization            before taxes
 --------------------------------                ------------          ----------------       ----------------------
2005                                               $  688                    $ 57                     $  745
2006                                                  619                      46                        665
2007                                                  551                      37                        588
2008                                                  482                      29                        511
2009                                                  413                      17                        430
2010 and thereafter                                 1,032                     130                      1,162

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis is intended to provide information about the Company's financial condition as of June 30, 2005 and results of operations for the three and six months ended June 30, 2005 and 2004. The following information should be read in conjunction with the Company's unaudited financial statements for the three and six months ended June 30, 2005, including the related notes thereto, contained elsewhere in this document.

The following discussion and analysis does not address or reflect the financial performance of Allaire Community Bank for the three and six months ended June 30, 2004 and year ended December 31, 2004. Inasmuch as the combination of Central Jersey Bancorp and Allaire Community Bank took place on January 1, 2005, the financial performance of Allaire Community Bank on and after said date will be reflected in the consolidated financial statements of Central Jersey Bancorp, including this quarterly report on Form 10-Q for the three and six months ended June 30, 2005. For historical financial performance of Allaire Community Bank, and certain pro-forma financial information with respect to Central Jersey Bancorp and Allaire Community Bank, after giving effect to the combination, please see Central Jersey Bancorp's current report on Form 8-K, dated as of January 1, 2005, as amended.

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

The number of shares outstanding and earnings per share amounts set forth herein for all periods presented has been adjusted to reflect the six-for-five stock split, in a form of a stock dividend, for shareholders of record on July 15, 2004 and the two-for-one stock split, in a form of a stock dividend, for shareholders of record on June 15, 2005.

Overview

For the three months ended June 30, 2005, Central Jersey Bancorp's net income was $610,000 as compared to net income of $316,000 for the three months ended June 30, 2004. Basic earnings per share were $0.08 for the three months ended June 30, 2005 and 2004. Diluted earnings per share were $0.07 for the three months ended June 30, 2005, as compared to $0.08 for the same period in 2004.

For the six months ended June 30, 2005, Central Jersey Bancorp's net income was $1.22 million as compared to net income of $610 thousand for the six months ended June 30, 2004. Basic earnings per share were $0.16 for the six months ended June 30, 2005 and 2004. Diluted earnings per share were $0.14 for the six months ended June 30, 2005, as compared to $0.15 for the same period in 2004.

The reported earnings and balance sheet figures for the three and six months ended June 30, 2004 do not include those of Allaire Community Bank which combined with Central Jersey Bancorp on January 1, 2005. Per share earnings have been adjusted for both periods to reflect the six-for-five stock split for shareholders of record on July 15, 2004 and the two-for-one stock split for shareholders of record on June 15, 2005.

Total assets of $487.1 million at June 30, 2005 were comprised primarily of $5.0 million in Federal Funds sold, $142.8 million in investment securities, $272.6 million in net loans and $21.1 million in cash and due from banks as compared to total assets of $254.1 million at December 31, 2004, which primarily consisted of $9.4 million in federal funds sold, $90.2 million in investment securities, $139.7 million in net loans and $9.2 million in cash and due from banks. Total assets at June 30, 2005 were funded primarily through deposits totaling $411.4 million, a 76.6% increase over the December 31, 2004 deposit total of $232.9 million.

At June 30, 2005, non-accrual loans totaled $35,000 as compared to $128,000 at December 31, 2004. There was one loan totaling $16,000 ninety days or greater past due and still accruing interest at June 30, 2005 and December 31, 2004. The loan is fully collateralized by a deposit account. There were three loans totaling $93,000 charged-off for the six months ended June 30, 2005.

Results of Operations

General

Central Jersey Bancorp's principal source of revenue is derived from its bank subsidiaries, net interest income, which is the difference between interest income on earning assets and interest expense on deposits and borrowed funds. Interest-earning assets consist principally of loans, securities and federal funds sold, while the sources used to fund such assets consist primarily of deposits. Central Jersey Bancorp's net income is also affected by its bank subsidiaries' provision for loan losses, other income and other expenses. Other income consists primarily of service charges and fees. Other expenses consist primarily of salaries and employee benefits, occupancy costs and other operating related expenses.

For the three and six months ended June 30, 2005 and 2004

Net Interest Income

Net interest income for Central Jersey Bancorp was $4.4 million for the three months ended June 30, 2005, as compared to $2.1 million for the same period in 2004. Net interest income for the three months ended June 30, 2005 was comprised primarily of $38,000 in interest on federal funds sold and due from banks, $4.5 million in interest on loans and $1.5 million in interest on securities, less interest expense on deposits of $1.5 million, interest expense on borrowed funds of $129,000 and interest expense of $82,000 on subordinated debentures; whereas net interest income for the three months ended June 30, 2004 was comprised primarily of $13,000 in interest on federal funds sold and due from banks, $2.0 million in interest on loans and $830,000 in interest on securities, less interest expense on deposits of $625,000, $11,000 on borrowed funds, and interest expense of $61,000 on subordinated debentures.

Net interest income for Central Jersey Bancorp was $8.7 million for the six months ended June 30, 2005, as compared to $4.0 million for the same period in 2004. Net interest income for the six months ended June 30, 2005 was comprised primarily of $69,000 in interest on federal funds sold and due from banks, $8.6 million in interest on loans and $3.2 million in interest on securities, less interest expense on deposits of $2.8 million, interest expense on borrowed funds of $266,000 and interest expense of $156,000 on subordinated debentures; whereas net interest income for the six months ended June 30, 2004 was comprised primarily of $31,000 in interest on federal funds sold and due from banks, $3.8 million in interest on loans and $1.6 million in interest on securities, less interest expense on deposits of $1.2 million, $11,000 on borrowed funds, and interest expense of $61,000 on subordinated debentures.

Interest income for the three months ended June 30, 2005 was $6.1 million, as compared to $2.8 million for the three months ended June 30, 2004. The $3.3 million, or 116%, increase in interest income was due primarily to the combination with Allaire Community Bank. The yield on interest-earning assets increased to 5.74% for the three months ended June 30, 2005, as compared to 4.89% for the same prior year period due primarily to higher yielding investment securities residing on the balance sheet of Allaire Community Bank and the increase in the prime rate of interest. Average interest-earning assets, which were 87.1% of average total assets, were $419.9 million for the three months ended June 30, 2005, and were comprised primarily of $271.1 million in loans, $146.8 million in investment securities, $865,000 in federal funds sold and $1.2 million in other interest bearing deposits.

Interest income for the six months ended June 30, 2005 was $11.9 million, as compared to $5.4 million for the six months ended June 30, 2004. The $6.4 million, or 118% increase in interest income was due primarily to the combination with Allaire Community Bank. The yield on interest-earning assets increased to 5.62% for the six months ended June 30, 2005, as compared to 4.91% for the same prior year period due primarily to higher yielding investment securities residing on the balance sheet of Allaire Community Bank and the increase in the prime rate of interest. Average interest-earning assets, which were 87.5% of average total assets, were $421.3 million for the six months ended June 30, 2005, and were comprised primarily of $268.0 million in loans, $149.8 million in investment securities, $2.6 million in federal funds sold and $919,000 in other interest bearing deposits.

Interest expense for the three months ended June 30, 2005 was $1.7 million, as compared to $697,000 for the three months ended June 30, 2004. The increase was due to interest expense on deposits which increased to $1.5 million for the three months ended June 30, 2005 as compared to $625,000 for the same prior year period due primarily to the combination with Allaire Community Bank and an increase in the cost of interest-bearing liabilities to 2.01% for the three months ended June 30, 2005, as compared to 1.34% in the same prior year period. Average interest-bearing deposits were $307.3 million for the three months ended June 30, 2005, as compared to $187.3 million for the same period in the prior year. Average interest-bearing liabilities for the three months ended June 30, 2005 were comprised of $113.6 million in interest-bearing demand and money market accounts, $73.5 million in savings accounts and $120.2 million in term accounts. Interest expense associated with borrowings and subordinated debentures totaled $129,000 and $82,000, respectively, for the three months ended June 30, 2005, as compared to $11,000 and $61,000, respectively, in same prior year period.

Interest expense for the six months ended June 30, 2005 was $3.2 million, as compared to $1.3 million for the six months ended June 30, 2004. The increase was due to interest expense on deposits which increased to $2.8 million for the six months ended June 30, 2005 as compared to $1.2 million for the same prior year period due primarily to the combination with Allaire Community Bank and an increase in the cost of interest-bearing liabilities to 1.87% for the six months ended June 30, 2005, as compared to 1.35% in the same prior year period. Average interest-bearing deposits were $306.9 million for the six months ended June 30, 2005, as compared to $188.5 million for the same period in the prior year. Average interest-bearing liabilities for the six months ended June 30, 2005 were comprised of $109.0 million in interest-bearing demand and money market accounts, $78.0 million in savings accounts and $120.0 million in term accounts.

Interest expense associated with borrowings and subordinated debentures totaled $266,000 and $156,000, respectively, for the six months ended June 30, 2005, as compared to $11,000 and $61,000, respectively, in same prior year period.

Provision for Loan Losses

For the three months ended June 30, 2005, Central Jersey Bancorp's provision for loan losses was $79,000 as compared to $78,000 for the same prior year period. There were no significant changes in loan portfolio composition, asset quality, or credit delinquencies that impacted the allowance for loan losses during the three months ended June 30, 2005, as compared to the same period in 2004.

For the six months ended June 30, 2005, Central Jersey Bancorp's provision for loan losses was $179,000, as compared to $128,000 for the same prior year period. The increase in the provision for loan losses for the six months ended June 30, 2005 was commensurate with the growth in the loan portfolio as compared to the same period in 2004. There were no significant changes in loan portfolio composition, asset quality, or credit delinquencies that impacted the allowance for loan losses during the six months ended June 30, 2005, as compared to the same period in 2004.

Non-Interest Income

Non-interest income was $369,000 for the three months ended June 30, 2005, as compared to $231,000 for the same period in 2004. The increase is due primarily to the combination with Allaire Community Bank. Service charges on deposit accounts totaled $344,000 for the three months ended June 30, 2005 as compared to $222,000 for the same period in 2004. The cash surrender value of life insurance increased by $25,000 thousand for the three months ended June 30, 2005.

Non-interest income was $715,000 for the six months ended June 30, 2005, as compared to $412,000 for the same period in 2004. The increase is due primarily to the combination with Allaire Community Bank. Service charges on deposit accounts totaled $659,000 for the six months ended June 30, 2005 as compared to $394,000 for the same period in 2004. The cash surrender value of life insurance increased by $56,000 thousand for the six months ended June 30, 2005.

Non-Interest Expense

Non-interest expense was $3.7 million for the three months ended June 30, 2005, as compared to $1.8 million for the same period in 2004. The period increase was due primarily to the combination with Allaire Community Bank. Non-interest expense generally includes costs associated with employee salaries and benefits, occupancy expenses, data processing fees, professional fees and other operating expenses.

Non-interest expense was $7.3 million for the six months ended June 30, 2005, as compared to $3.4 million for the same period in 2004. The period increase was due primarily to the combination with Allaire Community Bank. As a result of the combination with Allaire Community Bank, full-time equivalent employees totaled 152 at June 30, 2005 as compared to 82.5 at December 31, 2004.

The table below present's non-interest expense, by major category, for the three and six months ended June 30, 2005 and 2004 (in thousands):

                                                     Three months ended                      Six months ended
                                                          June 30,                                June 30,
Non-Interest Expense                              2005               2004               2005               2004
--------------------                              ----               ----               ----               ----
Salaries and employee benefits                   $1,817             $  883             $3,638             $1,746
Net occupancy expenses                              593                203              1,211                400
Data processing fees                                375                137                749                270
Core deposit intangible amortization                172                 --                344                 --
Outside service fees                                128                129                269                251
Audit and tax fees                                  115                 29                159                 58
Printing, stationery, and supplies                   89                 46                178                 89
Legal fees and expenses                              50                 24                 79                 42
Advertising and marketing expenses                   46                 58                 93                116
Other operating expenses                            304                251                595                459
                                                 --------------------------            -------------------------
      Total                                      $3,689             $1,760             $7,315             $3,431
                                                 ==========================            =========================

Income Tax Expense

For the three months ended June 30, 2005, income tax expense was $345,000 on net income before taxes of $955,000, resulting in an effective tax rate of 36.13%, as compared to income tax expense of $181,000 on net income before taxes of $497,000 for the same period in 2004, resulting in an effective tax rate of 36.42%.

For the six months ended June 30, 2005, income tax expense was $690,000 on net income before taxes of $1.9 million, resulting in an effective tax rate of 36.13%, as compared to income tax expense of $381,000 on net income before taxes of $991,000 for the same period in 2004, resulting in an effective tax rate of 38.45%.

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, due from banks, and federal funds sold. At June 30, 2005 cash and cash equivalents were $26.1 million, an increase of $7.5 million, or 40.3%, over the December 31 2004 total of $18.6 million.

Investment Portfolio

Investments totaled $142.8 million at June 30, 2005, an increase of $52.6 million, or 58.5%, over the December 31, 2004 total of $90.2 million. Effective January 1, 2005, the combination with Allaire Community Bank increased investment securities by $65.7 million. On a combined basis at January 1, 2005, total investment securities were $155.9 million, which was $13.0 million, or 9.1%, greater than the June 30, 2005 total of $142.9 million. The Company's investment portfolio decreased during the six months ended June 30, 2005 as a result of principal pay downs on mortgage-backed securities totaling $6.1 million and called investment securities totaling $7.0 million. This resulted in an available for sale portfolio balance of $119.0 million at June 30, 2005, an increase of $45.3 million, or 61.6%, over the December 31, 2004 total of $73.7 million, due primarily to the combination with Allaire Community Bank. The held to maturity portfolio of $23.8 million at June 30, 2005, reflected an increase of $7.4 million, or 44.0%, from the December 31, 2004 total of $16.5 million, due primarily to the combination with Allaire Community Bank. There were no investment securities purchased during the six months ended June 30, 2005.

Loan Portfolio

Loans, net of the allowance for loan losses, closed the six months ended June 30, 2005 at $272.6 million, an increase of $132.9 million, or 95.1%, over the $139.7 million balance at December 31, 2004. Effective

January 1, 2005, the combination with Allaire Community Bank increased net loans by $119.4 million. On a combined basis at January 1, 2005, total net loans were $259.1 million, which was $13.5 million, or 5.2%, lower than the June 30, 2005 total of $272.6 million. The increase in net loans during the six months ended June 30, 2005 was the result of loan portfolio growth. The allowance for loan losses, which began the year at $1.64 million, or 1.16% of total loans, was $2.93 million at June 30, 2005, with the allowance for loan losses ratio at 1.06%. There were three loans totaling $93,000 charged-off during the six months ended June 30, 2005.

Non-performing Loans

A loan is considered to be non-performing  if it (1) is on a non-accrual  basis,
(2) is past due ninety days or more and still accruing interest, or (3) has been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial position of the borrower. A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only where it is both adequately secured as to principal and is in the process of collection. Central Jersey Bancorp at June 30, 2005 had non-performing loans totaling $51,000 as compared to non-performing loans totaling $144,000 at December 31, 2004.

Potential Problem Loans

In addition to non-performing loans, Central Jersey Bancorp maintains a "watch list" of loans which are subject to heightened scrutiny and more frequent review by management. Loans may be placed on the "watch list" because of documentation deficiencies, or because management has identified "structural weakness" which potentially could cause such loans to become non-performing in future periods.

As of June 30, 2005 total loans on the watch list had a balance of $5.7 million as compared $4.5 million at December 31, 2004.

Allowance for Loan Losses and Related Provision

The provision for loan losses for the three and six months ended June 30, 2005 was $79,000 and $179,000, respectively, as compared to $78,000 and $128,000, respectively, for the same periods in 2004. The increase was the result of the $13.5 million in loan growth that occurred during the six months ended June 30, 2005. There were no significant changes in loan portfolio composition, asset quality, or credit delinquencies that impacted the allowance for loan losses during the six months ended June 30, 2005, as compared to the same period in 2004.

Loan portfolio composition remained consistent at June 30, 2005 as compared to December 31, 2004 with commercial loans comprising 85% and 84%, respectively, of total loans outstanding at the end of each period. In addition, Central Jersey Bancorp had one non-accrual loan at June 30, 2005 totaling $35,000 as compared to $128,000 at December 31, 2004. Net loans outstanding totaled $272.6 million at June 30, 2005, as compared to $139.7 million at December 31, 2004, an increase of $132.9 million, or 95.1%, due primarily to the combination with Allaire Community Bank. The allowance for loan losses increased to $2.93 million, or 1.06% of total gross loans, at June 30, 2005, as compared to $1.64 million, or 1.16% of total gross loans, at December 31, 2004.

Deposits

One of Central Jersey Bancorp's primary strategies is the accumulation and retention of core deposits. Core deposits are defined as all deposits with the exception of certificates of deposits in excess of $100,000. Deposits at June 30, 2005 totaled $411.4 million, an increase of $178.5 million, or 76.6%, over the December 31, 2004 total of $232.9 million. Effective January 1, 2005, the combination with Allaire Community Bank increased deposits by $170.0 million. On a combined basis at January 1, 2005, total deposits were $402.7 million, which was $8.7 million, or 2.2%, lower than the June 30, 2005 total of $411.4 million. Core deposits as a percentage of total deposits were 84.8% and 77.1%, respectively, at June 30, 2005 and December 31, 2004.

Borrowings

Other borrowings were $6.5 million at June 30, 2005. These borrowings, which are short-term in nature, were used to fund balances sheet growth during the six months ended June 30, 2005. Effective January 1, 2005, the combination with Allaire Community Bank increased borrowings by $14.0 million, which was $7.5 million, or 115%, higher than the June 30, 2005 total of $6.5 million. The decrease in borrowings was primarily attributable to deposit growth that occurred during the six months ended June 30, 2005.

Liquidity and Capital Resources

Liquidity defines the ability of the Company to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank's asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements. Since inception, cash on hand and loan and investment amortizations primarily met the liquidity needs of the Company. The Company invests funds not needed for operations (excess liquidity) primarily in daily federal funds sold. Each bank subsidiary's available for sale portfolio serves as a secondary source of liquidity. The market value of that portfolio was $119.0 million at June 30, 2005, and $73.7 million at December 31, 2004.

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

The bank subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank subsidiaries must meet specific capital guidelines that involve quantitative measures of the bank subsidiaries' assets, liabilities and certain off-balances sheet items as calculated under regulatory accounting practices. The bank subsidiaries' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the bank subsidiaries to maintain minimum amounts and ratios (set forth in the table on the next page) of total capital and Tier I Capital to risk weighted assets and of Tier I Capital to average assets (leverage ratio). We believe that, as of June 30, 2005, the bank subsidiaries met all capital adequacy requirements to which they are subject.

The actual capital ratios of Central Jersey Bancorp and each of its bank subsidiaries at June 30, 2005 and December 31, 2004 are presented in the following table:

                                             Tier I                          Tier I
                                           Capital to                      Capital to                   Total Capital to
                                      Average Assets Ratio               Risk Weighted                    Risk Weighted
                                        (Leverage Ratio)                  Asset Ratio                      Asset Ratio
                                   June 30,      December 31,       June 30,      December 31,      June 30,       December 31,
                                     2005            2004             2005            2004            2005             2004
                                   --------------------------------------------------------------------------------------------
Central Jersey Bancorp               7.95%           8.23%           11.33%          12.82%          12.26%           13.82%
Monmouth Community Bank              7.58%           8.23%           10.81%          12.82%          11.78%           13.82%
Allaire Community Bank               8.62%           7.97%           12.29%          11.36%          13.16%           12.22%

"Adequately capitalized"
institution (under Federal
regulations)                         4.00%           4.00%           4.00%           4.00%            8.00%           8.00%

"Well capitalized" institution
(under Federal regulations)          5.00%           5.00%           6.00%           6.00%           10.00%           10.00%

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

                                             Central Jersey Bancorp
                                    --------------------------------------------
                                    Registrant


DATE: August 12, 2005               /s/ James S. Vaccaro
                                    --------------------------------------------
                                    James S. Vaccaro
                                    President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


DATE: August 12, 2005               /s/ Anthony Giordano, III
                                    --------------------------------------------
                                    Anthony Giordano, III
                                    Executive Vice President, Chief Financial
                                    Officer, Treasurer and Assistant Secretary
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

    10.10 Central Jersey Bancorp 2005 Equity Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

    31(i).1       Section 302 Certification of Chief Executive Officer.

    31(i).2       Section 302 Certification of Chief Financial Officer.

    32.1          Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350.

    32.2          Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350.