Form 10-Q
period 2005-09-30
CENTRAL JERSEY BANCORP
filed 2005-11-14
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to

                         Commission file number 0-49925

                             Central Jersey Bancorp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New Jersey                                   22-3757709
   ---------------------------------       ------------------------------------
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

Yes |_|    No |X|.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|    No |X| .

As of November 1, 2005, there were 7,780,804 shares of the registrant's common stock, par value $.01 per share, outstanding.

                             Central Jersey Bancorp
                               INDEX TO FORM 10-Q
                               ------------------

                                                                                            PAGE
                                                                                            ----
PART I.    FINANCIAL INFORMATION
------     ---------------------

Item 1.    Financial Statements................................................................1

           Consolidated Balance Sheets
           as of September 30, 2005 (unaudited) and December 31, 2004..........................1

           Consolidated Statements of Income (unaudited)
           for the three and nine months ended September 30, 2005 and 2004.....................2

           Consolidated Statements of Changes in Shareholders' Equity (unaudited)
           for the nine months ended September 30, 2005 and 2004...............................3

           Consolidated Statements of Cash Flows (unaudited)
           for the nine months ended September 30, 2005 and 2004...............................4

           Notes to Unaudited Consolidated Financial Statements................................5

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations...................................12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................21

Item 4.    Controls and Procedures............................................................21

PART II.   OTHER INFORMATION
-------    -----------------

Item 1.    Legal Proceedings..................................................................23

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds........................23

Item 3.    Defaults Upon Senior Securities....................................................23

Item 4.    Submission of Matters to a Vote of Security Holders................................23

Item 5.    Other Information..................................................................23

Item 6.    Exhibits...........................................................................23

Signatures....................................................................................24

Index of Exhibits............................................................................E-1

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

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004
                             (dollars in thousands)

                                                              September 30,      December 31,
                                                                  2005              2004
                                                              -------------      ------------
ASSETS                                                         (unaudited)
------
Cash and due from banks                                        $    23,333       $     9,169
Federal funds sold                                                     725             9,425
Investment securities available for sale, at market value          114,966            73,668
Investment securities held to maturity (market value of
     $22,946 and $16,549 at September 30, 2005 and
     December 31, 2004, respectively)                               23,125            16,484
Loans held for sale                                                  2,090                --
Loans, net                                                         288,001           139,697
Premises and equipment                                               5,957             2,496
Bank owned life insurance                                            3,311                --
Accrued interest receivable                                          2,489             1,075
Goodwill                                                            26,620                --
Core deposit intangible                                              3,269                --
Other assets                                                         4,708             2,101
                                                               -----------       -----------

          Total assets                                         $   498,594       $   254,115
                                                               ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
     Non-interest bearing                                      $    91,450       $    29,897
     Interest bearing                                              319,349           202,956
                                                               -----------       -----------
                                                                   410,799           232,853

Other borrowings                                                    18,809                --
Subordinated debentures                                              5,155             5,155
Accrued expenses and other liabilities                               1,706               252
                                                               -----------       -----------

          Total liabilities                                        436,469           238,260
                                                               -----------       -----------

Shareholders' equity:
     Common stock, par value $0.01 per share. Authorized
     100,000,000 shares and issued and outstanding
     7,776,804 shares at September 30, 2005 and
     3,721,450 shares at December 31, 2004                              78                38
Additional paid-in capital                                          59,985            15,218
Accumulated other comprehensive loss                                (1,029)             (619)
Retained earnings                                                    3,091             1,218
                                                               -----------       -----------
          Total shareholders' equity                                62,125            15,855
                                                               -----------       -----------

          Total liabilities and shareholders' equity           $   498,594       $   254,115
                                                               ===========       ===========

See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                (dollars in thousands, except per share amounts)

                                                                       Three months ended               Nine months ended
                                                                          September 30,                   September 30,
                                                                       2005           2004            2005            2004
                                                                   ----------      ----------      ----------      ----------
                                                                          (unaudited)                      (unaudited)
Interest and dividend income:
     Interest and fees on loans                                    $    4,812      $    2,096      $   13,455      $    5,932
     Interest on securities available for sale                          1,215             651           3,890           1,889
     Interest on securities held to maturity                              267             190             830             533
     Interest on federal funds sold and due from banks                     17              25              42              56
                                                                   ----------      ----------      ----------      ----------
          Total interest and dividend income                            6,311           2,962          18,217           8,410

Interest expense:
     Interest expense on deposits                                       1,822             751           4,634           1,989
     Interest expense on subordinated debentures                           88              63             244             124
     Interest expense on other borrowings                                  71               5             336              16
                                                                   ----------      ----------      ----------      ----------
          Total interest expense                                        1,981             819           5,214           2,129

                                                                   ----------      ----------      ----------      ----------
          Net interest income                                           4,330           2,143          13,003           6,281
                                                                   ----------      ----------      ----------      ----------

Provision for loan losses:                                                 36              60             215             188
                                                                   ----------      ----------      ----------      ----------
          Net interest income after provision for loan losses           4,294           2,083          12,788           6,093
                                                                   ----------      ----------      ----------      ----------

Other income:
     Service charges on deposit account                                   395             226           1,070             620
     Income on bank owned life insurance                                   28              --              84              --
     Other service charges, commissions and fees                           --               1              --              19
                                                                   ----------      ----------      ----------      ----------
          Total other income                                              423             227           1,154             639
                                                                   ----------      ----------      ----------      ----------

Operating expenses:
     Salaries and employee benefits                                     1,833             920           5,454           2,666
     Net occupancy expenses                                               603             212           1,805             612
     Data processing fees                                                 204             148             729             418
     Core deposit intangible amortization                                 172              --             516              --
     Other operating expenses                                             891             528           2,514           1,543
                                                                   ----------      ----------      ----------      ----------
          Total other expenses                                          3,703           1,808          11,018           5,239
                                                                   ----------      ----------      ----------      ----------

Income before provision for income taxes                                1,014             502           2,924           1,493

Income taxes                                                              361             203           1,051             584
                                                                   ----------      ----------      ----------      ----------

     Net income                                                    $      653      $      299      $    1,873      $      909
                                                                   ==========      ==========      ==========      ==========

Basic earnings per share                                           $      .08      $      .08      $      .24      $      .24
                                                                   ==========      ==========      ==========      ==========
Diluted earnings per share                                         $      .08      $      .08      $      .22      $      .23
                                                                   ==========      ==========      ==========      ==========

Average basic shares outstanding                                    7,764,509       3,721,450       7,745,137       3,721,252
                                                                   ==========      ==========      ==========      ==========
Average diluted shares outstanding                                  8,623,630       3,940,328       8,579,870       3,902,256
                                                                   ==========      ==========      ==========      ==========

See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                             (dollars in thousands)

                                                                            Accumulated
                                                              Additional       other
                                                 Common        paid-in     comprehensive       Retained
                                                  stock        capital     (loss) income       earnings      Total
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                    $      38     $  15,219       $    (358)      $      --     $  14,899
----------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                             --            --              --             909           909
Unrealized loss on securities
   available for sale, net of tax of ($30)             --            --             (47)             --           (47)
                                                                                                            ---------
Total comprehensive income                             --            --              --              --           862
Cash paid for fractional shares                        --            (4)             --              --            (4)
Exercise of stock options - 522 shares                 --             2              --              --             2
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2004                   $      38     $  15,217       $    (405)      $     909     $  15,759
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                    $      38     $  15,218       $    (619)      $   1,218     $  15,855
----------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                             --            --              --           1,873         1,873
Unrealized loss on securities
   available for sale, net of tax of ($258)            --            --            (410)             --          (410)
                                                                                                            ---------
Total comprehensive income                             --            --              --              --         1,463
Allaire Community Bank combination                     40        44,377              --              --        44,417
Exercise of stock options - 49,278 shares              --           390              --              --           390
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2005                   $      78     $  59,985       $  (1,029)      $   3,091     $  62,125
======================================================================================================================

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                             (dollars in thousands)

                                                                                           Nine months ended
                                                                                             September 30,
                                                                                         2005             2004
                                                                                     -----------      -----------
                                                                                     (unaudited)      (unaudited)
Cash flows from operating activities:
     Net income                                                                      $     1,873      $       909
Adjustments to reconcile net income to net cash provided by operating activities
    Increase in cash surrender value of life insurance                                       (84)              --
    Deferred taxes                                                                          (281)             (40)
    Provision for loan losses                                                                215              188
    Depreciation and amortization                                                            579              314
    Decrease in due from broker                                                               --            4,961
    Net premium amortization on held to maturity securities                                    9               23
    Net premium amortization on available for sale securities                                173              287
    Originations of loans held for sale                                                   (2,090)              --
    Increase in other assets                                                              (1,735)            (759)
    Decrease in accrued expenses and other liabilities                                      (438)            (195)
                                                                                     -----------      -----------
         Net cash (used in) provided by operating activities                              (1,779)           5,688
                                                                                     -----------      -----------

Cash flows from investing activities:
     Purchase of investment securities held to maturity                                       --           (4,992)
     Purchase of investment securities available for sale                                     --          (21,127)
     Maturities of and paydowns on investment securities held to maturity                  2,435            2,851
     Maturities of and paydowns on investment securities available for sale               14,736           12,371
     Net increase in loans                                                               (28,673)         (21,027)
     Cash/cash equivalents acquired in Allaire Community Bank combination                  6,886               --
     Purchases of premises and equipment, net                                               (504)             (64)
                                                                                     -----------      -----------
         Net cash used in investment activities                                           (5,120)         (31,988)
                                                                                     -----------      -----------

Cash flows from financing activities:
     Proceeds from stock options exercised                                                   390                2
     Net increase in non-interest bearing deposits                                        22,316            4,542
     Net (decrease) increase in interest bearing deposits                                (14,249)          18,599
     Net increase in subordinated debentures                                                  --            5,155
     Net increase in other borrowings                                                      3,906               --
     Cash paid for fractional shares                                                          --               (4)
                                                                                     -----------      -----------
         Net cash provided by financing activities                                        12,363           28,294
                                                                                     -----------      -----------

         Increase in cash and cash equivalents                                             5,464            1,994

Cash and cash equivalents at beginning of period                                          18,594           14,364
                                                                                     -----------      -----------
Cash and cash equivalents at end of period                                           $    24,058      $    16,358
                                                                                     ===========      ===========

Cash paid during the period for:
     Interest                                                                        $     5,318      $     2,075
                                                                                     ===========      ===========
     Income taxes                                                                    $     1,369      $     1,048
                                                                                     ===========      ===========
Non cash investing activities:
     Fair value of assets acquired in Allaire Community Bank combination             $   201,566      $        --
     Goodwill and core deposit intangible resulting from Allaire Community
         Bank combination                                                            $    30,405      $        --
     Liabilities assumed in Allaire Community Bank combination                       $   186,528      $        --
     Common stock issued for Allaire Community Bank combination                      $    39,803      $        --

See accompanying notes to consolidated financial statements.

                             Central Jersey Bancorp

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

Note 1. Basis of Presentation
-----------------------------

On January 1, 2005, Central Jersey Bancorp (formerly Monmouth Community Bancorp) completed its strategic business combination transaction with Allaire Community Bank, a New Jersey state-chartered bank, pursuant to which Allaire Community Bank became a wholly-owned bank subsidiary of Central Jersey Bancorp. On the effective date of the combination, the name of the holding company was changed from Monmouth Community Bancorp to Central Jersey Bancorp. On August 22, 2005, Central Jersey Bancorp combined its two bank subsidiaries, Monmouth Community Bank, N.A. and Allaire Community Bank, into a single banking entity named Central Jersey Bank, N.A. Central Jersey Bancorp and its bank subsidiaries are sometimes collectively referred to herein as the "Company."

The following discussion and analysis and the audited financial statements for the year ended December 31, 2004, including the related notes thereto, except for Note (8), do not address or reflect the financial performance of Allaire Community Bank for any period ended on or prior to December 31, 2004. Inasmuch as the combination of Central Jersey Bancorp and Allaire Community Bank took place on January 1, 2005, the financial performance of Allaire Community Bank on and after said date will be reflected in the consolidated financial statements of Central Jersey Bancorp, including this quarterly report on Form 10-Q for the nine months ended September 30, 2005. For historical financial performance of Allaire Community Bank, and certain pro-forma financial information with respect to Central Jersey Bancorp and Allaire Community Bank, after giving effect to the combination, please see Central Jersey Bancorp's current report on Form 8-K, dated as of January 1, 2005, as amended.

The interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results of operations that may be expected for all of 2005.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

The number of shares outstanding and earnings per share amounts set forth herein for all periods presented has been adjusted to reflect the six-for-five stock split, in the form of a stock dividend, for shareholders of record on July 15, 2004 and the two-for-one stock split, in the form of a stock dividend, for shareholders of record June 15, 2005.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Central Jersey Bancorp's annual report on Form 10-KSB for the year ended December 31, 2004.

Note 2. Earnings Per Share
--------------------------

The following table reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004:

                                          Three months ended           Nine months ended
                                            September 30,                September 30,
                                          2005           2004          2005          2004
                                        ---------     ---------     ---------     ---------
Average basic shares outstanding        7,764,509     3,721,450     7,745,137     3,721,252
Add: Effect of dilutive securities:
     Stock options                        859,121       218,878       834,733       181,004
                                        ---------     ---------     ---------     ---------
Average diluted shares outstanding      8,623,630     3,940,328     8,579,870     3,902,256
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

Had compensation cost for Central Jersey Bancorp's stock options been determined in accordance with SFAS No. 123, Central Jersey Bancorp's net income and related earnings per share amounts for the three and nine months ended September 30, 2005 and 2004 would have decreased to the following pro forma amounts (in thousands):

                                                             Three months ended          Nine months ended
                                                                September 30,              September 30,
                                                             2005          2004          2005          2004
                                                          ---------     ---------     ---------     ---------
Net Income :
   As reported                                            $     653     $     299     $   1,873     $     909
   Deduct: Total stock-based employee compensation
    expense determined under the fair value-based
    method for all awards, net of related tax effects     $     116     $      84     $     349     $     236
                                                          ---------     ---------     ---------     ---------
   Pro forma                                              $     537     $     215     $   1,524     $     673
                                                          =========     =========     =========     =========

Net income per share - basic:
   As reported                                            $    0.08     $    0.08     $    0.24     $    0.24
   Pro forma                                              $    0.07     $    0.06     $    0.20     $    0.18
                                                          =========     =========     =========     =========

Net income per share - diluted:
   As reported                                            $    0.08     $    0.08     $    0.22     $    0.23
   Pro forma                                              $    0.06     $    0.05     $    0.18     $    0.17
                                                          =========     =========     =========     =========

Note 3. Loans Receivable, Net and Loans Held for Sale
-----------------------------------------------------

Loans receivable, net at September 30, 2005 and December 31, 2004, consisted of the following (in thousands):

                                                 September 30,     December 31,
Loan Type                                             2005             2004
---------                                        -------------     ------------

Commercial and industrial loans                   $    33,230      $    22,392
Real estate loans - commercial                        210,068           96,291
1-4 family real estate loans                            5,346               --
Home equity and second mortgages                       40,202           22,014
Consumer loans                                          2,118              638
                                                  -----------      -----------
     Total loans                                  $   290,964      $   141,335
Less:
     Allowance for loan losses                         (2,963)          (1,638)
                                                  -----------      -----------
          Net loans                               $   288,001      $   139,697
                                                  ===========      ===========
Loans held for sale                               $     2,090      $        --
                                                  ===========      ===========

Non-Performing Loans

Loans are considered to be non-performing if they (a) are on a non-accrual basis, (b) are past due ninety days or more and still accruing interest, or (c) have been renegotiated to provide a reduction or deferral of interest because of a weakening in the financial position of the borrowers. A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. The Company had two non-accrual loans totaling $80,000 at September 30, 2005. The Company charged-off three loans totaling $93,000 during the nine months ended September 30, 2005.

Note 4. Deposits
----------------

The major types of deposits at September 30, 2005 and December 31, 2004 were as follows (in thousands):

                                                    September 30,   December 31,
Deposit Type                                            2005            2004
------------                                        -------------   ------------

Non-interest bearing                                  $ 91,450       $ 29,897
Checking                                                92,237         30,845
Savings                                                 64,029         56,326
Money market                                            27,659         35,054
Certificates of deposit of less than $100,000           65,174         27,353
Certificates of deposit of $100,000 or more             70,250         53,378
                                                      --------       --------
     Total                                            $410,799       $232,853
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

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.2 million of Subordinated Debentures from Central Jersey Bancorp. The Subordinated Debentures bear a variable interest rate equal to LIBOR plus 2.85% (4.15% + 2.85% = 7.00% at October 13, 2005). Although the Subordinated Debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp. At September, 30, 2005, the $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital. Central Jersey Bancorp is using the proceeds it received from the Subordinated Debentures to support the general balance sheet growth of Central Jersey Bancorp and to help ensure that its bank subsidiary, Central Jersey Bank, N.A., maintains the required regulatory capital ratios.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At September 30, 2005, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities. Based on a preliminary review of the final rule, Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital. However, in the event that the trust preferred issues do not qualify as Teir I Capital, Central Jersey Bank, N.A. would remain well capitalized.

Note 6. Comprehensive Income
----------------------------

Comprehensive  income is comprised of net income and other comprehensive  income
(loss). Other comprehensive income includes unrealized gains and losses on securities available for sale, net of tax. Total comprehensive income for the three and nine months ended September 30, 2005 and 2004 was as follows (in thousands):

                                                    Three months ended       Nine months ended
Comprehensive Income                                   September 30,           September 30,
--------------------                                 2005         2004       2005          2004
                                                   -------      -------     -------      -------
Net income                                         $   653      $   299     $ 1,873      $   909
Unrealized (loss) gain on securities available
  for sale, net of tax                                (507)       1,017        (410)         (47)
                                                   -------      -------     -------      -------
     Total comprehensive income                    $   146      $ 1,316     $ 1,463      $   862
                                                   =======      =======     =======      =======

Note 7. Recent Accounting Pronouncements
----------------------------------------

In May 2005, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retroactive application to prior periods' financial statement of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier application permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS No. 153 are to be applied prospectively and are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial condition or results of operations.

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

The combination was accounted for as a purchase and the excess cost over the fair value of net assets acquired ("goodwill") in the transaction was $26.6 million. Under the provisions of SFAS No. 142, goodwill is not being amortized in connection with this transaction and the goodwill will not be deductible for income tax purposes. Central Jersey Bancorp also recorded a core deposit intangible of $3.8 million in connection with the combination, which is being amortized on an accelerated basis over 10 years. The amortization of premiums and discounts resulting from the fair value adjustments of assets and liabilities may have a material impact on the Company's results of operations in future periods.

The following table presents data with respect to the fair values of assets and liabilities acquired in the combination with Allaire Community Bank (in thousands):

                                                        January 1, 2005
                                                        ---------------
Assets:
  Cash and due from banks                                   $  6,886
  Securities                                                  65,706
  Loans, net                                                 119,753
  Fixed assets                                                 3,536
  Other assets                                                 2,458
  Bank owned life insurance                                    3,227
  Core deposit intangible                                      3,785
  Goodwill                                                    26,620
                                                            --------
Total assets                                                $231,971
                                                            --------
Liabilities:
  Deposits                                                  $169,879
  Borrowings                                                  14,897
  Other liabilities                                            1,752
                                                            --------
Total liabilities                                            186,528
                                                            --------
Net assets acquired                                         $ 45,443
                                                            ========

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

The computation of the purchase price, the allocation of the purchase price to net assets of Allaire Community Bank based on their respective values as of January 1, 2005 and the resulting amount of goodwill are presented below (dollars in thousands, except per share amounts):

Common shares outstanding of Allaire Community Bank                               1,996,140
Percentage exchanged for Central Jersey Bancorp common stock                            100%
                                                                                -----------
Allaire common shares exchanged for Central Jersey Bancorp common stock           1,996,140
Exchange ratio                                                                         1.00
                                                                                -----------
Central Jersey Bancorp common stock issued                                        1,996,140
Market price per share of Central Jersey Bancorp common stock                   $     19.94
                                                                                -----------
Total purchase price of Allaire Community Bank                                       39,803
Total common stockholders' equity of Allaire Community Bank                          16,029
                                                                                -----------
Excess of purchase price over carrying value of assets acquired                 $    23,774
Purchase accounting adjustments related to assets and liabilities acquired:
  Transaction costs                                                                   2,186
    Tax effect of transaction costs (at 39.93%)                                        (553)
  Securities held to maturity                                                           219
  Securities available for sale                                                         184
  Loans                                                                                (388)
  Buildings                                                                            (350)
  Time deposits                                                                         (16)
  Collateralized borrowings                                                               3
  Stock options                                                                       4,700
    Tax effect of fair value adjustments (at 39.93%)                                   (866)
  Core deposit intangible                                                            (3,785)
    Tax effect of core deposit intangible (at 39.93%)                                 1,512
                                                                                -----------
Goodwill                                                                        $    26,620
                                                                                ===========

The following table presents pro forma condensed combined consolidated financial information of Central Jersey Bancorp for the period presented as if the combination had taken place on January 1, 2004 (dollars in thousands, except per share data):

                                          Three Months Ended          Nine Months Ended
                                          September 30, 2004         September 30, 2004
                                          ------------------         ------------------
Net interest income                            $  4,362                   $ 12,600
Net income                                     $    628                   $  1,846
Basic earnings per share                           0.08                       0.24
Diluted earnings per share                         0.07                       0.22

The following table summarizes the impact of the amortization/(accretion) of the fair value adjustments made in connection with the combination on Central Jersey Bancorp's consolidated results of operations for the following years:

    Projected future amounts               Core deposit                                    Net decrease in
for the years ended December 31,            intangible           Net amortization        income before taxes
--------------------------------           ------------          ----------------        -------------------
2005                                           $   688                $   57                    $   745
2006                                               619                    46                        665
2007                                               551                    37                        588
2008                                               482                    29                        511
2009                                               413                    17                        430
2010 and thereafter                              1,032                   130                      1,162

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis is intended to provide information about the Company's financial condition as of September 30, 2005 and results of operations for the three and nine months ended September 30, 2005 and 2004. The following information should be read in conjunction with the Company's unaudited financial statements for the three and nine months ended September 30, 2005, including the related notes thereto, contained elsewhere in this document.

The following discussion and analysis does not address or reflect the financial performance of Allaire Community Bank for the three and nine months ended September 30, 2004 and year ended December 31, 2004. Inasmuch as the combination of Central Jersey Bancorp and Allaire Community Bank took place on January 1, 2005, the financial performance of Allaire Community Bank on and after said date will be reflected in the consolidated financial statements of Central Jersey Bancorp, including this quarterly report on Form 10-Q for the three and nine months ended September 30, 2005. For historical financial performance of Allaire Community Bank, and certain pro-forma financial information with respect to Central Jersey Bancorp and Allaire Community Bank, after giving effect to the combination, please see Central Jersey Bancorp's report on Form 8-K, dated as of January 1, 2005, as amended.

Critical Accounting Policies

"Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures found elsewhere in this quarterly report on Form 10-Q, are based upon the Company's unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to Central Jersey Bancorp's audited consolidated financial statements for the year ended December 31, 2004, included with Central Jersey Bancorp's annual report on Form 10-KSB for the year ended December 31, 2004, contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses requires management to make difficult and subjective judgments that often require assumptions or estimates about uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Company's Audit Committee and its Board of Directors.

The allowance for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of: (a) known and inherent risks in the loan portfolio, (b) the size and composition of the loan portfolio,
(c) actual loan loss experience, (d) the level of delinquencies, (e) the individual loans for which full collectibility may not be assured, (f) the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and (g) the current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company's loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic climate. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control.

Business Combination and Stock Distribution

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

Overview

For the three months ended September 30, 2005, Central Jersey Bancorp's net income was $653,000, as compared to net income of $299,000 for the three months ended September 30, 2004. Basic and diluted earnings per share were $0.08 for the three months ended September 30, 2005 and 2004.

For the nine months ended September 30, 2005, Central Jersey Bancorp's net income was $1.87 million, as compared to net income of $909,000 for the nine months ended September 30, 2004. Basic earnings per share were $0.24 for the nine months ended September 30, 2005 and 2004. Diluted earnings per share were $0.22 for the nine months ended September 30, 2005, as compared to $0.23 for the same period in 2004.

The reported earnings and balance sheet figures for the three and nine months ended September 30, 2004 do not include those of Allaire Community Bank which combined with Central Jersey Bancorp on January 1, 2005. Per share earnings have been adjusted for both periods to reflect the six-for-five stock split, in the form of a stock dividend, for shareholders of record on July 15, 2004 and the two-for-one stock split, in the form of a stock dividend, for shareholders of record on June 15, 2005.

Total assets of $498.6 million at September 30, 2005 were comprised primarily of $725,000 in federal funds sold, $138.1 million in investment securities, $288.0 million in net loans, $2.1 million in residential loans held for sale and $23.3 million in cash and due from banks as compared to total assets of $254.1 million at December 31, 2004, which primarily consisted of $9.4 million in federal funds sold, $90.2 million in investment securities, $139.7 million in net loans and $9.2 million in cash and due from banks. Total assets at September 30, 2005 were funded primarily through deposits totaling $410.8 million, a 76.4% increase over the December 31, 2004 deposit total of $232.9 million, due primarily to the combination with Allaire Community Bank.

At September 30, 2005, non-accrual loans totaled $80,000 as compared to $128,000 at December 31, 2004. Loans totaling $37,000 were ninety days or greater past due and still accruing interest at September 30, 2005 as compared to $16,000 at December 31, 2004. There were three loans totaling $93,000 charged-off for the nine months ended September 30, 2005.

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

For the three and nine months ended September 30, 2005 and 2004

Net Interest Income

Net interest income for Central Jersey Bancorp was $4.3 million for the three months ended September 30, 2005, as compared to $2.1 million for the same period in 2004. Net interest income for the three months ended September 30, 2005 was comprised primarily of $17,000 in interest on federal funds sold and due from banks, $4.8 million in interest on loans, $1.5 million in interest on securities, less interest expense on deposits of $1.8 million, interest expense on borrowed funds of $71,000 and interest expense of $88,000 on subordinated debentures; whereas net interest income for the three months ended September 30, 2004 was comprised primarily of $25,000 in interest on federal funds sold and due from banks, $2.1 million in interest on loans and $841,000 in interest on securities, less interest expense on deposits of $751,000, interest expense on borrowed funds of $5,000 and interest expense of $63,000 on subordinated debentures.

Net interest income for Central Jersey Bancorp was $13.0 million for the nine months ended September 30, 2005, as compared to $6.3 million for the same period in 2004. Net interest income for the nine months ended September 30, 2005 was comprised primarily of $42,000 in interest on federal funds sold and due from banks, $13.5 million in interest on loans, $4.7 million in interest on securities, less interest expense on deposits of $4.6 million, interest expense on borrowed funds of $336,000 and interest expense of $244,000 on subordinated debentures; whereas net interest income for the nine months ended September 30, 2004 was comprised primarily of $56,000 in interest on federal funds sold and due from banks, $5.9 million in interest on loans and $2.4 million in interest on securities, less interest expense on deposits of $2.0 million, interest expense on borrowed funds of $16,000 and interest expense of $124,000 on subordinated debentures.

Interest income for the three months ended September 30, 2005, was $6.3 million, as compared to $3.0 million for the three months ended September 30, 2004. The $3.3 million, or 110.0%, increase in interest income was due primarily to the combination with Allaire Community Bank. The yield on interest-earning assets increased to 5.82% for the three months ended September 30, 2005, as compared to 4.90% for the same prior year period due primarily to higher yielding investment securities residing on the balance sheet of Allaire Community Bank and the increase in the prime rate of interest. Average interest-earning assets, which were 86.9% of average total assets totaled $427.2 million for the three months ended September 30, 2005, and were comprised primarily of $281.3 million in loans, $139.4 million in investment securities, $2.3 million in federal funds sold and $4.2 million in other interest bearing deposits.

Interest income for the nine months ended September 30, 2005, was $18.2 million, as compared to $8.4 million for the nine months ended September 30, 2004. The $9.8 million, or 116.7%, increase in interest income was due primarily to the combination with Allaire Community Bank. The yield on interest-earning assets increased to 5.72% for the nine months ended September 30, 2005, as compared to 4.91% for the same prior year period due primarily to higher yielding investment securities residing on the balance sheet of Allaire Community Bank and the increase in the prime rate of interest. Average interest-earning assets, which were 87.4% of average total assets, totaled $422.0 million for the nine months ended September 30, 2005, and were comprised primarily of $270.4 million in loans, $146.9 million in investment securities, $2.6 million in federal funds sold and $2.1 million in other interest bearing deposits.

Interest expense for the three months ended September 30, 2005, was $2.0 million, as compared to $819,000 for the three months ended September 30, 2004. The increase was due to interest expense on deposits which increased to $1.8 million for the three months ended September 30, 2005 as compared to $751,000 for the same prior year period due primarily to the combination with Allaire Community Bank and an increase in the cost of interest-bearing deposits to 2.26% for the three months ended September 30, 2005, as compared to 1.51% in the same prior year period. Average interest-bearing deposits were $319.8 million for the three months ended September 30, 2005, as compared to $197.1 million for the same prior year period. Average interest-bearing deposits for the three months ended September 30, 2005 were comprised of $121.6 million in interest-bearing demand and money market accounts, $65.5 million in savings accounts and $132.7 million in term accounts. Interest expense associated with borrowings and subordinated debentures totaled $71,000 and $88,000, respectively, for the three months ended September 30, 2005, as compared to $5,000 and $63,000, respectively, for the same prior year period.

Interest expense for the nine months ended September 30, 2005, was $5.2 million, as compared to $2.1 million for the nine months ended September 30, 2004. The increase was due to interest expense on deposits which increased to $4.6 million for the nine months ended September 30, 2005 as compared to $2.0 million for the same prior year period due primarily to the combination with Allaire Community Bank and an increase in the cost of interest-bearing deposits to 2.00% for the nine months ended September 30, 2005, as compared to 1.40% in the same prior year period. Average interest-bearing deposits were $309.1 million for the nine months ended September 30, 2005, as compared to $188.7 million for the same period in the prior year. Average interest-bearing deposits for the nine months ended September 30, 2005 were comprised of $111.8 million in interest-bearing demand and money market accounts, $74.5 million in savings accounts and $122.8 million in term accounts. Interest expense associated with borrowings and subordinated debentures totaled $336,000 and $244,000, respectively, for the nine months ended September 30, 2005, as compared to $16,000 and $124,000, respectively, for the same prior year period.

Provision for Loan Losses

For the three months ended September 30, 2005, Central Jersey Bancorp's provision for loan losses was $36,000, as compared to $60,000 for the same prior year period. There were no significant changes in loan portfolio composition, asset quality, or credit delinquencies that impacted the allowance for loan losses during the three months ended September 30, 2005, as compared to the same period in 2004.

For the nine months ended September 30, 2005, Central Jersey Bancorp's provision for loan losses was $215,000, as compared to $188,000 for the same prior year period. The increase in the provision for loan losses for the nine months ended September 30, 2005 was commensurate with the growth in the loan portfolio as compared to the same period in 2004. There were no significant changes in loan portfolio composition, asset quality, or credit delinquencies that impacted the allowance for loan losses during the nine months ended September 30, 2005, as compared to the same period in 2004.

Non-Interest Income

Non-interest income was $423,000 for the three months ended September 30, 2005, as compared to $227,000 for the same period in 2004. The increase is due primarily to the combination with Allaire Community Bank. Service charges on deposit accounts totaled $395,000 for the three months ended September 30, 2005, as compared to $226,000 for the same period in 2004. The cash surrender value of life insurance increased by $28,000 thousand for the three months ended September 30, 2005.

Non-interest income was $1.2 million for the nine months ended September 30, 2005, as compared to $639,000 for the same period in 2004. The increase is due primarily to the combination with Allaire Community Bank. Service charges on deposit accounts totaled $1.1 million for the nine months ended September 30, 2005, as compared to $620,000 for the same period in 2004. The cash surrender value of life insurance increased by $84,000 thousand for the nine months ended September 30, 2005.

Non-Interest Expense

Non-interest expense was $3.7 million for the three months ended September 30, 2005, as compared to $1.8 million for the same period in 2004. The period increase was due primarily to the combination with Allaire Community Bank. Non-interest expense generally includes costs associated with employee salaries and benefits, occupancy expenses, data processing fees, professional fees and other operating expenses.

Non-interest expense was $11.0 million for the nine months ended September 30, 2005, as compared to $5.2 million for the same period in 2004. The period increase was due primarily to the combination with Allaire Community Bank. As a result of the combination with Allaire Community Bank, full-time equivalent employees totaled 152 at September 30, 2005 as compared to 82.5 at December 31, 2004.

The table below present's non-interest expense, by major category, for the three and nine months ended September 30, 2005 and 2004 (in thousands):

                                              Three months ended         Nine months ended
                                                September 30,              September 30,
Non-Interest Expense                        2005          2004           2005          2004
--------------------                        ----          ----           ----          ----
Salaries and employee benefits             $ 1,833       $   920       $ 5,454       $ 2,666
Net occupancy expenses                         432           212         1,339           612
Outside service fees                           309           143           805           394
Data processing fees                           204           148           729           418
Core deposit intangible amortization           172            --           516            --
Audit and tax fees                              99            28           257            86
Printing, stationery, and supplies              90            54           200           133
Advertising and marketing expenses              67            63           161           179
Legal fees and expenses                         30            25           109            67
Other operating expenses                       467           215         1,448           684
                                           -------       -------       -------       -------
      Total                                $ 3,703       $ 1,808       $11,018       $ 5,239
                                           =======       =======       =======       =======

Income Tax Expense

For the three months ended September 30, 2005, income tax expense was $361,000 on net income before taxes of $1.0 million, resulting in an effective tax rate of 35.60%, as compared to income tax expense of $203,000 on net income before taxes of $502,000 for the same period in 2004, resulting in an effective tax rate of 40.44%. The decrease in the tax effective rate is primarily due to the tax exempt interest income.

For the nine months ended September 30, 2005, income tax expense was $1.1 million on net income before taxes of $2.9 million, resulting in an effective tax rate of 35.94%, as compared to income tax expense of $584,000 on net income before taxes of $1.5 million for the same period in 2004, resulting in an effective tax rate of 39.12%. The decrease in the tax effective rate is primarily due to the tax exempt interest income.

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, due from banks, and federal funds sold. At September 30, 2005, cash and cash equivalents were $24.1 million, an increase of $5.5 million, or 29.6%, over the pre-combination December 31 2004 total of $18.6 million. Effective January 1, 2005, the combination with Allaire Community Bank increased cash and cash equivalents by $6.9 million. On a combined basis on January 1, 2005, total cash and cash equivalents were $26.0 million, which was $1.9 million, or 7.9%, greater than the September 30, 2005 total of $24.1 million. The decrease in cash and cash equivalents was due primarily to funding loan growth.

Investment Portfolio

Investments totaled $138.1 million at September 30, 2005, an increase of $47.9 million, or 53.1%, over the December 31, 2004 total of $90.2 million. Effective January 1, 2005, the combination with Allaire Community Bank increased investment securities by $65.7 million. On a combined basis at January 1, 2005, total investment securities were $155.9 million, which was $17.8 million, or 12.9%, greater than the September 30, 2005 total of $138.1 million. The Company's investment portfolio decreased during the nine months ended September 30, 2005 as a result of principal pay downs on mortgage-backed securities totaling $9.0 million and called investment securities totaling $8.8 million. The proceeds were used to fund loan growth. This resulted in an available for sale portfolio balance of $115.0 million at September 30, 2005, an increase of $41.3 million, or 56.0%, over the December 31, 2004 total of $73.7 million. The held to maturity portfolio of $23.1 million at September 30, 2005, reflected an increase of $6.6 million, or 40.0%, from the December 31, 2004 total of $16.5 million, due primarily to the combination with Allaire Community Bank. There were no investment securities purchased during the nine months ended September 30, 2005.

Loan Portfolio

Loans held for sale during the nine months ended September 30, 2005 amounted to $2.1 million, as compared to no loans held for sale at December 31, 2004. The reason for the increase is due primarily to the commencement of a residential loan department and the ensuing origination of residential mortgages held for sale.

Loans, net of the allowance for loan losses, closed the nine months ended September 30, 2005 at $288.0 million, an increase of $148.3 million, or 106.2%, over the $139.7 million balance at December 31, 2004. Effective January 1, 2005, the combination with Allaire Community Bank increased net loans by $119.4 million. On a combined basis at January 1, 2005, total net loans were $259.1 million, which was $28.9 million, or 11.2%, lower than the September 30, 2005 total of $288.0 million. The increase in net loans during the nine months ended September 30, 2005 was the result of loan portfolio growth.

The allowance for loan losses, which began the year at $1.64 million, or 1.16% of total loans, was $2.96 million at September 30, 2005, with the allowance for loan losses ratio at 1.02%. The increase in the allowance for loan losses was as a result of the combination with Allaire Community Bank and loan growth. There were three loans totaling $93,000 charged-off during the nine months ended September 30, 2005.

Non-performing Loans

A loan is considered to be non-performing  if it (1) is on a non-accrual  basis,
(2) is past due ninety days or more and still accruing interest, or (3) has been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial position of the borrower. A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only where it is both adequately secured as to principal and is in the process of collection. Central Jersey Bancorp at September 30, 2005 had non-performing loans totaling $80,000 as compared to non-performing loans totaling $144,000 at December 31, 2004.

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

As of September 30, 2005, total loans on the watch list had a balance of $3.1 million, as compared $4.5 million at December 31, 2004.

Allowance for Loan Losses and Related Provision

The provision for loan losses for the three and nine months ended September 30, 2005 was $36,000 and $215,000, respectively, as compared to $60,000 and $188,000, respectively, for the same periods in 2004. The increase was the result of the $28.9 million in loan growth that occurred during the nine months ended September 30, 2005. There were no significant changes in loan portfolio composition, asset quality, or credit delinquencies that impacted the allowance for loan losses during the nine months ended September 30, 2005, as compared to the same period in 2004.

Loan portfolio composition remained consistent at September 30, 2005, as compared to December 31, 2004, with commercial loans comprising 84%, of total loans outstanding at the end of each period. In addition, Central Jersey Bancorp had two non-accrual loans at September 30, 2005 totaling $80,000, as compared to non-accrual loans of $128,000 at December 31, 2004. Net loans outstanding totaled $288.0 million at September 30, 2005, as compared to $139.7 million at December 31, 2004, an increase of $148.3 million, or 106.2%, due primarily to the combination with Allaire Community Bank. The allowance for loan losses increased to $2.96 million, or 1.02% of total gross loans, at September 30, 2005, as compared to $1.64 million, or 1.16% of total gross loans, at December 31, 2004.

Deposits

One of Central Jersey Bancorp's primary strategies is the accumulation and retention of core deposits. Core deposits are defined as all deposits with the exception of certificates of deposits in excess of $100,000. Deposits at September 30, 2005 totaled $410.8 million, an increase of $177.9 million, or 76.4%, over the December 31, 2004 total of $232.9 million. Effective January 1, 2005, the combination with Allaire Community Bank increased deposits by $170.0 million. On a combined basis at January 1, 2005, total deposits were $402.9 million, which was $7.9 million, or 2.0%, lower than the September 30, 2005 total of $410.8 million. Core deposits as a percentage of total deposits were 82.9% and 77.1%, respectively, at September 30, 2005 and December 31, 2004.

Borrowings

Other borrowings were $18.8 million at September 30, 2005, as compared to no borrowings at December 31, 2004. These borrowings, which are short-term in nature, were used to fund balance sheet growth during the nine months ended September 30, 2005. Effective January 1, 2005, the combination with Allaire Community Bank increased borrowings to $14.9 million, which was $3.9 million, or 26.2%, lower than the September 30, 2005 total of $18.8 million. The increase in borrowings was primarily attributable to loan growth that occurred during the nine months ended September 30, 2005.

Liquidity and Capital Resources

Liquidity defines the ability of the Company to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank's asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements. Since inception, cash on hand and loan and investment amortizations primarily met the liquidity needs of the Company. The Company invests funds not needed for operations (excess liquidity) primarily in daily federal funds sold. The available for sale portfolio of Central Jersey

Bank, N.A. serves as a secondary source of liquidity. The market value of that portfolio was $115.0 million at September 30, 2005, and $73.7 million at December 31, 2004.

It has been the experience of the Company that the deposit base, both core (defined as transaction accounts and term deposits less than $100,000) and non-core (defined as term deposits $100,000 or greater), are primarily relationship driven and not highly sensitive to changes in interest rates. However, adequate sources of reasonably priced on-balance sheet funds such as overnight federal funds sold, Federal Home Loan Bank advances, due from banks and short-term investments maturing in less than one year must be continually accessible for times of need. This is accomplished primarily by the daily monitoring of certain accounts for sufficient balances to meet future loan commitments as well as measuring the liquidity position of Central Jersey Bank, N.A. on a monthly basis.

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

Central Jersey Bank, N.A. is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Central Jersey Bank, N.A. must meet specific capital guidelines that involve quantitative measures of the bank subsidiary's assets, liabilities and certain off-balances sheet items as calculated under regulatory accounting practices. Central Jersey Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Central Jersey Bank, N.A. to maintain minimum amounts and ratios (set forth in the table on the next page) of total capital and Tier I Capital to risk weighted assets and of Tier I Capital to average assets (leverage ratio). We believe that, as of September 30, 2005, Central Jersey Bank, N.A. met all capital adequacy requirements to which it is subject.

The actual capital ratios of Central Jersey Bancorp and its bank subsidiary, Central Jersey Bank, N.A. at September 30, 2005 and December 31, 2004 are presented in the following table:

                                             Tier I                         Tier I
                                           Capital to                     Capital to                   Total Capital to
                                      Average Assets Ratio              Risk Weighted                    Risk Weighted
                                        (Leverage Ratio)                 Asset Ratio                      Asset Ratio
                                 September 30,   December 31,    September 30,   December 31,     September 30,   December 31,
                                     2005            2004            2005            2004             2005             2004
                                 -------------   ------------    -------------   ------------     -------------   ------------
Central Jersey Bancorp               8.01%           8.23%           11.05%          12.82%          11.95%           13.82%
Central Jersey Bank N.A.             8.10%           8.23%           11.30%          12.82%          12.20%           13.82%

"Adequately capitalized"
institution (under Federal
regulations)                         4.00%           4.00%           4.00%           4.00%            8.00%           8.00%

"Well capitalized" institution
(under Federal regulations)          5.00%           5.00%           6.00%           6.00%           10.00%           10.00%

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, who concluded that the Company's disclosure controls and procedures are effective. The Company's Internal Auditors also participated in this evaluation. As a result of the combination with Allaire Community Bank, the Company has adopted, effective January 1, 2005, Allaire Community Bank's internal control over financial reporting as it relates to the operations of Allaire Community Bank through August 19, 2005, the date Allaire Community Bank and Monmouth Community Bank combined to form Central Jersey Bank, N.A. During the Company's last fiscal quarter, there has been no change in the Company's bank subsidiaries' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                    Central Jersey Bancorp
                                    Registrant


DATE: November 14, 2005             /s/ James S. Vaccaro
                                    --------------------------------------------
                                    James S. Vaccaro
                                    President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


DATE: November 14, 2005             /s/ Anthony Giordano, III
                                    --------------------------------------------
                                    Anthony Giordano, III
                                    Executive Vice President, Chief Financial
                                    Officer, Treasurer and Assistant Secretary
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