Form 10-K
period 2005-12-31
CENTRAL JERSEY BANCORP
filed 2006-03-16
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                                   (Mark One)

      |x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2005

                                       OR

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______________ to ______________

                         Commission file number 0-49925

                             CENTRAL JERSEY BANCORP
          ------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  New Jersey                              22-3757709
      -----------------------------------   ------------------------------------
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)

      627 Second Avenue, Long Branch, New Jersey               07740
      ------------------------------------------          ---------------
      (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:    (732) 571-1300
                                                         -----------------------

      Securities registered under Section 12(b) of the Act: None
                                                            ----

      Securities registered under Section 12(g) of the Act:

                          Common Stock, par value $0.01
                  --------------------------------------------
                                (Title of class)

      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer |_|

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      As of June 30, 2005, the aggregate market value of the Registrant's common stock held by non-affiliates was approximately $100,051,072.

      As of March 10, 2006, 7,825,314 shares of the Registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 25, 2006. The Proxy Statement will be filed with the Securities and Exchange Commission by April 30, 2006.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
                -------------------------------------------------

      Certain information included in this Annual Report on Form 10-K and other filings of the Registrant under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as information communicated orally or in writing between the dates of such filings, contains or may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the effect of governmental regulation on Central Jersey Bank, N.A., a nationally chartered commercial bank and wholly-owned subsidiary of the Registrant, the availability of working capital, the cost of personnel and the competitive markets in which Central Jersey Bank, N.A. operates.

      In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Annual Report on Form 10-K.

                             CENTRAL JERSEY BANCORP

                               INDEX TO FORM 10-K
                               ------------------

PART I                                                                                 PAGE
------                                                                                 ----
Item 1.      Business.....................................................................1

Item 1A.     Risk Factors................................................................13

Item 1B.     Unresolved Staff Comments...................................................18

Item 2.      Properties..................................................................18

Item 3.      Legal Proceedings...........................................................19

Item 4.      Submission of Matters to a Vote of Security Holders.........................19

PART II
-------

Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters
             and Issuer Purchases of Equity Securities...................................19

Item 6.      Selected Financial Data.....................................................21

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................................23

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..................44

Item 8.      Financial Statements and Supplementary Data.................................45

Item 9.      Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure....................................................45

Item 9A.     Controls and Procedures.....................................................45

Item 9B.     Other Information...........................................................47

PART III
--------

Item 10.*    Directors and  Executive Officers of the Registrant.........................48

Item 11.*    Executive Compensation......................................................48

Item 12.*    Security Ownership of Certain Beneficial Owners and Management and
             Related Stockholder Matters.................................................48

Item 13.*    Certain Relationships and Related Transactions..............................48

Item 14.*    Principal Accountant Fees and Services......................................48

Item 15.     Exhibits and Financial Statement Schedules..................................48

Signatures   ............................................................................50

* The information required under this Item is contained in the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 25, 2006, and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission by April 30, 2006.

                                     PART I

Item 1. Business
        --------

Business Development

      Central Jersey Bancorp is a bank holding company headquartered in Long Branch, New Jersey. The holding company was incorporated in New Jersey on March 7, 2000, and became an active bank holding company on August 31, 2000 through the acquisition of Monmouth Community Bank, National Association. On January 1, 2005, Central Jersey Bancorp completed its strategic business combination transaction with Allaire Community Bank, a New Jersey state-chartered bank, pursuant to which Allaire Community Bank became a wholly-owned bank subsidiary of Central Jersey Bancorp. On the effective date of the combination, the name of the holding company was changed from Monmouth Community Bancorp to Central Jersey Bancorp. In addition, as a part of the combination, each outstanding share of common stock of Allaire Community Bank was exchanged for one share of Central Jersey Bancorp common stock. Consequently, 3,992,280 shares of common stock of Central Jersey Bancorp were issued to the stockholders of Allaire Community Bank.

      In August of 2005, Central Jersey Bancorp combined its two bank subsidiaries, Monmouth Community Bank, N.A. and Allaire Community Bank, into a single banking entity, named Central Jersey Bank, National Association. Central Jersey Bank, N.A. offers a full range of retail and commercial banking services primarily to customers located in Monmouth County and Ocean County, New Jersey. These services include checking accounts, savings accounts, money market accounts, certificates of deposit, installment loans, real estate mortgage loans, commercial loans, wire transfers, money orders, traveler's checks, safe deposit boxes, night depositories, federal payroll tax deposits, bond coupon redemption, bank by mail, direct deposit, automated teller services and telephone and internet banking. Central Jersey Bank, N.A. has debit card, merchant card and international services available to its customers through correspondent institutions. Central Jersey Bank, N.A. currently has fourteen full-service branch facilities located in Belmar, Bradley Beach, Long Branch
(2), Manasquan, Point Pleasant, Spring Lake Heights, Little Silver, Neptune, Neptune City (2), Ocean Grove, and Wall Township (2), New Jersey.

      Central Jersey Bank, N.A. is a national association chartered by the Office of the Comptroller of the Currency ("OCC"). The deposits of the bank subsidiary are insured by the Federal Deposit Insurance Corporation ("FDIC"). Central Jersey Bank, N.A. provides a broad range of financial products and services to individual consumers, small businesses and professionals in the market to which it serves. When a customer's loan requirements exceed Central Jersey Bank, N.A.'s lending limit, the bank subsidiary may seek to arrange such loan on a participation basis with other financial institutions. In addition, Central Jersey Bank, N.A. participates in loans originated by other financial institutions.

Business Strategy

      Central Jersey Bancorp's strategy is to provide a competitive range of community banking services to its market area, in a professional environment, at fair and reasonable prices, at convenient operating hours, with a commitment to prompt, quality and highly personalized service, which are both efficient and responsive to local needs. Service to customers and a commitment to the community are the basic and distinguishing features offered by Central Jersey Bank, N.A., Central Jersey Bancorp's bank subsidiary. Management believes there is a continuing need and significant market demand for a local bank to provide personalized service that is responsive to local community needs and managed by experienced personnel.

Market Area

      Central Jersey Bank, N.A. currently operates fourteen full-service branch facilities located in Belmar, Bradley Beach, Long Branch (2), Manasquan, Point Pleasant, Spring Lake Heights, Neptune City (2), Little Silver, Ocean Grove, Neptune and Wall Township (2), New Jersey. Except for the Point Pleasant branch, located in Ocean County, New Jersey, each branch is within Monmouth County, New Jersey, the sixth largest county in the State of New Jersey. The individual branch locations provide a great deal of exposure and are well-situated to conveniently serve businesses, professionals and individuals throughout Central Jersey Bancorp's market area.

      Commercial activity within Central Jersey Bancorp's market area includes small and medium sized businesses, corporate offices, professional offices, major retail centers, resort and recreational businesses along the nearby oceanfront, as well as numerous industrial establishments specializing in light manufacturing, baking products, rubber and plastic products, surgical and medical devices, electronics and telecommunications. In addition, the market area contains a variety of major employers, including Monmouth Medical Center, Jersey Shore University Medical Center and Monmouth University.

Services Offered

      Central Jersey Bancorp's bank subsidiary is community oriented and offers services and products designed to meet the needs of local individuals, businesses and professionals. Business people and professionals are offered a broad spectrum of deposit and loan products designed to satisfy their occupational and personal financial needs. In addition, Central Jersey Bank, N.A. provides a broad array of consumer banking services to the general public residing or working in the market area to which it serves.

Deposits. In order to attract and retain stable deposit relationships with the commercial establishments and other businesses within our market area, Central Jersey Bank, N.A. offers competitive small business cash management services. We believe that the expertise and experience of our management coupled with the introduction of new technologies enables Central Jersey Bank, N.A. to maximize the growth of business related deposits. The primary deposit services of Central Jersey Bank, N.A. offered to non-business customers are comprised of demand deposits, savings deposits (including money markets), time deposits and individual retirement accounts.

Loans. Central Jersey Banks N.A.'s loan portfolio consists primarily of variable-rate and short-term fixed rate loans, with a significant concentration in commercial purpose transactions. We believe that the familiarity of management and the members of our board of directors appointed to the loan committees of Central Jersey Bank, N.A. with prospective local borrowers enables Central Jersey Bank, N.A. to better evaluate the character, integrity and creditworthiness of prospective borrowers.

Residential Mortgage Loans. In order to effectively penetrate the mortgage market, Central Jersey Bank, N.A. offers a range of residential mortgage products at competitive rates. Central Jersey Bank, N.A. sells its residential mortgage production to government agencies and private investors in order to manage interest rate risk and liquidity. Management believes that our policy of closing loans in a time frame that meets the needs of our borrowers is important to our business.

Commercial Mortgage/Construction Loans. Central Jersey Bank, N.A. originates various types of loans secured with real estate, including construction loans. Central Jersey Bank, N.A.'s loan officers work closely with real estate developers, individual builders and attorneys to offer construction loans and services to the residential real estate market as well as to owner-occupied commercial properties and investment properties. Construction lending constitutes a minor portion of the loan portfolio. In some cases, Central Jersey Bank, N.A. may originate loans larger than its lending or policy limits and will participate these loans with other financial institutions.

Consumer Lending. Central Jersey Bank, N.A. offers retail customers consumer loan services including secured and unsecured personal loans, home equity loans, lines of credit and auto loans.

Small Business Loans. Central Jersey Bank, N.A. generally targets businesses with annual revenues of less than $25,000,000. Often, these businesses are ignored by the larger lending institutions and have experienced the negative effects of the bank consolidations. Central Jersey Bank, N.A. offers responsiveness, flexibility and local decision-making for loan applications of small business owners, thereby eliminating the delays generally associated with non-local management. Central Jersey Bank, N.A. may participate in the future in Small Business Administration (SBA) programs, and currently participates in programs offered through the New Jersey Economic Development Authority. As an independent community bank, Central Jersey Bank, N.A. serves the special needs of professionals in the legal, medical, accounting, insurance and real estate industries. Lines of credit, term loans and time loans are tailored to meet the needs of our customers in the professional community.

Other Services. To further attract and retain customer relationships, Central Jersey Bank, N.A. provides an expanded array of financial services, including the following: the issuance of money orders, treasurer checks, certified checks and gift checks, wire transfers, U.S. Savings Bonds sales and redemptions, debit cards, U.S. Treasury Bills, notes and bonds, MAC card memberships, federal payroll tax deposits, safe deposit boxes, traveler's checks, night depositories, bond coupon redemptions, bank-by-mail, direct deposit, business sweep accounts, automated teller machines and telephone and internet banking. Central Jersey Bank, N.A. offers a variety of personal and business credit cards. These credit cards are underwritten and managed by one or more third party unaffiliated banking organizations. Central Jersey Bank, N.A. also maintains coin counting machines, for the convenience of its customers, in each of its branch offices.

Competition

      The banking business in New Jersey is very competitive. Central Jersey Bank, N.A. competes for deposits and loans with existing New Jersey and out-of-state financial institutions which have longer operating histories, larger capital reserves and more established customer bases. Central Jersey Bank, N.A.'s competition includes large financial service companies and other entities, in addition to traditional banking institutions such as savings and loan associations, savings banks, commercial banks, internet banks and credit unions. Such competition includes community banks, with banking philosophies similar to those of Central Jersey Bank, N.A., which are located within or near the market area served by us.

      Central Jersey Bank, N.A.'s larger competitors have a greater ability than our bank subsidiary to finance wide ranging advertising campaigns through their greater capital resources. Marketing efforts to introduce prospective customers to our bank subsidiary depend heavily upon referrals from our board of directors, advisory boards, management and shareholders, selective advertising in local media and direct mail solicitations. Central Jersey Bank, N.A. competes for business principally on the basis of high quality, personal service to customers, customer access to bank decision makers and competitive interest rates and fees.

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

Employees

      George W. Callas (Chairman of the Board), Carl F. Chirico (Vice-Chairman of the Board), James S. Vaccaro (President and Chief Executive Officer), Robert
S. Vuono (Senior Executive Vice President, Chief Operating Officer and Secretary), and Anthony Giordano, III (Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary) currently are the executive officers of the holding company, Central Jersey Bancorp, and its banking subsidiary, Central Jersey Bank, N.A. Except for Mr. Vuono and Robert K. Wallace (Executive Vice President of Lending), none of the officers of Central Jersey Bancorp or Central Jersey Bank, N.A. has an employment agreement. Including the aforementioned officers, Central Jersey Bancorp had a total of 152 full time equivalent employees as of March 10, 2006.

Holding Company Operations

      Central Jersey Bancorp serves as the holding company for Central Jersey Bank, N.A. The holding company has no assets or liabilities other than its investment in Central Jersey Bank,

N.A and its participation in MCBK Capital Trust I, a Delaware statutory business trust and a wholly-owned, unconsolidated subsidiary of the holding company which was formed in March 2004. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Guaranteed Preferred Beneficial Interest in the Central Jersey Bancorp Subordinated Debt." The holding company does not conduct, nor does management believe that it will conduct, any business. All banking products and services are, and will be, provided by Central Jersey Bancorp's bank subsidiary. Moreover, on March 9, 2004, Monmouth Community Bank, N.A., the original banking subsidiary of Central Jersey Bancorp, formed MCB Investment Company, a New Jersey corporation. For state tax purposes, MCB Investment Company was formed to hold and invest in securities in support of Monmouth Community Bank, N.A. Further, on January 10, 2001, Allaire Community Bank, a former bank subsidiary of Central Jersey Bancorp that was combined with Monmouth Community Bank, N.A. to form Central Jersey Bank, N.A. in August 2005, formed Allaire Investment Co., Inc., a New Jersey corporation, for the same purposes that Monmouth Community Bank, N.A. formed MCB Investment Company. Central Jersey Bancorp combined the two New Jersey investment subsidiaries effective January 1, 2006. The name of the combined investment subsidiary is CJB Investment Corp.

Government Regulation

      Central Jersey Bancorp and its subsidiaries, including Central Jersey Bank, N.A., operate within a system of banking laws and regulations intended to protect bank customers and depositors. These laws and regulations govern the permissible operations and management, activities, reserves, loans and investments of Central Jersey Bancorp and its subsidiaries. In addition, Central Jersey Bancorp is subject to federal and state securities laws and general federal laws and regulations. Central Jersey Bancorp and its non-bank subsidiary also are subject to the corporate laws and regulations of their respective states of incorporation. The following descriptions summarize the key banking and other laws and regulations to which Central Jersey Bancorp and Central Jersey Bank, N.A. are subject. These descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations discussed. Future changes in these laws and regulations, or in the interpretation and application thereof by their administering agencies, cannot be predicted, but could have a material effect on the business and results of Central Jersey Bancorp and its subsidiaries.

      Central Jersey Bancorp is a bank holding company under the Federal Bank Holding Company Act of 1956, as amended by the 1999 financial modernization legislation known as the Gramm-Leach-Bliley Act, and is subject to the supervision of the Board of Governors of the Federal Reserve System. In general, the Bank Holding Company Act limits the business of bank holding companies to banking, managing or controlling banks, and performing certain servicing activities for subsidiaries and, as a result of the Gramm-Leach-Bliley Act amendments to the Bank Holding Company Act, would permit bank holding companies that are also designated as "financial holding companies" to engage in any activity, or acquire and retain the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the OCC or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as determined by the Federal Reserve Board). In order for a bank holding company to engage in the broader range of activities that are permitted by the Bank Holding Company Act for bank holding companies that are also financial holding companies, upon satisfaction of certain regulatory criteria, the bank holding company must file a declaration with the Federal Reserve Board that it elects to be a financial holding company. Central Jersey Bancorp does not intend to seek a financial holding company designation at this time, and does not believe that the current decision not to seek a financial holding company designation will adversely affect its ability to compete in its chosen markets. Central Jersey Bancorp does not believe that seeking such a designation would position it to compete more effectively in the offering of its current products and services.

      Central Jersey Bank, N.A., the banking subsidiary of Central Jersey Bancorp, is a national association, and is subject to the regulation, supervision and examination of the OCC. In addition, as a national bank, Central Jersey Bank, N.A. was required to become a member bank of the Federal Reserve Bank of New York, and is subject to examination and regulation by the Board of Governors of the Federal Reserve System. The Federal Reserve Board regulates aspects of activities conducted by Central Jersey Bancorp and its subsidiaries, as discussed below.

Dividend Restrictions

      Central Jersey Bancorp and its subsidiaries are separate legal entities whose finances are in some ways interconnected. Central Jersey Bancorp's principal source of funds to fulfill its guarantee of trust preferred securities issued by CJB Investment Corp. or to pay cash dividends on its common stock, if such dividends were to be declared, is from cash dividends paid to it by Central Jersey Bank, N.A. Certain federal statutes and regulations limit the payment of dividends to Central Jersey Bancorp by its bank subsidiary without regulatory approval.

      As a national bank, Central Jersey Bank, N.A. must obtain prior approval from the OCC to pay a cash dividend if the total of all cash dividends declared by Central Jersey Bank, N.A. in any calendar year would exceed Central Jersey Bank, N.A.'s net profits for that year, combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus. Additionally, Central Jersey Bank, N.A. may not declare dividends in excess of net profits on hand, after deducting the amount by which the principal amount of all loans on which interest is past due for a period of six months or more exceeds the reserve for credit losses.

      The payment of dividends is limited further by applicable minimum capital requirements. The Federal Reserve Board and the OCC have issued additional guidelines and policy statements, applicable to Central Jersey Bancorp and Central Jersey Bank, N.A., requiring bank holding companies and national banks to continually evaluate the level of cash dividends in relation to their respective operating income, capital needs, asset quality and overall financial condition, and limiting dividends to payments out of current operating earnings.

      As a insured depository institution, Central Jersey Bank, N.A. is subject to the Federal Deposit Insurance Act which provides that no dividends may be paid by an insured depository institution if it is in arrears in the payment of any insurance assessment due to the FDIC. In addition, under the Federal Deposit Insurance Act, an insured depository institution may not pay any dividend if the institution is undercapitalized or if the payment of the dividend would cause the institution to become undercapitalized, as further discussed below. A payment of dividends that would have the effect of depleting a depository institution's capital base to an inadequate level could constitute an unsafe and unsound practice subject to a cease and desist order.

      Central Jersey Bank, N.A. has never declared any cash dividends and neither Central Jersey Bancorp nor any of its subsidiaries currently contemplates the payment of such dividends in 2006.

Transactions with Affiliates

      Banking laws and regulations impose certain restrictions on the ability of bank holding companies and their non-bank subsidiaries to borrow from and engage in other transactions with their subsidiary banks. Generally, these restrictions require that any extensions of credit must be secured by designated amounts of specified collateral and are limited to (1) 10% of the bank's capital stock and surplus per non-bank affiliated borrower, and (2) 20% of the bank's capital stock and surplus aggregated as to all non-bank affiliated borrowers. In addition, certain transactions with affiliates must be on terms and conditions, including credit standards, at least as favorable to the institution as those prevailing for arms-length transactions. Central Jersey Bank, N.A. also must comply with regulations which restrict loans made to directors, executive officers and principal shareholders of Central Jersey Bancorp and its subsidiaries.

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

      In addition, under the National Bank Act, as amended, if the capital stock of a subsidiary national bank is impaired, by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank's parent company, and to sell the stock of the bank if such assessment is not satisfied within three months to the extent necessary to eliminate the deficiency.

Deposit Insurance

      The Deposit Insurance Fund of the FDIC insures substantially all of the deposits of Central Jersey Bank, N.A., subject to general limits of $100,000 for each insured depositor, and $250,000 for retirement accounts. Insurance of deposits by the FDIC subjects Central Jersey Bank, N.A. to comprehensive regulation, supervision and examination by the FDIC. Central Jersey Bank, N.A. is required, among other things, to pay premium charges to the FDIC for insurance and to maintain a reserve account and liquid assets at levels fixed, from time to time, by the FDIC. In addition, the bank's insured deposits are subject to assessments which may be imposed under the Deposit Insurance Fund Act of 1996 to service interest payable on obligations issued by the Financing Corporation.

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

Capital Adequacy

      The Federal Reserve Board and the OCC have substantially similar risk-based capital and leverage ratio guidelines for banking organizations. These guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of their assets and off-balance sheet financial instruments. Under the risk-based capital and leverage ratio guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. These risk-based capital requirements identify concentration of credit risk, and facilitate management of those risks.

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

      Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the required minimum ratio of Total Capital (the sum of Tier I, Tier II and Tier III capital) to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. The required minimum ratio of Tier I Capital to risk-weighted assets is 4%. At December 31, 2005, Central Jersey Bancorp's ratios of Total Capital and Tier 1 Capital to risk-weighted assets were 11.05% and 10.15%, respectively.

      The Federal Reserve Board also requires bank holding companies to comply with minimum leverage ratio guidelines. The leverage ratio is the ratio of a bank holding company's Tier I Capital (excluding intangibles) to its total assets (excluding intangibles). Bank holding companies normally must maintain a minimum leverage ratio of 4%, unless the bank holding company has the highest supervisory rating or has implemented the Federal Reserve Board's risk-adjusted measure for market risk, in which case its minimum leverage ratio must be 3%. Banking organizations undergoing significant growth or undertaking acquisitions must maintain even higher capital positions. At December 31, 2005, Central Jersey Bancorp's leverage ratio was 7.60%. Central Jersey Bank, N.A. is subject to similar risk-based and leverage capital guidelines, as adopted by the OCC.

      Banking regulators currently are developing proposed revisions to their existing capital adequacy regulations and standards, based on policy guidelines issued by the Basel Committee on Banking Supervision, an international committee of central banks and bank regulators from major industrialized countries. Central Jersey Bank, N.A. is analyzing the potential impact of these proposed revisions on its risk-based capital.

Prompt Corrective Action

      The Federal Deposit Insurance Act requires federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Failure to meet minimum requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on Central Jersey Bancorp's financial condition. Under the Prompt Corrective Action Regulations, Central Jersey Bank, N.A. must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

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

      The Prompt Corrective Action Regulations provide that an institution is "well capitalized" if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater. The institution also may not be subject to an order, written agreement, and capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of a well-capitalized institution. An institution is deemed "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0% (or a leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of a significantly undercapitalized or critically undercapitalized institution. An institution is "significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio of less than 3.0%, or a leverage ratio less than 3.0% and the institution does not meet the definition of a critically undercapitalized institution, and is "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

      At December 31, 2005, Central Jersey Bank, N.A. was "well capitalized" based on the ratios and guidelines noted above. However, the capital categories of the bank are determined solely for the purpose of applying the Prompt Corrective Action Regulations and may not constitute an accurate representation of its overall financial condition or prospects. Additional information on capital amounts and ratios of Central Jersey Bancorp and Central Jersey Bank, N.A. is found in Note (11) to our consolidated financial statements included herein.

Unsafe and Unsound Practices

      Notwithstanding its Prompt Corrective Action category dictated by risk-based capital ratios, the Federal Deposit Insurance Act permits the appropriate bank regulatory agency to reclassify an institution if it determines, after notice and a hearing, that the condition of the institution is unsafe or unsound, or if it deems the institution to be engaging in an unsafe or unsound practice. Under the Financial Institutions Supervisory Act, the OCC has the authority to prohibit national banks from engaging in any activity in the conduct of their business which the OCC believes constitutes an unsafe or unsound practice. The Federal Reserve Board has similar authority with regard to bank holding companies and their non-bank subsidiaries.

The USA PATRIOT Act

      On October 26, 2001, the President signed into law certain comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001. Title III of the USA PATRIOT Act substantially broadened the scope of the U.S. anti-money-laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of implementing regulations which apply various requirements of the USA PATRIOT Act to financial institutions such as Central Jersey Bank, N.A. Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

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

Community Reinvestment Act

      The Federal Community Reinvestment Act requires banks to respond to the full range of credit and banking needs within their communities, including the needs of low and moderate-income individuals and areas. A bank's failure to address the credit and banking needs of all socio-economic levels within its markets may result in restrictions on growth and expansion opportunities for the bank, including restrictions on new branch openings, relocation, formation of subsidiaries, mergers and acquisitions. In the latest CRA examination report with respect to Central Jersey Bank, N.A., dated November 10, 2003, Central Jersey Bank, N.A. received a rating of satisfactory.

Consumer Privacy

      In addition to fostering the development of "financial holding companies," the Gramm-Leach-Bliley Act modified laws relating to financial privacy. The new financial privacy provisions generally prohibit financial institutions, including Central Jersey Bancorp and Central Jersey Bank, N.A., from disclosing or sharing nonpublic personal financial information to third parties for marketing or other purposes not related to transactions, unless customers have an opportunity to "opt out" of authorizing such disclosure, and have not elected to do so. It has never been the policy of Central Jersey Bancorp to release such information except as may be required by law. The Fair Credit Reporting Act also restricts information sharing among affiliates for marketing and other purposes.

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

Sarbanes-Oxley Act of 2002

      On July 30, 2002, the President of the United State signed into law the Sarbanes-Oxley Act of 2002. The stated goals of Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies, both domestic and foreign, that file or is required to file periodic reports with the Securities and Exchange Commission under the Exchange Act.

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

Overall Impact of New Legislation and Regulations

      Various legislative initiatives are from time to time introduced in Congress. It cannot be predicted whether or to what extent the business and condition of Central Jersey Bancorp and its subsidiaries will be affected by new legislation or regulations, and legislation or regulations as yet to be proposed or enacted.

Impact of Monetary Policies

      The earnings of Central Jersey Bank, N.A. will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The monetary policies of the Federal Reserve Board have had, and will likely continue to have, an important impact on the operating results of banks through the Federal Reserve Board's power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve Board has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of, among other things, the discount rate on borrowing of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

Item 1A. Risk Factors

      The following is a discussion of certain significant risk factors that could potentially adversely affect our financial condition and results of operations.

We compete for deposits and loan customers with larger financial institutions whose customer bases are broader and whose lending limits exceed Central Jersey Bank, N.A.'s lending limits. We also compete with similar banks focused on the same markets and customers. Competition costs money, and competition could reduce the number of customers using the banking services provided by us.

      New Jersey is a competitive banking environment. Central Jersey Bank, N.A. competes for deposits and for borrowers with larger and more established in-state and out-of-state financial institutions, including large financial service companies and other entities, in addition to traditional banking institutions such as savings and loan associations, savings banks, commercial banks and credit unions. Because of their greater capitalization and other resources, these older and larger institutions may have competitive advantages resulting from their ability to offer more convenient facilities and higher lending limits. Lending limits are primarily a function of a bank's capital base. Accordingly, larger banks that have much larger capital bases than Central

Jersey Bank, N.A., have lending limits which exceed those of Central Jersey Bank, N.A. Several larger banks with branches in our market area have lending limits which exceed $1 billion. Central Jersey Bank, N.A.'s current lending limit is approximately $6.1 million.

      Central Jersey Bank, N.A. also has community bank competitors with similar goals and business territories. Three community banks have commenced operations within Central Jersey Bank, N.A.'s existing market area since 1996.

      We compete by offering personal, local service and extended hours of operation, but we may also compete by offering lower interest rates and paying more to attract deposits. Because we operate in a highly-competitive market, it is likely that the cost of competing for market share is greater for us than it would be for a small bank in a less competitive market. The cost of our competitive efforts may impact profitability, and we can offer no assurance that any of our competitive efforts will be successful. See "Item 1. Business - Competition."

Use by other banks of advanced banking technologies creates more competition and could result in increased costs to us in our effort to remain current.

      Larger and more established banks may have access to more funding for technological research, development and introduction of new technologies, including internet banking, telephone banking and automated teller machine (ATM) technologies. While Central Jersey Bank, N.A. offers access to each of these technologies to its customers, additional capital investment will be required to keep our technology current. Emerging technologies and innovations in existing technologies make the continuing need to improve a constant challenge. Capital expenditures for enhanced technologies may not represent long-term investments, as these technologies quickly become obsolete. Such expenditures also may reduce our profitability.

Competition for deposits may impact our profitability.

      Deposits represent a source of funds for loans made by banks, and competition for deposits could result in fewer funds available to make loans and to generate other interest-earning opportunities. Other banks may compete more effectively for deposits by offering more convenient depositary locations and by keeping branches open for longer hours. We can pay higher rates of interest to attract deposits, but this reduces Central Jersey Bank, N.A.'s net interest margin. We also can pay more for advertising and other incentives to attract deposits. However, any of these efforts could lower our profit margins, and we can offer no assurance that they will succeed.

Interest rate fluctuations beyond our control influence our profitability. As a result, our financial performance could suffer, despite our best efforts.

      Our profitability depends in large part on the difference between the interest Central Jersey Bank, N.A. pays on funds available to it, and the interest Central Jersey Bank, N.A. earns on funds it makes available to others. The price of funds may depend on many factors beyond our control, including Federal economic, fiscal and monetary policies, and general economic conditions. These factors may be influenced by national and international economic and political trends and events, including inflation, recession, unemployment and international conflicts. Any of these events could trigger an increase in interest rates, which will increase our cost of funds.

      Fluctuations in interest rates paid by Central Jersey Bank, N.A. for funds it needs could affect our operating performance and condition, by affecting the margin or "spread" between what Central Jersey Bank, N.A. pays for funds and what it earns by charging interest to lend funds. Interest rates were recently at historically low levels. However, the Federal Reserve has increased its target for the Federal funds rate several times. If interest rates continue to rise or if the yield curve continues to flatten, and if rates on deposits and borrowings reprice upwards, faster than the rates on loans and investments, Central Jersey Bancorp and Central Jersey Bank, N.A. would experience compression of its interest rate spread and net interest margin, which would have a negative effect on profitability.

Our small market area increases the potential impact of regional economic and other conditions, so that localized problems could have unmitigated consequences for us.

      Our current primary market is coastal Monmouth County, New Jersey. Our branches serve only a portion of this market. Potential problems directly affecting our region, including regional disasters such as floods, or economic problems such as office or plant closings and layoffs, could hinder our growth and hurt our performance, because we may not have branches in unaffected areas to offset localized problems. This could result in losses or make us less profitable.

Our newer relationships with smaller customers, and our smaller overall customer base size, could result in larger loan loss experience.

      To compete with larger lending institutions, we attempt to attract customers seeking new banking relationships. Customers that are not larger businesses or high net-worth individuals may have less capacity to repay loans during economic down-turns or other adverse events. This fact exposes Central Jersey Bank, N.A. to the risk of non-payment or late payment of loans and could result in collection expenses and loan losses. Our experienced lenders and underwriters take into account these considerations, and our strict credit policies, loan approval process and loan monitoring offers additional safeguards. While many of the loans that we approve may be new to our institution, the relationships are known to our staff and have been actively managed by our lenders during their tenure at other financial institutions. However, until our loan portfolio matures, its quality will be difficult to measure, and even after it matures, we can offer no assurance that Central Jersey Bank, N.A. will not incur collection expenses and loan losses.

      Central Jersey Bank, N.A. participates in loans originated by other financial institutions. Central Jersey Bank, N.A. reviews the credit risk associated with its participation in such loans under the same credit policies that it applies to loans it initiates. The application of these policies may reduce, but does not eliminate, the risk of loan losses.

Regulations and regulatory developments may impact our performance by increasing our costs of compliance or increasing competition.

      Central Jersey Bank, N.A. is subject to extensive governmental supervision, regulation and control. Future legislation and government policy could adversely affect lending trends and practices, deposit volume, the operations of Central Jersey Bank, N.A. and the banking industry as a whole. The statutes and regulations governing financial institutions have been substantially modified during recent years, and likely will continue to be the subject of future modification. Changes in the regulations that govern our operations may increase our costs of compliance, and may give rise to industry-wide changes which could result in other cost increases for Central Jersey Bank, N.A.

      For example, many of the recent regulatory changes have increased competition between banks and nonbanks, which now may offer similar products and services. They have also increased merger activity between banks and nonbanks, and elevated customer awareness of differences among competitors in products, services and fees. These changes may result in increased competitive efforts by Central Jersey Bank, N.A., resulting in increased costs to Central Jersey Bank, N.A.

We compete with larger financial institutions for personnel, and we may have difficulties attracting and retaining qualified employees if larger and more profitable banks and other financial institutions offer more compensation and other benefits than we do. Also, we are dependent on certain key employees, whose loss could hinder our development.

      Experienced and service-oriented personnel are important to success in the financial services industry. Our business is managed by a team of executives and officers with substantial experience and community contacts in our market area. We are particularly dependent to a significant degree upon the skill and experience of certain executive officers and skilled employees. In addition, our current staff consists of well-trained, qualified employees. We intend to continue to motivate our existing staff and to hire similarly qualified candidates; however, there can be no assurance that we will be successful in doing so, especially since larger and more profitable banks and other financial institutions generally have greater resources to offer more compensation and other benefits than we do.

Increased emphasis on commercial lending may expose us to increased lending risks.

      At December 31, 2005, $265.3 million, or 85.5% of Central Jersey Bank, N.A.'s total loans consisted of commercial, industrial and commercial real estate loans. This portfolio continues to grow and we intend to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than the one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers as compared to one-to-four- family residential mortgage loans. Also, many of our borrowers have more than one loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose Central Jersey Bank, N.A. to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential loan.

We may not be able to continue to grow our business, which may adversely impact our results of operations.

      During the last five years, our total assets have grown substantially from $118,024 at December 31, 2000 to $514,563 billion at December 31, 2005, through internal growth and the combination with Allaire Community Bank. Our business strategy calls for continued expansion, but we do not anticipate growth to continue at this rate. Our ability to continue to grow depends, in part, upon our ability to open new branch locations, successfully attract deposits to existing and new branches, and identify favorable loan and investment opportunities. In the event that we do not continue to grow, our results of operations could be adversely impacted.

Unmanaged growth may adversely impact our financial results.

      As part of our expansion strategy, we plan to open new branches in our existing and target markets. However, we may be unable to identify attractive locations on terms favorable to us or to hire qualified management to operate the new branches. In addition, the organizational and overhead costs may be greater than we anticipated or we may not be able to obtain the regulatory approvals necessary to open new branches. New branches may take longer than expected to reach profitability, and we cannot assure that they will become profitable. The additional costs of starting new branches may adversely impact our financial results.

      Our ability to manage growth successfully will depend on whether we can continue to fund this growth while maintaining cost controls and asset quality, as well as on factors beyond our control, such as national and regional economic conditions and interest rate trends. If we are not able to control costs and maintain asset quality, such growth could adversely impact our earnings and financial condition.

For our continued growth and possible expansion, we may need to raise additional capital in the future, which may be unavailable or available at terms unacceptable to us.

      Central Jersey Bancorp is required by federal regulatory authorities to maintain adequate levels of capital to support its operations. We may at some point need to raise additional capital to support continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside Central Jersey Bancorp's control, and on its financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If Central Jersey Bancorp cannot raise additional capital when needed, the ability to further expand its operations could be materially impaired.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings would decrease.

      In an attempt to mitigate any loan losses we may incur, we maintain an allowance for loan losses based on, among other things, national and regional economic conditions, and historical loss experience and delinquency trends among loan types. However, we cannot predict loan losses with certainty and we cannot assure you that charge offs in future periods will not exceed the allowance for loan losses. In addition, regulatory agencies, as an integral part of their examination process, review our allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Factors that require an increase in our allowance for loan losses could reduce our earnings.

Our hardware and software systems are vulnerable to damage that could harm our business.

      We rely upon our existing information systems for operating and monitoring all major aspects of our business, including deposit and loan information, as well as various internal management functions. These systems and our operations are vulnerable to damage or interruption from natural disasters, power loss, network failure, improper operation by our employees, security breaches, computer viruses or intentional attacks by third parties. Any disruption in the operation of our information systems could adversely impact our operations, which may affect our results of operations and financial condition.

Item 1B. Unresolved Staff Comments
         -------------------------

      None.

Item 2. Properties
        ----------

Bank Buildings

      The main office and the original branch of Central Jersey Bank, N.A. is located in the City of Long Branch, New Jersey at 627 Second Avenue. On August 1, 2003, Central Jersey Bank, N.A. purchased the land and building of this branch.

Central Jersey Bank, N.A. also leases office space or owns the buildings at the following branch locations:

      o     700 Allaire Road, Spring Lake Heights, New Jersey.

      o     Route 35 and 3rd Avenue, Neptune City, New Jersey.

      o     700 Branch Avenue, Little Silver, New Jersey.

      o     61 Main Avenue, Ocean Grove, New Jersey.

      o     3636 Highway 33, Neptune, New Jersey.

      o     444 Ocean Boulevard, Long Branch, New Jersey.

      o     2200 Highway 35, Sea Girt, New Jersey.

      o     155 Main Street, Manasquan, New Jersey.

      o Shark River Plaza, 300 West Sylvania Avenue, Route 33, Neptune City, New Jersey.

      o     2201 Bridge Avenue, Point Pleasant, New Jersey.

      o     501 Main Street, Bradley Beach, New Jersey.

      o     611 Main Street, Belmar, New Jersey.

      o     Shop Rite Plaza, 2445 Highway 34, Manasquan, New Jersey.

      In addition, Central Jersey Bank, N.A. leases approximately 5,000 square feet of office, storage and conference space at 6 West End Court, Long Branch, New Jersey.

Item 3. Legal Proceedings
        -----------------

      There are no material legal, governmental, administrative or other proceedings pending against Central Jersey Bancorp and Central Jersey Bank, N.A., or to which Central Jersey Bancorp and Central Jersey Bank, N.A. is a party, and to the knowledge of management no such material proceedings are threatened or contemplated.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
        ----------------------------------------------------------------------
        Issuer Purchases of Equity Securities
        -------------------------------------

      The common stock of Central Jersey Bancorp currently trades on the NASDAQ Capital Market under the ticker symbol "CJBK."

      The following table sets forth, for the periods indicated, the high and low last sale information for Central Jersey Bancorp's common stock, as reported on the NASDAQ Capital Market for the period commencing January 1, 2004 through December 31, 2005. Please note that the information set forth below reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions, and has been adjusted to reflect the two-for-one stock split, in the form of a stock dividend, for shareholders of record on June 15, 2005, and the six-for-five stock split, in the form of a stock dividend, for shareholders of record on July 15, 2004.

      Year Ended December 31, 2005                          High          Low
                                                          --------      --------

      First Quarter..................................      $16.53        $13.00
      Second Quarter.................................       15.59         13.75
      Third Quarter..................................       17.45         14.79
      Fourth Quarter.................................       14.77         12.20

      Year Ended December 31, 2004                          High          Low
                                                          --------      --------

      First Quarter..................................      $12.40        $10.84
      Second Quarter.................................       12.39         10.00
      Third Quarter..................................       12.50          8.96
      Fourth Quarter.................................       12.03         11.62

      As of March 10, 2006, the following were market makers for Central Jersey Bancorp's common stock: UBS Securities LLC; Citadel Derivatives Group LLC; Janney Montgomery LLC; Citigroup Global Markets Inc.; Susquehanna Capital Group; E*Trade Capital Markets LLC; Ryan, Beck & Co., LLC; Hill Thompson; Magid, L.P.; Sandler, O' Neill & Partners, L.P.; Knight Equity Markets, L.P.; and The Brut ECN, LLC.

      As of March 10, 2006, the approximate number of registered holders of Central Jersey Bancorp's common stock was 706.

      Central Jersey Bancorp has not paid any cash dividends on its common stock and does not presently intend to declare or pay cash dividends. Our dividend policy is subject to certain regulatory considerations and the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions. Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor, subject to the restrictions set forth under the Federal Bank Holding Company Act. We may pay cash dividends without regulatory approval if net income available to shareholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

      Central Jersey Bancorp did not repurchase any shares of its common stock during the period covered by this report.

Item 6. Selected Financial Data
        -----------------------

      The following selected consolidated financial data of Central Jersey Bancorp and Central Jersey Bank, N.A. as of and for the years ended December 31, 2001 through 2005 are derived from the audited financial statements of Central Jersey Bancorp and Central Jersey Bank, N.A. The selected consolidated financial data as of and for the years ended December 31, 2005, 2004, and 2003 should be read in conjunction with the consolidated financial statements of Central Jersey Bancorp and the related notes thereto and management's discussion and analysis thereof appearing elsewhere in this document.

          CENTRAL JERSEY BANCORP - Summarized Statements of Operations

                    (in thousands, except per share amounts)

                                                        Year Ended
                                                       December 31,
                                 --------------------------------------------------------
                                   2005       2004(1)     2003(1)     2002(1)     2001(1)
                                 --------    --------    --------    --------    --------
Interest and dividend income     $ 24,947    $ 11,551    $  9,111    $  8,275    $  6,543
Interest expense                    7,502       3,046       2,612       2,789       2,703
                                 --------    --------    --------    --------    --------
Net interest income                17,445       8,505       6,499       5,486       3,840
                                                                                 --------
Provision for loan losses             426         260         150         373         211
                                 --------    --------    --------    --------    --------
Net interest income after
  provision for loan losses        17,019       8,245       6,349       5,113       3,629
                                 --------    --------    --------    --------    --------
Other income                        1,624         849         780         661         440
Operating expenses, including
  salaries and employee
  benefits, professional and
  application fees, occupancy
  expenses, etc                    14,550       7,098       6,325       4,920       3,531
                                 --------    --------    --------    --------    --------
Income before provision for
  income taxes                      4,093       1,996         804         854         538
Income taxes                        1,461         778         322          70           1
                                 --------    --------    --------    --------    --------
Net income                       $  2,632    $  1,218    $    482    $    784    $    537
                                 ========    ========    ========    ========    ========
Net income per share (2)
  Basic                          $   0.34    $   0.33    $   0.13    $   0.27    $   0.20
  Diluted                        $   0.31    $   0.31    $   0.13    $   0.27    $   0.20

(1) Does not include the results of operations of Allaire Community Bank which combined with Central Jersey Bancorp on January 1, 2005.

(2) All per share amounts have been restated to reflect the 5% stock distributions paid on December 31, 2003, 2002, 2001 and 2000, the two-for-one stock split, in the form of a stock dividend, for shareholders of record on June 15, 2005, and the six-for-five stock split, in the form of a stock dividend, for shareholders of record on July 15, 2004.

               CENTRAL JERSEY BANCORP - Summarized Balance Sheets

                                 (in thousands)

                                                                             At
                                                                         December 31,
                                              ----------------------------------------------------------------
                                                 2005        2004(1)       2003(1)       2002(1)      2001(1)
                                              ---------     ---------     ---------     ---------    ---------
Assets:
Cash and due from banks                       $  21,228     $   9,169     $   9,689     $   8,880    $   3,798
Federal funds sold                                   --         9,425         4,675         7,500        9,900
Investment securities held to maturity           22,567        16,484        15,079        25,539       27,289
Investment securities available for sale,
   at market value                              111,175        73,668        68,196        44,791       12,679
Loans held for sale                               3,127            --            --           302          269
Loans, net                                      307,168       139,697       115,805        89,026       61,612
Premises and equipment                            6,006         2,496         2,171         1,638        1,300
Bank owned life insurance                         3,338            --            --            --           --
Goodwill                                         27,229            --            --            --           --
Core deposit intangibles                          3,097            --            --            --           --
Other assets                                      9,628         3,176         2,037         1,861        1,177
Due from broker                                      --            --         4,961            --           --
                                              ---------     ---------     ---------     ---------    ---------
Total assets                                  $ 514,563     $ 254,115     $ 222,613     $ 179,537    $ 118,024
                                              =========     =========     =========     =========    =========
Liabilities and Shareholders' Equity:
Deposits                                      $ 407,554     $ 232,853     $ 207,234     $ 164,007    $ 108,892
Accrued expenses and other liabilities            1,885           252           480           599          240
Other borrowings                                 38,191            --            --            --           --
Subordinated debentures                           5,155         5,155            --            --           --
                                              ---------     ---------     ---------     ---------    ---------
Total liabilities                               452,785       238,260       207,714       164,606      109,132
                                              ---------     ---------     ---------     ---------    ---------
Shareholders' equity:
Common stock                                         78            38            19            18           13
Additional paid-in capital                       60,003        15,218        15,238        14,764        9,516
Accumulated other comprehensive
   (loss)/income                                 (2,153)         (619)         (358)          149           70
Retained earnings (accumulated deficit)           3,850         1,218            --            --         (707)
                                              ---------     ---------     ---------     ---------    ---------
Total shareholders' equity                       61,778        15,855        14,899        14,931        8,892
                                              ---------     ---------     ---------     ---------    ---------
Total liabilities and shareholders' equity    $ 514,563     $ 254,115     $ 222,613     $ 179,537    $ 118,024
                                              =========     =========     =========     =========    =========

(1) Does not include the assets, liabilities and shareholders' equity of Allaire Community Bank which combined with Central Jersey Bancorp on January 1, 2005.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

      The following discussion and analysis is intended to provide information about Central Jersey Bancorp's financial condition for the years ended December 31, 2005 and 2004 and results of operations for the years ended December 31, 2005, 2004 and 2003. The following information should be read in conjunction with Central Jersey Bancorp's audited financial statements for the years ended December 31, 2005, 2004 and 2003, including the related notes thereto, which begin on page F-1 of this report.

General

      Central Jersey Bancorp (formerly Monmouth Community Bancorp) is a bank holding company headquartered in Long Branch, New Jersey. The holding company was incorporated in New Jersey on March 7, 2000, and became an active bank holding company on August 31, 2000 through the acquisition of Central Jersey Bank, N.A. (formerly Monmouth Community Bank, N.A.). On January 1, 2005, Central Jersey Bancorp completed its strategic business combination transaction with Allaire Community Bank, a New Jersey state-chartered bank, pursuant to which Allaire Community Bank became a wholly-owned bank subsidiary of Central Jersey Bancorp. On the effective date of the combination, the name of the holding company was changed from Monmouth Community Bancorp to Central Jersey Bancorp. In addition, as a part of the combination, each outstanding share of common stock of Allaire Community Bank was exchanged for one share of Central Jersey Bancorp common stock.

      The following discussion and analysis and the audited financial statements for the years ended December 31, 2005, 2004 and 2003, including the related notes thereto, except for Note (2), do not address or reflect the financial performance of Allaire Community Bank for any periods prior to January 1, 2005. Such discussion and analysis and financial statement disclosure only addresses and reflects the financial performance of Central Jersey Bancorp and Monmouth Community Bank, N.A. Inasmuch as the combination of Central Jersey Bancorp and Allaire Community Bank took place on January 1, 2005, the financial performance of Allaire Community Bank on and after said date has been reflected in the consolidated financial statements of Central Jersey Bancorp. For historical financial performance of Allaire Community Bank, and certain pro-forma financial information with respect to Central Jersey Bancorp and Allaire Community Bank, after giving effect to the combination, please see Central Jersey Bancorp's current report on Form 8-K, dated as of January 1, 2005, as amended.

Critical Accounting Policies

      Note (1) to our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, contained elsewhere in this report, includes a summary of our significant accounting policies. We believe our policy, with respect to the methodology for our determination of the allowance for loan losses, involve a high degree of complexity and require management to make difficult and subjective judgments which often requires assumptions or estimates about uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. This critical policy and its application are periodically reviewed by Central Jersey Bancorp's audit committee and board of directors.

      Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, investment securities and deferred tax assets. Central Jersey Bancorp performs an annual analysis to test the aggregate balance of goodwill for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. For purposes of goodwill impairment evaluation, Central Jersey Bancorp is identified as the reporting unit. Fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies including a review of comparable transactions. If the carrying amount of goodwill pursuant to this analysis were to exceed the implied fair value of goodwill, an impairment loss would be recognized. No impairment loss was required to be recognized for the year ended December 31, 2005. For the year ended December 31, 2005, Central Jersey Bancorp recorded $27.2 million of goodwill related to the combination with Allaire Community Bank.

      Central Jersey Bancorp's available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income (loss) in shareholders' equity. Estimated fair values are based on published or securities dealers' market prices. Securities which Central Jersey Bancorp has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Central Jersey Bancorp conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other than temporary. If such a decline were deemed other than temporary, Central Jersey Bancorp would write down the security to fair value through a charge to current period operations. The market value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. With significant changes in interest rates, Central Jersey Bancorp evaluates its intent and ability to hold securities to maturity or for a sufficient amount of time to recover the recorded principal balance.

      The determination of whether deferred tax assets will be realizable is predicated on estimates of future taxable income. Such estimates are subject to management's judgment. A valuation reserve is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items.

Overview

      Net income from operations for the year ended December 31, 2005 was $2.6 million, or $.34 per basic share and $.31 per diluted share, compared to net income of $1.2 million, or $.33 per basic share and $.31 per diluted share, for the year ended December 31, 2004. Per share earnings have been adjusted in both periods to reflect the two-for-one stock split, in the form of a stock dividend, to shareholders of record on June 15, 2005, the six-for-five stock split, in the form of a stock dividend, to shareholders of record on July 15, 2004, and the 5% stock distribution to the shareholders of Central Jersey Bancorp paid on December 31, 2003.

      The reported earnings and balance sheet figures ended December 2004 do not include those of Allaire Community Bank which combined with Central Jersey Bancorp on January 1, 2005. Per share earnings have been adjusted for the period to reflect the two-for-one stock split, in the form of a stock dividend, for shareholders of record on June 15, 2005 and the six-for-five stock split, in the form of a stock dividend, for shareholders of record on July 15, 2004.

      Total assets of $514.6 million at December 31, 2005 were comprised primarily of $133.7 million in investment securities, $307.2 million in net loans and $21.2 million in cash and due from banks, compared to total assets of $254.1 million at December 31, 2004, which primarily consisted of $9.4 million in Federal funds sold, $90.2 million in investment securities, $139.7 million in net loans and $9.2 million in cash and due from banks. Total assets at December 31, 2005 were funded primarily through deposits totaling $407.6 million, a 75% increase over deposits totaling $232.9 million at December 31, 2004, due primarily to the combination with Allaire Community Bank on January 1, 2005.

      At the year ended December 31, 2005, non-accrual loans totaled $79 thousand as compared to non-accrual loans totaling $128 thousand for the year ended December 31, 2004. There were no loans ninety days or greater past due and still accruing interest at December 31, 2005 or 2004. There was $92 thousand in loan charge-offs during 2005 as compared to no loan charge-offs in 2004.

                                                           At or For the
                                                       Year ended December 31,
                                                    ----------------------------
      Performance Ratios:                             2005      2004      2003
                                                      ----      ----      ----
            Return on average assets                  0.54%     0.50%     0.24%
            Return on average tangible assets         0.58%     0.58%     0.24%
            Return on average equity                  4.31%     7.93%     3.23%
            Return on average tangible equity         8.51%     8.51%     3.23%
            Shareholders' equity to total assets     12.51%     6.34%     6.69%

Results of Operations

General

      Central Jersey Bancorp's principal source of revenue is derived from Central Jersey Bank, N.A.'s net interest income, which is the difference between interest income on earning assets and interest expense on deposits and borrowed funds. Interest-earning assets consist principally of loans, securities and federal funds sold, while the sources used to fund such assets consist primarily of deposits. Central Jersey Bancorp's net income is also affected by Central Jersey Bank, N.A.'s provision for loan losses, other income and operating expenses. Other income consists primarily of service charges and fees. Operating expenses consist primarily of salaries and employee benefits, occupancy costs and other operating related expenses.

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

      The combination was accounted for as a purchase and the excess cost over the fair value of net assets acquired ("goodwill") in the transaction was $27.2 million. Under the provisions of SFAS No. 142, goodwill is not being amortized in connection with this transaction and the goodwill will not be deductible for income tax purposes. Central Jersey Bancorp also recorded a core deposit intangible of $3.8 million in connection with the combination, which is being amortized on an accelerated basis over 10 years. The amortization of premiums and discounts resulting from the fair value adjustments of assets and liabilities may have a material impact on Central Jersey Bancorp's results of operations in future periods.

For the years ended December 31, 2005 and 2004

Net Interest Income

      Net interest income for Central Jersey Bank, N.A. was $17.4 million for the year ended December 31, 2005, as compared to $8.5 million for the year ended December 31, 2004. This increase was due primarily to the combination with Allaire Community Bank on January 1, 2005. Net interest income for the year ended December 31, 2005 was comprised primarily of $239 thousand in interest on Federal funds sold and due from banks, $18.7 million in interest and fees on loans and $6.0 million in interest on securities, less interest expense on deposits of $6.6 million and interest expense on borrowed funds of $897 thousand, whereas net interest income for the year ended December 31, 2004 was comprised primarily of $114 thousand in interest on Federal funds sold and due from banks, $8.2 million in interest on loans and $3.2 million in interest on securities, less interest expense on deposits of $2.8 million and interest expense on borrowed funds of $210 thousand.

      Interest-earning assets averaged $428.0 million for the year ended December 31, 2005, an 85.7% increase over interest-earning assets averaging $230.4 million for the year ended December 31, 2004, due primarily to the combination with Allaire Community Bank. Interest-earning assets for such periods were funded primarily by deposit inflows and the proceeds from borrowed funds. Deposits for the year ended December 31, 2005 averaged $400.7 million, of which $312.2 million, or 77.9%, were interest-bearing. This number represents an 81.1% increase over average total deposits of $221.3 million for the year ended December 31, 2004, due primarily to the combination with Allaire Community Bank, of which $192.4 million, or 86.9%, were interest-bearing. Subordinated debt and other borrowings as of December 31, 2005, averaged $5.2 million and $18.2 million, respectively, as compared to $3.9 million and $1.3 million, respectively, for the year ended December 31, 2004. The increase was due primarily to the combination with Allaire Community Bank.

      Net interest margin, which represents net-interest income as a percentage of average interest-earning assets, was 4.08% for the year ended December 31, 2005, as compared to 3.69% for the year ended December 31, 2004. The net interest margin expansion was due primarily to an increase in interest rates, as measured by the Prime Rate of interest, which increased from 5.25% at December 31, 2004 to 7.25% at December 31, 2005. As Central Jersey Bank, N.A.

generates the majority of its interest income on loans and investments, the prevailing interest rate environment resulted in a modestly higher yield on total interest earning assets.

      The following table presents a summary of the principal components of average interest-earning assets and average interest-bearing liabilities with the related interest income and interest expense for the years ended December 31, 2005, 2004 and 2003:

    (dollars in thousands)                 Year ended December 31, 2005         Year ended December 31, 2004
                                         --------------------------------     --------------------------------

                                          Average                Average       Average                Average
                                          Balance    Interest   Yield/Cost     Balance    Interest   Yield/Cost
                                         --------    --------    --------     --------    --------    --------
Interest earning assets:
Federal funds sold                       $  2,129    $     48        2.25%    $  6,167    $     80        1.30%
Loans receivable, gross                   278,243      18,726        6.73%     129,706       8,206        6.33%
Deposits with banks                         2,766         191        6.91%         589          34        5.77%
Securities                                144,831       5,982        4.13%      93,945       3,231        3.44%
                                         --------    --------    --------     --------    --------    --------
    Total interest earning assets         427,969      24,947        5.83%     230,407      11,551        5.01%
Cash and due from banks                    18,082                                9,454
Allowance for loan losses                  (2,982)                              (1,496)
Other assets                               44,444                                3,912
                                         --------                             --------
Total Assets                             $487,512                             $242,277
                                         ========                             ========

Interest bearing liabilities:
Interest bearing demand                  $ 88,301    $  1,596        1.81%    $ 56,795    $    668        1.18%
Money market                               24,905         447        1.79%      39,689         479        1.21%
Savings                                    71,282         676        0.95%      20,772         128        0.62%
Time                                      127,744       3,896        3.05%      75,134       1,561        2.08%
                                         --------    --------    --------     --------    --------    --------
    Total interest bearing deposits       312,232       6,615        2.12%     192,390       2,836        1.47%
Other borrowings                           18,216         547        3.00%       1,274          17        1.33%
Subordinated debentures                     5,155         340        6.60%       3,866         193        4.99%
                                         --------    --------    --------     --------    --------    --------
    Total interest-bearing liabilities    335,603       7,502        2.24%     197,530       3,046        1.54%
Non-interest bearing demand                88,435                               28,913
Other liabilities                           2,467                                  482
Shareholders' equity                       61,007                               15,352
                                         --------                             --------
Total liabilities and shareholders'
equity                                   $487,512                             $242,277
                                         ========                             ========
Net interest income                                  $ 17,445                             $  8,505
                                                     ========                             ========
Net interest rate spread(1)                                          3.59%                                3.47%

Net interest margin(2)                                               4.08%                                3.69%

    (dollars in thousands)                 Year ended December 31, 2003
                                         --------------------------------

                                          Average                Average
                                          Balance    Interest   Yield/Cost
                                         --------    --------    --------
Interest earning assets:
Federal funds sold                       $ 11,976    $    105        0.88%
Loans receivable, gross                    97,016       6,438        6.64%
Deposits with banks                           593          35        5.84%
Securities                                 81,909       2,533        3.09%
                                         --------    --------    --------
    Total interest earning assets         191,494       9,111        4.76%
Cash and due from banks                     7,837
Allowance for loan losses                  (1,256)
Other assets                                3,144
                                         --------
Total Assets                             $201,219
                                         ========

Interest bearing liabilities:
Interest bearing demand                  $ 47,581    $    553        1.16%
Money market                               42,921         661        1.54%
Savings                                    18,232         116        0.64%
Time                                       51,542       1,282        2.49%
                                         --------    --------    --------
    Total interest bearing deposits       160,276       2,612        1.63%
Other borrowings                               --          --          --
Subordinated debentures                        --          --          --
                                         --------    --------    --------
    Total interest-bearing liabilities    160,276       2,612        1.63%
Non-interest bearing demand                25,554
Other liabilities                             488
Shareholders' equity                       14,901
                                         --------
Total liabilities and shareholders'
equity                                   $201,219
                                         ========
Net interest income                                  $  6,499
                                                     ========
Net interest rate spread(1)                                          3.13%

Net interest margin(2)                                               3.39%

----------
(1) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

      The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected Central Jersey Bank, N.A.'s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (1) changes attributable to changes in volume (changes in volume multiplied by prior rate); (2) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (3) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate (in thousands).

                                            Year ended December 31, 2005           Year ended December 31, 2004
                                                     Compared to                            Compared to
                                            Year ended December 31, 2004           Year ended December 31, 2003
                                         ----------------------------------     ----------------------------------

                                          Increase (Decrease)                    Increase (Decrease)
                                           Due to Change in:                      Due to Change in:
                                         ---------------------      Total       ---------------------      Total
                                                                   Increase                               Increase
                                          Volume        Rate      (Decrease)     Volume        Rate      (Decrease)
                                         --------     --------     --------     --------     --------     --------
(in thousands)
Interest Income:
  Loans                                  $  9,965     $    555     $ 10,520     $  2,008     $   (240)    $  1,768
  Securities                                2,007          744        2,751          396          303          699
  Other interest-bearing deposits             149            8          157           --           (1)          (1)
  Federal funds sold                          (32)          --          (32)         (63)          37          (26)
                                         ----------------------------------     ----------------------------------
   Total interest-earning assets           12,089        1,307       13,396        2,341           99        2,440

Interest Expense:
  Interest-bearing checking                   472          456          928          108            7          115
  Savings deposits                            448          100          548           16           (4)          12
  Money market deposits                      (216)         184          (32)         (47)        (135)        (182)
  Time deposits                             1,400          935        2,335          516         (237)         279
                                         ----------------------------------     ----------------------------------
Total interest-bearing deposits             2,104        1,675        3,779          593         (369)         224
  Other borrowings                            485           45          530           17           --           17
  Subordinated debentures                      75           72          147          193           --          193
                                         ----------------------------------     ----------------------------------
   Total interest-bearing liabilities       2,664        1,792        4,456          803         (369)         434
                                         ----------------------------------     ----------------------------------

Net interest income                      $  9,425     $   (485)    $  8,940     $  1,538     $    468     $  2,006
                                         ========     ========     ========     ========     ========     ========

Provision for Loan Losses

      For the year ended December 31, 2005, Central Jersey Bank, N.A.'s provision for loan losses was $426 thousand, as compared to $260 thousand for the prior year.

      See "Financial Condition - Allowance for Loan Losses and Related Provision" for a further discussion on provision for loan losses.

Other Income

      Other income was $1.6 million for the year ended December 31, 2005, as compared to $849 thousand for the year ended December 31, 2004, an increase of $775 thousand, or 91.3%, due primarily to the combination with Allaire Community Bank. The increase was due primarily to service charges on bank accounts which were $1.4 million for the year ended December 31, 2005, as compared to $830 thousand for the prior year, an increase of $571 thousand, or 68.8%. There were no gains on the sale of available for sale securities for the years ended December 31, 2005 and 2004. There was a gain of $105 thousand on the sale of loans held for sale for the period ended December 31, 2005 as compared to no gain for the year ended December 31, 2004. In addition, the cash surrender value of Bank Owned Life Insurance was $112 thousand for year ended December 31, 2005 as compared to $0 in the prior year.

Operating Expenses

      Operating expenses include, among other costs and expenses, salaries, costs of employee benefits, professional and application fees and occupancy expense. Operating expenses for the year ended December 31, 2005 were $14.6 million, as compared to operating expenses of $7.1 million for the prior year. This increase was due primarily to the combination with Allaire Community Bank and expenses incurred to support the general growth of Central Jersey Bank, N.A In addition, Central Jersey Bank, N.A. incurred $688 thousand in core deposit intangible amortization expense related to the combination with Allaire Community Bank for the year ended December 31, 2005 as compared to none in 2004. Full-time equivalent employees totaled 152 at December 31, 2005 as compared to
82.5 at December 31, 2004. This increase was due primarily to the combination with Allaire Community Bank. The table below presents operating expenses, by major category, for the years ended December 31, 2005, 2004 and 2003, respectively (in thousands):

Operating Expenses:                              2005         2004         2003
-------------------                              ----         ----         ----

Salaries and employee benefits                 $ 7,287      $ 3,619      $ 3,185
Net occupancy expenses                           1,718          844          792
Outside service fees                             1,017          530          500
Data processing fees                               937          571          485
Core deposit intangible amortization               688           --           --
Furniture, fixtures and equipment                  599          290          277
Audit and tax fees                                 365           96           80
Stationery, supplies and printing                  288          185          182
Insurance expense                                  231          106           77
Advertising and public relations expenses          220          236          172
Legal fees and expenses                            135           72           98
Regulatory exam fees                                72           74           64
Other operating expenses                           993          475          413
                                               -------      -------      -------
      Total                                    $14,550      $ 7,098      $ 6,325
                                               =======      =======      =======

Income Tax Expense

      For the year ended December 31, 2005, income tax expense was $1.5 million on income before taxes of $4.1 million, resulting in an effective tax rate of 35.7%, as compared to income tax expense of $778 thousand on income before taxes of $2.0 million for the year ended December 31, 2004, resulting in an effective tax rate of 39.0%. This increase was due primarily to the combination with Allaire Community Bank and the tax exempt interest from the Bank Owned Life Insurance.

For the years ended December 31, 2004 and 2003

Net Interest Income

      Net interest income of Central Jersey Bank, N.A. was $8.5 million for the year ended December 31, 2004, as compared to $6.5 million for the year ended December 31, 2003. Net interest income for the year ended December 31, 2004 was comprised primarily of $114 thousand in interest on Federal funds sold and due from banks, $8.2 million in interest on loans and $3.2 million in interest on securities, less interest expense on deposits of $2.8 million and $210 thousand in other borrowings, whereas net interest income for the year ended December 31, 2003 was comprised primarily of $140 thousand in interest on Federal funds sold and due from banks, $6.4 million in interest on loans and $2.5 million in interest on securities, less interest expense on deposits of $2.6 million.

      Interest-earning assets averaged $230.4 million for the year ended December 31, 2004 a 20.3% increase over interest-earning assets of $191.5 million for the year ended December 31, 2003. Interest-earning assets for such periods were funded primarily by deposit inflows. Deposits for the year ended December 31, 2004 averaged $221.3 million, of which $192.4 million, or 86.9%, were interest-bearing. This number represents a 19.1% increase over average total deposits of $185.8 million for the year ended December 31, 2003, of which $160.3 million, or 86.3%, were interest-bearing.

      Net interest margin, which represents net-interest income as a percentage of average interest-earning assets, was 3.69% for the year ended December 31, 2004, as compared to 3.39% for the year ended December 31, 2003. The net interest margin compression experienced in 2003 and 2002 was primarily attributable to the general interest rate-declines that occurred during such years. During 2004 and 2003, interest rates, as measured by the prime rate of interest, increased from 4.75% at the beginning of 2003 to 5.25% by December 31, 2004. As Central Jersey Bank, N.A. generates the majority of its interest income on loans and investments, the prevailing interest rate environment resulted in significantly lower rates available on interest earning assets.

Provision for Loan Losses

      For the year ended December 31, 2004, Central Jersey Bank, N.A.'s provision for loan losses was $260 thousand, as compared to $150 thousand for the prior year.

Other Income

      Other income was $849 thousand for the year ended December 31, 2004, as compared to $780 thousand for the year ended December 31, 2003, an increase of $69 thousand, or 8.8%. The increase was due primarily to service charges on bank accounts which were $830 thousand for the year ended December 31, 2004, as compared to $656 thousand for the prior year, an increase of $174 thousand, or 26.5%. There were no gains realized on available for sale securities as well as loans held for sale as of December 31, 2004 as compared to $76 thousand and $13 thousand for the same period in 2003.

Operating Expenses

      Operating expenses include, among other costs and expenses, salaries, costs of employee benefits, professional and application fees and occupancy expense. Operating expenses for the year ended December 31, 2004 were $7.1 million, as compared to operating expenses of $6.3 million for the year ended December 31, 2003. This increase was due to expenses incurred to support the general growth of Central Jersey Bank, N.A.

Financial Condition

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash on hand, due from banks, and federal funds sold. At December 31, 2005, cash and cash equivalents were $21.2 million, as compared to $18.6 million at December 31, 2004, an increase of $2.6 million, or 14.2%, due primarily to the combination with Allaire Community Bank.

Intangible Assets

      Intangible assets of Central Jersey Bancorp, consists of goodwill and core deposit premiums. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with SFAS No. 142, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis. For the year ended December 31, 2005, Central Jersey Bancorp recorded $27.2 million of goodwill related to the combination with Allaire Community Bank.

      Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on accelerated basis over a period of ten years. The amortization of the core deposit premium is recorded in other operating expenses. For the year ended December 31, 2005, Central Jersey Bancorp recorded $3.8 million of core deposit intangible related to the combination with Allaire Community Bank.

Securities Portfolio

      At December 31, 2005, Central Jersey Bank, N.A.'s securities portfolio consisted of obligations of United States Government sponsored agencies and mortgaged-backed securities of United States Government sponsored agencies. Securities held to maturity of $22.6 million at December 31, 2005, represented an increase of $6.1 million over the year ended December 31, 2004 total of $16.5 million. Securities available-for-sale had a market value of $111.2 million at December 31, 2005, representing an increase of $37.5 million over the December 31, 2004 total of $73.7 million. This increase was due primarily to the combination with Allaire Community Bank.

The following table summarizes the maturity and weighted average yields in each of Central Jersey Bank, N.A.'s securities portfolios at December 31, 2005:

                                                         Over         Over
Maturities and weighted average yields:     Within       1 to 5      5 to 10      Over 10
(dollars in thousands)                      1 Year       Years        Years        Years        Total
                                           --------     --------     --------     --------     --------
Securities held to maturity:
Mortgage-backed securities
   Amortized cost                          $     --     $  2,352     $  6,776     $  1,887     $ 11,015
   Weighted average yield                        --         4.16%        5.00%        5.32%        4.88%
Obligations of U.S. Government agencies
   Amortized cost                                --        3,994        2,504        5,054       11,552
   Weighted average yield                        --         3.57%        4.31%        4.82%        4.28%
                                           ------------------------------------------------------------
Total securities held to maturity
   Amortized cost                          $     --     $  6,346     $  9,280     $  6,941     $ 22,567
   Weighted average yield                        --         3.79%        4.81%        4.96%        4.57%
                                           ============================================================

Securities available for sale:
Mortgage-backed securities
   Market value                            $     --     $ 16,565     $ 11,589     $     --     $ 28,154
   Weighted average yield                        --         3.43%        3.71%          --         3.55%
Obligations of U.S. Government agencies
   Market value                               9,376       25,458       33,192       13,456       81,482
   Weighted average yield                      2.60%        3.07%        4.98%        5.40%        4.18%
Other debt securities
   Market value                               1,435           --          104           --        1,539
   Weighted average yield                      3.00%          --         5.69%          --         3.18%
                                           ------------------------------------------------------------
Total securities available for sale
   Market value                            $ 10,811     $ 42,023     $ 44,885     $ 13,456     $111,175
   Weighted average yield                      2.65%        3.19%        4.65%        5.40%        4.01%
                                           ============================================================

Investment Policy

      The board of directors has adopted an investment policy to govern the investment function of Central Jersey Bank, N.A., which includes the purchase of securities for the held-to-maturity and available-for-sale portfolios and the sale of securities from the available-for-sale portfolio.

      The basic objectives of the investment function are:

      o to keep Central Jersey Bank, N.A.'s funds fully employed at the maximum after-tax return;

      o     to minimize exposure to credit risk; and

      o     to provide liquidity required by current circumstances.

      As used in our investment policy and in other policies of Central Jersey Bank, N.A., the term "liquidity" refers to the expected cash flow from performing assets and secondary to borrowings secured by performing assets. These two sources of liquidity are expected to fund the operations of Central Jersey Bank, N.A. For this reason, unless otherwise indicated, the term "liquidity" in Central Jersey Bank, N.A.'s policies does not refer to proceeds from the sale of assets, except for the sale of assets available-for-sale.

      Investment management therefore emphasizes:

      o     preservation of principal;

      o     strong cash-flow characteristics;

      o     ready availability of credit information;

      o appropriateness of size both as to Central Jersey Bank, N.A. and as to an obligor's outstanding debt;

      o eligibility as collateral for public-agency deposits and customer repurchase-agreement accounts; and

      o     broad marketability, as an indicator of quality.

      The purpose of bonds in the held-to-maturity portfolio is to provide earnings consistent with the safety factors of quality, maturity and risk diversification. This purpose is reflected in the accounting principle that carrying a debt security at amortized cost is appropriate only if the investment committee of Central Jersey Bank, N.A. has the intent and ability to hold that security to maturity. Management should be indifferent to price fluctuations unrelated to the continuing ability of a security to contribute to recurring income. For purposes of our investment policy, a security shall be deemed to have matured if it is sold (1) within 3 months of maturity or a call date if exercise of the call is probable, or (2) after collection of at least 85% of the principal outstanding at acquisition.

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

Loan Portfolio

      Central Jersey Bank, N.A.'s primary policy goal is to establish a sound credit portfolio that contributes, in combination with other earning assets, to a satisfactory return on assets, return on shareholders' equity and capital to asset ratio.

      Central Jersey Bank, N.A. conducts both commercial and retail lending activities. The loan approval process at Central Jersey Bank, N.A. is driven by the aggregate indebtedness of the borrower and related entities. Executive officers with lending authority and loan officers have various individual and collective loan approval authorities up to $500,000. This lending limit was increased from $250,000 to $500,000 on January 1, 2005, the effective date of the combination of Central Jersey Bancorp and Allaire Community Bank. All credit accommodations exceeding $500,000 are referred to Central Jersey Bank, N.A.'s loan committee for review and approval. The loan committee is comprised of internal and outside directors. A loan officer with a loan application for more than $500,000 (or from a borrowing relationship with aggregate debt in excess of $500,000) presents a complete analysis of the proposed credit accommodation to the members of the loan committee for their consideration.

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

      Central Jersey Bank, N.A. utilizes a comprehensive approach to loan underwriting. The primary quantitative determinants in the underwriting process include overall creditworthiness of the borrower, cash flow from operations in relation to debt service requirements and the ability to secure the credit accommodation with collateral of adequate value.

      For commercial loans, the collateral is somewhat dependent on the loan type. Commercial lines of credit, term loans and time notes are typically secured by a general lien on business assets and qualified (typically less than 90 days) accounts receivable (based upon an acceptable advance rate). Commercial mortgage loans are secured by the underlying property with an acceptable equity margin. Personal guarantees from the principals of a business are generally required. In general, Central Jersey Bank, N.A. requires that income available to service debt repayment requirements be equal to at least 125% of those requirements.

      Commercial loans are often subject to cyclical economic risks of the underlying business(s) of the borrower. Such risks are generally reduced during the loan approval process. For example, Central Jersey Bank, N.A. requires that a loan amount be less than the value of the collateral securing the loan and that the standard cash flow analysis of the commercial borrower shows an ample margin for debt service even with significant business contraction. Commercial mortgage underwriting also requires that available funds for debt service exceed debt service requirements.

      Retail or consumer loan credit accommodations include home equity loans, home equity lines of credit, direct automobile loans and secured and unsecured personal loans. Underwriting criteria for home equity products include a loan to value not to exceed 80% and a debt service to income ratio not to exceed 45%. Such criteria provide Central Jersey Bank, N.A. with underwriting comfort without placing the institution in a position of competitive disadvantage.

      There are a number of risks associated with the granting of consumer loans. While income and equity or collateral values are primary determinants of the loan approval process for consumer loans, Central Jersey Bank, N.A. also gives much consideration to employment and debt payment history of the borrower(s). As with the commercial underwriting process, consumer loans require both an income cushion and a collateral cushion. Such criteria provide for a margin should a borrower's income diminish or the collateral securing the loan depreciate in value.

      The granting of a loan, by definition, contains inherent risks. Central Jersey Bank, N.A. attempts to mitigate risks through sound credit underwriting. Each loan that Central Jersey Bank, N.A. approves undergoes credit scrutiny that results in a quantification of risk and then the assignment of a risk rating. Individual risk ratings carry with them a required reserve that is used to fund Central Jersey Bank, N.A.'s allowance for loan losses. The inherent risk associated with each loan is a function of loan type, collateral, cash flow, credit rating, general economic conditions and interest rates.

      Central Jersey Bank, N.A. is limited by regulation as to the total amount which may be committed and loaned to a borrower and its related entities. Central Jersey Bank, N.A.'s legal lending limit is equal to 15% of its capital funds, including capital stock, surplus, retained earnings and the allowance for loan losses. Central Jersey Bank, N.A. may lend an additional 10% of its capital funds to a borrower and its related entities if the additional loan or extension of credit is fully secured by readily marketable collateral having a market value at least equal to the amount borrowed. The additional limitation is separate from, and in addition to, the general limitation of 15%.

      The following table summarizes net loans outstanding by loan category and amount at December 31, 2005, 2004, 2003, 2002 and 2001.

(in thousands)                               2005        2004        2003        2002        2001
                                             ----        ----        ----        ----        ----
---------------------------------------------------------------------------------------------------
Commercial and industrial loans            $ 32,708    $ 22,392    $ 20,380    $ 17,060    $ 17,396

Real estate loans - commercial              232,570      96,291      77,799      57,079      32,776

1-4 family real estate loans                  4,858          --          --          --          --

Home equity and second mortgages             38,153      22,014      17,734      14,816      11,182

Consumer loans                                2,054         638       1,270       1,601       1,113
---------------------------------------------------------------------------------------------------

Total loans                                $310,343    $141,335    $117,183    $ 90,556    $ 62,467

Less allowance for loan losses                3,175       1,638       1,378       1,228         855
---------------------------------------------------------------------------------------------------

Net loans                                  $307,168    $139,697    $115,805    $ 89,328    $ 61,612
===================================================================================================

Loans held for sale                        $  3,127    $      0    $      0    $    302    $    269
===================================================================================================

      For the year ended December 31, 2005, net loans increased by $167.5 million to $307.2 million, which represents a 119.9% increase from the balance of $139.7 million at December 31, 2004, due primarily to the combination with Allaire Community Bank.

      For the year ended December 31, 2005, commercial and industrial loans and commercial real estate loans increased by $146.6 million to $265.3 million, which represents a 123.5% increase from the balance of $118.7 million at December 31, 2004, due primarily to the combination with Allaire Community Bank.

      During 2005, home equity and second mortgages increased by $16.1 million to $38.2 million at December 31, 2005, which represents a 73.2% increase from the balance of $22.0 million at December 31, 2004, due primarily to the combination with Allaire Community Bank.

      The following table summarizes the maturities of loans by category and whether such loans are at a fixed or floating rate at December 31, 2005.

                                                                              December 31, 2005
                                                      -----------------------------------------------------------------------------

Maturity and repricing data for loans:                 Within     Over 1 to 3   Over 3 to 5   Over 5 to 15    Over 15
(in thousands)                                         1 Year        Years         Years         Years         Years        Total
                                                      -----------------------------------------------------------------------------
Loans secured by 1-4 family residential properties

    Fixed rate                                        $     364    $     892     $   2,608     $   6,911     $   4,094    $  14,869

    Adjustable rate                                      10,717           21           438           229            --       11,405

All other loans secured by real estate

    Fixed rate                                            9,176       39,445        58,516        35,168        29,762      172,067

    Adjustable rate                                      96,308        2,947         8,844         3,903            --      112,002

                                                      -----------------------------------------------------------------------------
Total                                                 $ 116,565    $  43,305     $  70,406     $  46,211     $  33,856    $ 310,343
                                                      =============================================================================

Non-Performing Loans

      A loan is considered to be non-performing if it (1) is on a non-accrual basis, (2) is past due ninety days or more and still accruing interest, or (3) has been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial position of the borrower. A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only where it is both adequately secured as to principal and is in the process of collection. Central Jersey Bank, N.A. had non-performing loans totaling $79 thousand and $128 thousand at December 31, 2005 and 2004, respectively.

Potential Problem Loans

      In addition to non-performing loans, Central Jersey Bank, N.A. maintains a "watch list" of loans which are subject to heightened scrutiny and more frequent review by management. Loans may be placed on the "watch list" because of documentation deficiencies, or because management has identified "structural weaknesses" which potentially could cause such loans to become non-performing in future periods.

      As of December 31, 2005 and 2004, there were no loans identified as having structural weaknesses on the "watch list." The total balance of loans on the "watch list" at December 31, 2005 and 2004 was $4.1 million and $4.5 million, respectively.

Allowance for Loan Losses and Related Provision

      The allowance for loan losses is a valuation reserve available for losses incurred or expected on extension of credit. The determination of the adequacy of the allowance for loan losses is a critical accounting policy of Central Jersey Bank, N.A., due to the inherently subjective nature of the evaluation. Credit losses primarily arise from Central Jersey Bank, N.A.'s loan portfolio, but also may be derived from other credit-related sources, including commitments to extend credit. Additions are made to the allowance through periodic provisions which are charged to expense. All losses of principal are charged to the allowance when incurred or when a determination is made that a loss is expected. Subsequent recoveries, if any, are credited to the allowance.

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

      The loss factors applied to each loan risk rating are inherently subjective in nature, and, in Central Jersey Bank, N.A.'s circumstances, even more so due to the lack of any meaningful charge-off experience. Loss factors are assigned to loan risk rating categories on the basis of our assessment of the potential risk inherent in each loan type. Key factors we consider in determining loss factors for each loan type include the current real estate market conditions, changes in the trend of delinquencies and non-performing loans, the current state of the local and national economy, loan portfolio growth and changes in composition and concentrations within the portfolio. The loss factors are evaluated by management on a quarterly basis and any adjustments are approved by the board of directors of Central Jersey Bancorp. There have been no significant changes in loss factors in 2005 as compared to 2004.

      We establish the provision for loan losses after considering the allowance for loan loss worksheet, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, loan delinquency trends and peer group analysis. Central Jersey Bank, N.A.'s allowance for loan losses is allocated on an individual loan basis and Central Jersey Bank, N.A. does not maintain an unallocated allowance for loan losses. We have applied this process consistently and have made minimal changes in the estimation methods and assumptions that we have used.

      Our primary lending emphasis is the origination of commercial real estate loans, commercial and industrial loans, and to a lesser extent, home equity and second mortgages. As a result of our strategic plans and lending emphasis, we have a loan concentration in commercial loans at December 31, 2005 and 2004, the majority of which are secured by real property located in New Jersey.

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

      The provision for loan losses was $426 thousand for 2005, as compared to $260 thousand for 2004. The 2005 provision was required based upon credit characteristics of the net loan growth for the year ended December 31, 2005. The provision for loan losses of $260 thousand for the year ended December 31, 2004 was in response to net loan growth of 20.6% during such period. There were no significant changes in loan portfolio composition, asset quality, or credit delinquencies that impacted the allowance for loan losses during the year ended December 31, 2005, as compared to 2004.

      Loan portfolio composition remained consistent in 2005, as compared to 2004, with commercial loans comprising 85.5% of total loans outstanding at December 31, 2005 and 2004. In addition, Central Jersey Bank, N.A. had non-accrual or impaired loans totaling $79 thousand at December 31, 2005 as compared to $128 thousand at December 31, 2004. Gross loans outstanding totaled $310.3 million at December 31, 2005, as compared to $141.3 million at December 31, 2004, an increase of $169.0 million, or 119.6%. The allowance for loan losses increased to $3.2 million, or by 93.8%, at December 31, 2005, from the $1.6 million at December 31, 2004, due primarily to the combination with Allaire Community Bank.

      The following table summarizes Central Jersey Bank, N.A.'s allowance for loan losses for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

(in thousands)                                            2005          2004       2003        2002         2001
                                                         -------      -------     -------     -------     -------

-----------------------------------------------------------------------------------------------------------------
Balance, beginning of year                               $ 1,638      $ 1,378     $ 1,228     $   855     $   650

Provision charged to expense                                 426          260         150         373         211

Charge-offs                                                  (92)           0           0          (1)         (6)

Allaire Community Bank combination                         1,203           --          --          --          --

Recoveries                                                     0            0           0           1           0
-----------------------------------------------------------------------------------------------------------------
Balance, end of year                                     $ 3,175      $ 1,638     $ 1,378     $ 1,228     $   855
=================================================================================================================
Ratio of allowance for loan losses to total loans           1.02%        1.16%       1.10%       1.36%       1.37%

Ratio of net charge-offs to average loans outstanding       0.03%        0.00%       0.00%       0.00%       0.00%

      The following table sets forth Central Jersey Bank, N.A.'s percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated (dollars in thousands):

                       December 31, 2005                    December 31, 2004                     December 31, 2003

                          Percent of     Percent                Percent of     Percent                Percent of     Percent
                           allowance     of loans                allowance     of loans                allowance     of loans
                           to total      to total                to total      to total                to total      to total
 Loan Type       Amount    allowance      loans        Amount    allowance      loans        Amount    allowance      loans
 ---------       ------    ---------      -----        ------    ---------      -----        ------    ---------      -----
Commercial      $ 2,749        86.6%        85.5%     $ 1,403        85.7%        84.0%     $ 1,151        83.5%        83.8%

Consumer            426        13.4%        14.5%         235        14.3%        16.0%         227        16.5%        16.2%
                -------     -------      -------      -------     -------      -------      -------     -------      -------
Total           $ 3,175       100.0%       100.0%     $ 1,638       100.0%       100.0%     $ 1,378       100.0%       100.0%
                =======     =======      =======      =======     =======      =======      =======     =======      =======

                      December 31, 2002                 December 31, 2001

                         Percent of    Percent              Percent of    Percent
                          allowance    of loans              allowance    of loans
                          to total     to total              to total     to total
  Loan Type     Amount    allowance     loans      Amount    allowance     loans
  ---------     ------    ---------     -----      ------    ---------     -----
Commercial      $1,007       82.0%       81.9%     $  709       82.9%       80.3%

Consumer           221       18.0%       18.1%        146       17.1%       19.7%
                ------     ------      ------      ------     ------      ------
Total           $1,228      100.0%      100.0%     $  855      100.0%      100.0%
                ======     ======      ======      ======     ======      ======

Deposits

      One of Central Jersey Bank, N.A.'s primary strategies is the accumulation and retention of core deposits. Core deposits are defined as of all deposits except certificates of deposits with balances in excess of $100 thousand.

      Total deposits were $407.6 million at December 31, 2005, an increase of $174.7 million, or 75.0%, from the year ended December 31, 2004 total of $232.9 million. Core deposits as a percentage of total deposits were 65.1% at December 31, 2005 as compared to 77% at December 31, 2004.

      The following table represents categories of Central Jersey Bank, N.A.'s deposits at December 31, 2005, 2004 and 2003.

                                                      December 31,   December 31,   December 31,
                                                      ------------   ------------   ------------
          (in thousands)                                  2005           2004           2003
                                                          ----           ----           ----
      Demand deposits, non-interest bearing            $  91,297      $  29,897      $  26,818

      Savings, N.O.W. and money market accounts          173,993        122,225        118,265

      Certificates of deposit of less than $100,000       67,813         27,353         17,449

      Certificates of deposit of $100,000 or more         74,451         53,378         44,702
                                                       ---------      ---------      ---------
      Total deposits                                   $ 407,554      $ 232,853      $ 207,234
                                                       =========      =========      =========

      The following table represents categories of Central Jersey Bank, N.A.'s average deposit balances and weighted average interest rates for the years ended December 31, 2005, 2004 and 2003.

                                                     December 31,              December 31,              December 31,
                                                     ------------              ------------              ------------
(in thousands)                                           2005                      2004                      2003
                                                         ----                      ----                      ----
                                                             Weighted                  Weighted                  Weighted
                                                  Average     Average       Average     Average       Average     Average
                                                  Balance      Rate         Balance      Rate         Balance      Rate
                                                 ---------   ---------     ---------   ---------     ---------   ---------
Demand deposits, non-interest bearing            $  88,435          --%    $  28,913          --%    $  25,554          --%

Savings, N.O.W. and money market accounts          184,488        1.47%      117,256        1.09%      108,734        1.22%

Certificates of deposit of less than $100,000       60,040        3.04%       26,859        2.07%       17,306        2.95%

Certificates of deposit of $100,000 or more         67,704        3.05%       48,275        2.08%       34,236        2.22%
                                                 ---------   ---------     ---------   ---------     ---------   ---------
Total deposits                                   $ 400,667        1.65%    $ 221,303        1.28%    $ 185,830        1.41%
                                                 =========   =========     =========   =========     =========   =========

      At December 31, 2005, Central Jersey Bank, N.A. had $142.3 million in time deposits maturing as follows (in thousands):

                                    3 months     Over 3 to    Over 1 year
                                    or less      12 months    to 3 years   Over 3 years      Total
                                   -----------------------------------------------------------------
Less than $100,000                 $  28,269     $  33,011     $   6,265     $     268     $  67,813

Equal to or more than $100,000        39,576        26,690         5,530         2,655        74,451
                                   ---------     ---------     ---------     ---------     ---------
Total                              $  67,845     $  59,701     $  11,795     $   2,923     $ 142,264
                                   =================================================================

Liquidity and Capital Resources

      Liquidity defines the ability of Central Jersey Bank, N.A. to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank's asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements. During the past two years, the liquidity needs of Central Jersey Bank, N.A. were primarily met by cash on hand, loan and investment amortizations and borrowings. Central Jersey Bank, N.A. invests funds not needed for operations (excess liquidity) primarily in daily Federal funds sold. With adequate cash inflows resulting from deposits during the years 2005 and 2004, Central Jersey Bank, N.A. maintained levels of short-term assets sufficient to maintain ample liquidity. During 2005, Central Jersey Bank, N.A. continued to maintain a large secondary source of liquidity known as Investment Securities Available for Sale. The market value of that portfolio was $111.2 million at December 31, 2005 and $73.7 million at December 31, 2004.

      It has been Central Jersey Bank, N.A.'s experience that its core deposit base (which is defined as transaction accounts and term deposits of less than $100,000) is primarily relationship-driven. Non-core deposits (which are defined as term deposits of $100,000 or greater) are much more interest rate sensitive. In any event, adequate sources of reasonably priced on-balance sheet funds, such as overnight Federal funds sold, due from banks and short-term investments maturing in less than one year, must be continually accessible for contingency purposes. This is accomplished primarily by the daily monitoring of certain accounts for sufficient balances to meet future loan commitments, as well as measuring Central Jersey Bank, N.A.'s liquidity position on a monthly basis.

      Supplemental sources of liquidity include large certificates of deposit, wholesale and retail repurchase agreements, and lines of credit with correspondent banks. Correspondent banks, which are typically referred to as "banker's banks," offer essential services such as cash letter processing, investment services, loan participation support, wire transfer operations and other traditional banking services. Brokered deposits, which are deposits obtained, directly or indirectly, from or through the mediation or assistance of a deposit broker, may be utilized as supplemental sources of liquidity in accordance with Central Jersey Bank, N.A.'s balance sheet management policy. Contingent liquidity sources may include off-balance sheet funds, such as advances from both the Federal Home Loan Bank and the Federal Reserve Bank, and Federal funds purchase lines with "upstream" correspondents. An additional source of liquidity is made available by curtailing loan activity and instead using the available cash to fund short-term investments such as overnight Federal funds sold or other approved investments maturing in less than one year. In addition, future expansion of Central Jersey Bank, N.A.'s retail banking network will create additional sources of liquidity from new deposit customer relationships.

      Central Jersey Bank, N.A. is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Central Jersey Bank, N.A.'s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Central Jersey Bank, N.A. must meet specific capital guidelines that involve quantitative measures of Central Jersey Bank, N.A.'s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Central Jersey Bank, N.A.'s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. See "Item 1. Business - Government Regulation."

      Quantitative measures established by regulation to ensure capital adequacy require Central Jersey Bank, N.A. to maintain minimum amounts and ratios (set forth in the following table) of Total Capital and Tier 1 Capital to risk weighted assets and of Tier 1 Capital to average assets (leverage ratio). As of December 31, 2005, Central Jersey Bank, N.A. met all capital adequacy requirements to which it is subject.

      As of December 31, 2005, the most recent notification from the OCC categorized Central Jersey Bank, N.A. as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that we believe have changed Central Jersey Bank, N.A.'s category.

      The following is a summary of Central Jersey Bank, N.A.'s and Central Jersey Bancorp's actual capital ratios as of December 31, 2005 and 2004, compared to the minimum capital adequacy requirements and the requirements for classification as a "well-capitalized" institution:

                                              Tier I                 Tier I
                                            Capital to             Capital to           Total Capital to
                                       Average Assets Ratio       Risk Weighted           Risk Weighted
                                         (Leverage Ratio)          Asset Ratio             Asset Ratio
                                         2005        2004        2005        2004        2005       2004
                                      --------------------------------------------------------------------
Central Jersey Bancorp                   7.60%       8.15%      10.15%      12.70%      11.05%      13.70%
Central Jersey Bank N.A                  7.85%       8.23%      10.57%      12.82%      11.48%      13.82%

(a) "Adequately capitalized"
institution (under federal
regulations)                             4.00%       4.00%       4.00%       4.00%       8.00%       8.00%

(b) "Well capitalized" institution
(under federal regulations)              5.00%       5.00%       6.00%       6.00%      10.00%      10.00%

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

      The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of Subordinated Debentures from Central Jersey Bancorp. The Subordinated Debentures bear a variable interest rate equal to LIBOR plus 2.85%. Although the Subordinated Debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp. At December 31, 2005, the $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital. Central Jersey Bancorp is using the proceeds it received from the Subordinated Debentures to support the general balance sheet growth of Central Jersey Bancorp and to help ensure that Central Jersey Bank, N.A. maintains the required regulatory capital ratios.

      On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At December 31,

2005, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities. Based on a preliminary review of the final rule, Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital. However, in the event that the trust preferred issues do not qualify as Tier I Capital, Central Jersey Bank, N.A. would remain well capitalized.

Recent Accounting Pronouncements

      Financial Accounting Standards Board (the "FASB") Statement No. 123 (revised 2004) ("Statement No. 123(R)") addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant date fair value of stock options and other equity-based compensation issued to employees in the income statement. Statement 123(R) also generally requires that an entity account for those transactions using the fair-value-based method, and eliminates an entity's ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. Statement 123(R) requires entities to disclose information needed about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for Central Jersey Bancorp beginning January 1, 2006. Central Jersey Bancorp must use either the modified prospective or the modified retrospective transition method. The adoption of Statement 123(R) will cause Central Jersey Bancorp to recognize additional expense upon the grant of each stock option. However, management does not anticipate the adoption of Statement 123(R) to have a material impact on Central Jersey Bancorp's consolidated financial statements.

      FASB Staff Position No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (the "FSP), was issued on November 3, 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary, and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in ETTF issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally SFAS No. 115 and SEC Staff Accounting Bulletin 58) Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security's cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognizes an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. Central Jersey Bancorp does not expect that the application of the FSP will have a material impact on its financial condition, results of operations or financial statement disclosures.

      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154
requires retroactive application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006, with earlier application permitted to accounting changes and corrections of errors made in fiscal years beginning after May 31, 2005.

Impact of Inflation

      The consolidated financial statements and related financial data presented in this report have been prepared in accordance with generally accepted principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operation of Central Jersey Bancorp and Central Jersey Bank, N.A. is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, the effects of general levels of inflation are primarily reflected in the interest rate paid in liabilities and earned on interest earning assets. Interest rates do not necessarily move in the same magnitude as the prices of goods and services. We believe that continuation of our efforts to manage the rates, liquidity and interest sensitivity of our assets and liabilities is necessary to generate an acceptable return on assets.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

Qualitative Analysis

      Interest rate risk is the exposure of a bank's current and future earnings and capital arising from the adverse movements in interest rates. Central Jersey Bank, N.A.'s most significant risk exposure is interest rate risk. The guidelines of Central Jersey Bank N.A.'s interest rate risk policy seek to limit the exposure to changes in interest rates that affect the underlying economic value of assets and liabilities, earnings and capital.

      The Asset/Liability Committee of Central Jersey Bank, N.A. meets on a quarterly basis to review the impact of interest rate changes on net interest income, net interest margin and economic value of equity. Members of the Asset/Liability Committee include Central Jersey Bancorp's President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Lending Officer. The Asset/Liability Committee reviews a variety of strategies that project changes in asset or liability mix and the impact of those changes on projected net interest income.

      Central Jersey Bank, N.A.'s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Time deposit accounts as a percentage of total deposits were 34.9% at December 31, 2005 compared to 34.7% at December 31, 2004. Time deposits are generally short term in nature. As of December 31, 2005, 89.7% of all time deposits had maturities of one year or less compared to 89.1% at December 31, 2004. Central Jersey Bank, N.A.'s ability to retain maturing time deposit accounts is the result of a strategy to remain competitive priced within the marketplace. Central Jersey Bank, N.A.'s pricing strategy may vary depending upon funding needs and Central Jersey Bank, N.A.'s ability to fund operations through alternative sources, primarily by accessing short term lines of credit with the Federal Home Loan Bank during periods of pricing dislocation.

Quantitative Analysis

      Central Jersey Bank, N.A. measures sensitivity to changes in interest rates through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base case and rising and declining interest rate forecasts. Central Jersey Bank, N.A. measures changes in net interest income for the forecast period, generally twelve to twenty-four months, within set limits for acceptable change.

      The following table sets forth the results of the twelve month projected net interest income model as of December 31, 2005.

Change in Interest Rates                        Net Interest Income
In Basis Points (Rate Shock)                    -------------------
----------------------------
                                       Amount ($)     Change ($)      Change (%)
--------------------------------------------------------------------------------

-200                                    $16,670        $  (508)         (2.96)%
-100                                     17,026           (152)         (0.88)%
Base Case                                17,178             --             --
+100                                     17,427            249           1.45%
+200                                     17,650            472           2.75%

      The above table indicates that as of December 31, 2005, in the event of an immediate 200 basis point parallel increase in interest rates, Central Jersey Bank, N.A. would experience a 2.75%, or $472 thousand, increase in net interest income. In the event of a 200 basis point decrease in interest rates, Central Jersey Bank, N.A. would experience a (2.96%), or $508 thousand, decrease in net interest income.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

      The consolidated financial statements and supplementary data of Central Jersey Bancorp called for by this item are submitted under a separate section of this report. Reference is made to the Index of Consolidated Financial Statements contained on page F-1 herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------

      None.

Item 9A. Controls and Procedures
         -----------------------

      As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, Central Jersey Bancorp carried out an evaluation of the effectiveness of the design and operation of Central Jersey Bancorp's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of Central Jersey Bancorp's management, including Central Jersey Bancorp's President and Chief Executive Officer and Central Jersey Bancorp's Executive Vice President and Chief Financial Officer, who concluded that Central Jersey Bancorp's disclosure controls and procedures are effective. There has been no significant change in Central Jersey Bancorp's internal controls during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Central Jersey Bancorp's internal control over financial reporting.

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Central Jersey Bancorp's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Central Jersey Bancorp's reports filed under the Exchange Act is accumulated and communicated to management, including Central Jersey Bancorp's President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Management's Annual Report on Internal Control Over Financial Reporting
     -----------------------------------------------------------------------

      The management of Central Jersey Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting. Central Jersey Bancorp's internal control system is a process designed to provide reasonable assurance to the company's management and board of directors regarding the preparation and fair presentation of published financial statements.

      Central Jersey Bancorp's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Central Jersey Bancorp; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Central Jersey Bancorp's assets that could have a material effect on our financial statements.

      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Management assessed the effectiveness of Central Jersey Bancorp's internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). Based on the assessment management believes that, as of December 31, 2005, Central Jersey Bancorp's internal control over financial reporting is effective based on those criteria.

           Attestation Report of the Registered Public Accounting Firm
           -----------------------------------------------------------

      Central Jersey Bancorp's independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effectiveness of, Central Jersey Bancorp's internal control over financial reporting as of December 31, 2005. This report appears on page F-3.

Item 9B. Other Information
         -----------------

      None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

      The information required under this Item with respect to Central Jersey Bancorp's directors and executive officers is contained in Central Jersey Bancorp's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 25, 2006, under the captions "Election of Directors," "Compliance with Section 16(a) of the Securities Exchange Act" and "Executive Officers" and is incorporated herein by reference.

Item 11. Executive Compensation
         ----------------------

      The information required under this Item with respect to executive compensation is contained in Central Jersey Bancorp's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 25, 2006, under the caption "Executive Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         ------------------------------------------------------------------
         Related Stockholder Matters
         ---------------------------

      The information required by Items 201(d) and 403 of Regulation S-B is contained in Central Jersey Bancorp's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 25, 2006, under the captions "Securities Authorized for Issuance under Equity Compensation Plan" and "Principal Shareholders and Security Ownership of Management" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

      The information required by this item is contained in Central Jersey Bancorp's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 25, 2006, under the caption "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
         --------------------------------------

      The information required by this item is contained in Central Jersey Bancorp's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 25, 2006, under the caption "Principal Accountant Fees and Services" and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules
         ------------------------------------------

      (a)   Exhibits
            --------

            Reference is made to the Index of Exhibits beginning on page E-1 herein.

      (b)   Financial Statement Schedules:
            ------------------------------

            Reference is made to the Index of Consolidated Financial Statements on page F-1 herein. No schedules are included with the consolidated financial statements because the required information is inapplicable or is presented in the consolidated financial statements or notes thereto.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CENTRAL JERSEY BANCORP


Date: March 14, 2006                  By: /s/ James S. Vaccaro
                                          -------------------------------------
                                          James S. Vaccaro
                                          President and Chief Executive Officer

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James S. Vaccaro and Robert S. Vuono and each of them, his true and lawful attorneys-in-fact and agents for him and in his name, place an stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the following persons in the capacities and on the dates stated.

          Signatures                                Title                               Date
          ----------                                -----                               ----

     /s/ George S. Callas            Chairman of the Board of Directors            March 14, 2006
--------------------------------
       George S. Callas


      /s/ Carl F. Chirico            Vice Chairman of the Board of Directors       March 14, 2006
---------------------------------
        Carl F. Chirico


     /s/ James S. Vaccaro            President and Chief Executive Officer         March 14, 2006
--------------------------------     (Principal Executive Officer)
       James S. Vaccaro

          Signatures                                Title                               Date
          ----------                                -----                               ----

      /s/ Robert S. Vuono            Senior Executive Vice President,              March 14, 2006
--------------------------------     Chief Operating Officer, Secretary
        Robert S. Vuono              and Director


   /s/ Anthony Giordano, III         Executive Vice President,  Chief              March 14, 2006
--------------------------------     Financial Officer, Treasurer and
     Anthony Giordano, III           Assistant Secretary (Principal
                                     Financial and Accounting Officer)


      /s/ James G. Aaron                           Director                        March 14, 2006
--------------------------------
        James G. Aaron


      /s/ Mark R. Aikins                           Director                        March 14, 2006
--------------------------------
        Mark R. Aikins


   /s/ Nicholas A. Alexander                       Director                        March 14, 2006
--------------------------------
     Nicholas A. Alexander


    /s/ John A. Brockriede                         Director                        March 14, 2006
--------------------------------
      John A. Brockriede


      /s/ James P. Dugan                           Director                        March 14, 2006
--------------------------------
        James P. Dugan


     /s/ M. Claire French                          Director                        March 14, 2006
--------------------------------
       M. Claire French


     /s/ William H. Jewett                         Director                        March 14, 2006
--------------------------------
       William H. Jewett


    /s/ Paul A. Larson, Jr.                        Director                        March 14, 2006
--------------------------------
      Paul A. Larson, Jr.


      /s/ John F. McCann                           Director                        March 14, 2006
--------------------------------
        John F. McCann

          Signatures                                Title                               Date
          ----------                                -----                               ----

      /s/ Carmen M. Penta                          Director                        March 14, 2006
--------------------------------
        Carmen M. Penta


       /s/ Mark G. Solow                           Director                        March 14, 2006
--------------------------------
         Mark G. Solow

                             CENTRAL JERSEY BANCORP
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                                    Contents

                                December 31, 2005

Reports of Independent Registered Public Accounting Firm ....................F-2
Consolidated Balance Sheets at December 31, 2005 and 2004....................F-5
Consolidated Statements of Income for the years ended December 31, 2005,
     2004 and 2003...........................................................F-6
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003..................................F-7
Consolidated Statement of Cash Flows for the years ended
     December 31, 2005, 2004 and 2003........................................F-8
Notes to Consolidated Financial Statements...................................F-9

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Central Jersey Bancorp:

We have audited the accompanying consolidated balance sheets of Central Jersey Bancorp and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of Central Jersey Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Jersey
Bancorp and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Central Jersey Bancorp and subsidiary's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP
Short Hills, New Jersey
March 10, 2006

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

                  On Internal Control Over Financial Reporting
                  --------------------------------------------

The Board of Directors and Shareholders
Central Jersey Bancorp:

We have audited management's assessment, included on page 45, Item 9A., Control Procedures - Management Report on Internal Control Over Financial Reporting, that Central Jersey Bancorp and subsidiary (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Central Jersey Bancorp and subsidiary maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Central Jersey Bancorp and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Central Jersey Bancorp and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.


/s/ KPMG LLP
Short Hills, New Jersey
March 10, 2006

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004
                (dollars in thousands, except per share amounts)

ASSETS                                                                2005          2004
------                                                             ---------     ---------
Cash and due from banks                                            $  21,228     $   9,169
Federal funds sold                                                        --         9,425
Investment securities available for sale, at market value            111,175        73,668
Investment securities held to maturity (market value of $22,058
   and $16,549 at December 31, 2005 and 2004, respectively)           22,567        16,484
Loans held for sale                                                    3,127            --
Loans, net                                                           307,168       139,697
Accrued interest receivable                                            2,636         1,075
Premises and equipment                                                 6,006         2,496
Bank owned life insurance                                              3,338            --
Goodwill                                                              27,229            --
Core deposit intangible                                                3,097            --
Other assets                                                           6,992         2,101
                                                                   ---------     ---------
        Total assets                                               $ 514,563     $ 254,115
                                                                   =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
   Non-interest bearing                                            $  91,297     $  29,897
   Interest bearing                                                  316,257       202,956
                                                                   ---------     ---------
                                                                     407,554       232,853

Other borrowings                                                      38,191            --
Subordinated debentures                                                5,155         5,155
Accrued expenses and other liabilities                                 1,885           252
                                                                   ---------     ---------
        Total liabilities                                            452,785       238,260
                                                                   ---------     ---------

Shareholders' equity:
Common stock, par value $0.01 per share. Authorized
   100,000,000 shares and issued and outstanding
   7,780,804 and 3,721,450 shares at December 31, 2005
   and 2004, respectively                                                 78            38
Additional paid-in capital                                            60,003        15,218
Accumulated other comprehensive loss                                  (2,153)         (619)
Retained earnings                                                      3,850         1,218
                                                                   ---------     ---------
        Total shareholders' equity                                    61,778        15,855
                                                                   ---------     ---------
        Total liabilities and shareholders' equity                 $ 514,563     $ 254,115
                                                                   =========     =========

See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                (dollars in thousands, except per share amounts)

                                                                  2005          2004          2003
                                                               ----------    ----------    ----------
Interest and dividend income:
   Interest and fees on loans                                  $   18,726    $    8,206    $    6,438
   Interest on securities available for sale                        4,891         2,517         1,791
   Interest on securities held to maturity                          1,091           714           742
   Interest on federal funds sold and due from banks                  239           114           140
                                                               ----------    ----------    ----------
        Total interest and dividend income                         24,947        11,551         9,111

Interest expense:
   Interest expense on deposits                                     6,615         2,836         2,612
   Interest expense on subordinated debentures                        340           193            --
   Interest expense on other borrowings                               547            17            --
                                                               ----------    ----------    ----------
        Total interest expense                                      7,502         3,046         2,612

                                                               ----------    ----------    ----------
        Net interest income                                        17,445         8,505         6,499

Provision for loan losses                                             426           260           150
                                                               ----------    ----------    ----------
        Net interest income after provision for loan losses        17,019         8,245         6,349
                                                               ----------    ----------    ----------

Other income:
   Service charges on deposit accounts                              1,401           830           656
   Income on bank owned life insurance                                112            --            --
   Gain on the sale of available for sale securities                   --            --            76
   Gain on the sale of loans held for sale                            105            --            13
   Other service charges, commissions and fees                          6            19            35
                                                               ----------    ----------    ----------
        Total other income                                          1,624           849           780
                                                               ----------    ----------    ----------

Operating expenses:
   Salaries and employee benefits                                   7,287         3,619         3,185
   Net occupancy expenses                                           1,718           844           792
   Outside service fees                                             1,017           530           500
   Data processing fees                                               937           571           485
   Core deposit intangible amortization                               688            --            --
   Professional and application fees                                  687           311           301
   Furniture, fixtures and equipment                                  599           290           273
   Stationery, supplies and printing                                  288           185           172
   Advertising and public relations                                   220           236           182
   Insurance                                                          192           106            77
   Telephone and postage                                              134           136           126
   Other operating expenses                                           783           270           232
                                                               ----------    ----------    ----------
        Total other expenses                                       14,550         7,098         6,325
                                                               ----------    ----------    ----------

Income before provision for income taxes                            4,093         1,996           804
Income taxes                                                        1,461           778           322
                                                               ----------    ----------    ----------
   Net income                                                  $    2,632    $    1,218    $      482
                                                               ==========    ==========    ==========

Basic earnings per share                                       $      .34    $      .33    $      .13
                                                               ==========    ==========    ==========
Diluted earnings per share                                     $      .31    $      .31    $      .13
                                                               ==========    ==========    ==========
Average basic shares outstanding                                7,754,487     3,721,376     3,721,176
                                                               ==========    ==========    ==========
Average diluted shares outstanding                              8,484,869     3,922,962     3,833,962
                                                               ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                             (dollars in thousands)

                                                                        Accumulated
                                                          Additional       other
                                              Common       paid-in      comprehensive    Retained
                                              stock        capital      income (loss)    earnings         Total
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                 $     37      $ 14,745       $    149       $     --       $ 14,931
----------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                         --            --             --            482            482
Unrealized loss on securities
 available for sale, net of tax of ($213)          --            --           (461)            --           (461)
Less reclassification adjustment for
   gains included in income, net of tax
   of $30                                          --            --            (46)            --            (46)
                                                                                                        --------
Total comprehensive loss                           --            --             --             --            (25)
Issuance of 5% stock distribution -
   88,254 shares                                    1           481             --           (482)            --
Fractional shares paid in cash                     --            (8)            --             --             (8)
Exercise of stock options - 144 shares             --             1             --             --              1
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                 $     38      $ 15,219       $   (358)      $     --       $ 14,899
----------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                         --            --             --          1,218          1,218
Unrealized loss on securities
 available for sale, net of tax of ($152)          --            --           (261)            --           (261)
                                                                                                        --------
Total comprehensive income                         --            --             --             --            957
Fractional shares paid in cash                     --            (4)            --             --             (4)
Exercise of stock options - 522 shares             --             3             --             --              3
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                 $     38      $ 15,218       $   (619)      $  1,218       $ 15,855
----------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                         --            --             --          2,632          2,632
Unrealized loss on securities
 available for sale, net of tax of ($881)          --            --         (1,534)            --         (1,534)
                                                                                                        --------
Total comprehensive income                         --            --             --             --          1,098
Allaire Community Bank combination                 40        44,356             --             --         44,496
Exercise of stock options - 49,278
 shares                                            --           429             --             --            429
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005                 $     78      $ 60,003       $ (2,153)      $  3,850       $ 61,778
================================================================================================================

See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                             (dollars in thousands)

                                                                                       2005         2004         2003
                                                                                     ---------------------     --------
Cash flows from operating activities:
   Net income                                                                        $  2,632     $  1,218     $    482
Adjustments to reconcile net income to net cash provided by operating activities:
   Increase in cash surrender value of life insurance                                    (112)          --           --
   Deferred taxes                                                                        (189)        (215)         (50)
   Provision for loan losses                                                              426          260          150
   Depreciation and amortization                                                          736          422          417
   Gain on the sale of available for sale securities                                       --           --          (76)
    Increase in accrue interest receivable                                               (242)        (107)         (21)
    Core deposit intangible amortization                                                  688           --           --
   Decrease (increase) in due from broker                                                  --        4,961       (4,961)
   Gain on the sale of loans held for sale                                               (105)          --          (13)
   Origination of loans held for sale                                                 (11,591)          --       (1,605)
   Proceeds from sale of loans held for sale                                            8,569           --        1,920
   Net premium amortization on held to maturity securities                                  7           77          108
   Net premium amortization on available for sale securities                              246          362          864
   Increase in other assets                                                            (4,510)        (650)        (185)
   Decrease in accrued expenses and other liabilities                                    (119)        (228)         (19)
                                                                                     ----------------------------------
      Net cash (used in) provided by operating activities                              (3,564)       6,100       (2,968)
                                                                                     ----------------------------------

Cash flows from investing activities:
   Purchase of investment securities held to maturity                                      --       (4,992)      (9,963)
   Purchase of investment securities available for sale                                    --      (21,127)     (85,995)
   Maturities of and paydowns on investment securities held to maturity                 2,995        3,510       20,315
   Maturities of and paydowns on investment securities available for sale              16,707       14,864       43,082
   Proceeds from sale of investment securities available for sale                          --           --       17,870
   Net increase in loans                                                              (48,052)     (24,152)     (26,627)
   Cash/cash equivalents acquired in Allaire Community Bank combination                 6,886           --           --
   Purchases of premises and equipment, net                                              (710)        (746)        (950)
                                                                                     ----------------------------------
        Net cash used in investment activities                                        (22,174)     (32,643)     (42,268)
                                                                                     ----------------------------------

Cash flows from financing activities:
   Proceeds from stock options exercised                                                  262           --           --
   Net increase in non-interest bearing deposits                                       22,163        3,079        4,237
   Net decrease in interest bearing deposits                                          (17,341)      22,540       38,990
   Issuance of subordinated debentures                                                     --        5,155           --
   Issuance of common stock, net                                                           --            3            1
   Net increase in other borrowings                                                    23,288           --           --
   Cash paid for fractional shares                                                         --           (4)          (8)
                                                                                     ----------------------------------
      Net cash provided by financing activities                                        28,372       30,773       43,220
                                                                                     ----------------------------------

      Increase (decrease) in cash and cash equivalents                                  2,634        4,230       (2,016)

Cash and cash equivalents at beginning of period                                       18,594       14,364       16,380
                                                                                     ----------------------------------
Cash and cash equivalents at end of period                                           $ 21,228     $ 18,594     $ 14,364
                                                                                     ==================================

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                             (dollars in thousands)

                                                                              2005        2004        2003
                                                                            --------------------------------
Cash paid during the period for:
   Interest                                                                 $  7,597    $  2,986    $  2,616
   Taxes                                                                    $  1,860    $    993    $    361
Non cash investing activities:
   Fair value of assets acquired in Allaire Community Bank combination      $201,820    $     --    $     --
   Goodwill and core deposit intangible resulting from Allaire Community
       Bank combination                                                     $ 31,014    $     --    $     --
   Liabilities assumed in Allaire Community Bank combination                $186,528    $     --    $     --
   Common stock issued for Allaire Community Bank combination               $ 39,803    $     --    $     --

See accompanying notes to consolidated financial statements

Central Jersey Bancorp and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

(1) Summary of Significant Accounting Policies

Business

On January 1, 2005, Central Jersey Bancorp completed its strategic business combination transaction with Allaire Community Bank, a New Jersey state-chartered bank, pursuant to which Allaire Community Bank became a wholly-owned bank subsidiary of Central Jersey Bancorp. On the effective date of the combination, the name of the holding company was changed from Monmouth Community Bancorp to Central Jersey Bancorp. In August 2005, Central Jersey Bancorp combined its two bank subsidiaries, Monmouth Community Bank, N.A. and Allaire Community Bank, into a single banking entity, named Central Jersey Bank, N.A. Central Jersey Bancorp currently owns one operating subsidiary, Central Jersey Bank, N.A.

Effective August 31, 2000, Central Jersey Bancorp, a newly formed corporation, acquired all of the shares of Central Jersey Bank N.A. Each share of $5 par value common stock of Central Jersey Bank, N.A. was exchanged for one share of $0.01 par value common stock of Central Jersey Bancorp. The reorganization was accounted for as if it were a pooling of interests. Central Jersey Bancorp and Central Jersey Bank, N.A. are collectively referred to herein as the "Company."

The Company provides a full range of banking services to customers located primarily in the greater Monmouth County, New Jersey area. Central Jersey Bancorp and Central Jersey Bank, N.A. are subject, as applicable, to federal statutes applicable to banks and bank holding companies. In 2001, Central Jersey Bank N.A. converted from a state chartered institution to a nationally chartered institution regulated by the Office of Comptroller of the Currency (the "OCC"). Central Jersey Bank, N.A.'s deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). Central Jersey Bancorp is subject to regulation, supervision and examination by the Federal Reserve Bank of New York.

Central Jersey Bancorp effected a two-for-one stock split, in the form of a stock dividend, for shareholders of record on June 15, 2005, which resulted in 7,780,804 authorized and outstanding shares of Central Jersey Bancorp common stock as of December 31, 2005. Central Jersey Bancorp effected six-for-five stock split, in the form of a stock dividend, for shareholders of record as of July 15, 2004, which resulted in 3,721,450 authorized and outstanding shares of Central Jersey Bancorp common stock as of December 31, 2004. Central Jersey Bancorp effected a 5% stock distribution for shareholders of record as of December 15, 2003, which resulted in 3,720,806 authorized and outstanding shares of Central Jersey Bancorp common stock as of December 31, 2003. All prior period amounts have been retroactively restated to reflect the aforementioned stock splits and stock distributions.

Basis of Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Central Jersey Bancorp and its wholly-owned bank subsidiary, Central Jersey Bank, N.A. All significant inter-company accounts and transactions have been eliminated in consolidation In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and results of operations for the periods indicated. Actual results could differ significantly from those estimates.

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

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

Investment Securities

Investment securities held to maturity are comprised of debt securities that the Company has the positive intent and ability to hold to maturity. Such securities are stated at cost, adjusted for amortization of premiums and accretion of discounts over the remaining lives of the securities as an adjustment to the yield. On a quarterly basis, the Company evaluates investment securities for other than temporary impairment.

Securities to be held for indefinite periods of time and not intended to be held to maturity, including all equity securities, are classified as available for sale. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. Securities available for sale are carried at estimated fair value and unrealized holding gains and losses on such securities are excluded from earnings and reported as a separate component of shareholders' equity, adjusted for amortization of premiums and accretion of discounts over the remaining lives of the securities as an adjustment to the yield. Gains and losses on sales of securities are based on the specific identification method and are accounted for on a trade date basis. On a quarterly basis, the Company evaluates investment securities for other than temporary impairment.

Loans Held for Sale

Loans held for sale are carried at the lower of aggregate cost or fair value.

Loans

Loans are stated at unpaid principal balances, less unearned income and deferred loan fees and costs.

Interest on loans is credited to operations based upon the principal amount outstanding.

Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized over the estimated life of the loan as an adjustment to the loan's yield.

A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows, or, as a practical expedient, at the loan's observable market price, or the fair value of the underlying collateral, if the loan is collateral dependent. Conforming residential mortgage loans, home equity and second mortgages, and loans to individuals are excluded from the definition of impaired loans as they are characterized as smaller balance, homogeneous loans and are collectively evaluated.

The accrual of income on loans, including impaired loans, is generally discontinued when a loan becomes more than ninety days delinquent as to principal or interest or when other circumstances indicate that collection is questionable, unless the loan is well secured and in the process of collection. Income on non-accrual loans, including impaired loans, is recognized only in the period in which it is collected, and only if management determines that the loan principal is fully collectible. Loans are returned to an accrual status when a loan is brought current as to principal and interest and reasons indicating doubtful collection no longer exists.

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

Bank-Owned Life Insurance

Bank-owned life insurance is accounted for using the cash surrender value method and is recorded at its realizable value. The change in the net asset value is included in other assets and other non-interest income.

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

Net Income Per Share

Basic and diluted net income per share for the year ended December 31, 2005 was calculated by dividing the net income of $2.6 million by the weighted average number of shares outstanding of 7,754,487 (as to the basic net income per share determination) and 8,484,869 (as to the diluted net income per share determination). Basic and diluted net income per share for the year ended December 31, 2004 was calculated by dividing the net income of $1.2 million by the weighted average number of shares outstanding of 3,721,376 (as to the basic net income per share determination) and 3,922,962 (as to the diluted net income per share determination). Basic and diluted net income per share for year ended December 31, 2003 was calculated by dividing the net income of $482,000 by the weighted average number of shares outstanding of 3,721,176 (as to the basic net income per share determination) and 3,833,962 (as to the diluted net income per share determination.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Federal funds sold are generally sold for one-day periods.

Intangible Assets

Intangible assets of the Company, consists of goodwill and core deposit premiums. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis.

Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on accelerated basis over a period of ten years. The amortization of the core deposit premium is recorded in other operating expenses.

Impairment

Long-lived assets including goodwill and certain identifiable intangibles are periodically evaluated for impairment in value. Long-lived assets and deferred costs are typically measured whenever events or circumstances indicate that the carrying amount may not be recoverable. No such events have occurred during the periods reported. Certain identifiable intangibles and goodwill are evaluated for impairment at least annually utilizing the "market approach" as prescribed by SFAS No. 142, Goodwill and Other Intangible Assets. Asset impairment is recorded when required.

Stock Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method under Accounting Principles Board No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock-based Compensation-Transaction and Disclosure, permits the use of the intrinsic value method; however, also requires the Company to disclose the pro forma net income and earnings per share as if the stock-based compensation had been accounted for using the fair value method. Had the compensation costs for the Company's stock option plan been determined based on the fair value method, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

                                                    2005       2004       2003
--------------------------------------------------------------------------------
Net Income:
  As reported                                     $  2,632   $  1,218   $    482
Deduct: Total stock-based employee
  compensation expense determined under the
  fair value based method for all awards, net
  of related tax effects                               882        305        111
                                                  ------------------------------
  Pro forma                                       $  1,750   $    913   $    371

Net income per share - basic:
  As reported                                     $   0.34   $   0.33   $   0.13
  Pro forma                                       $   0.23   $   0.25   $   0.10

Net income per share - diluted:
  As reported                                     $   0.31   $   0.31   $   0.13
  Pro forma                                       $   0.21   $   0.24   $   0.10

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for 2004 grants: dividend yield of 0%; expected volatility of 27.61%; risk free interest rate of 3.07% for director grants; and expected lives of four years. There were no employee stock option grants during 2004. The following weighted-average assumptions were used for 2003 grants: dividend yield of 0%; expected volatility of 28.12%; risk free interest rate of 3.28% and 2.91% for employee and director grants, respectively; and expected lives of four years. There were no new grants during 2005.

Effective January 1, 2005, Central Jersey Bancorp, formerly known as Monmouth Community Bancorp ("MCB"), and Allaire Community Bank consummated a combination in the form of a merger which resulted in the accelerated vesting of MCB options. The Company accounted for the accelerated vesting of MCB stock options in accordance with FIN 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.

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

The combination was accounted for as a purchase and the excess cost over the fair value of net assets acquired ("goodwill") in the transaction was $27.2 million. Under the provisions of SFAS No. 142, goodwill is not being amortized in connection with this transaction and the goodwill will not be deductible for income tax purposes. The Company also recorded a core deposit intangible of $3.8 million in connection with the combination, which is being amortized on an accelerated basis over 10 years. The amortization of premiums and discounts resulting from the fair value adjustments of assets and liabilities may have a material impact on the Company's results of operations in future periods.

The following table presents data with respect to the fair values of assets and liabilities acquired in the combination with Allaire Community Bank (in thousands):

                                                  January 1, 2005
                                                  ---------------
           Assets:
              Cash and due from banks                 $  6,886
              Securities                                65,960
              Loans, net                               119,753
              Fixed assets                               3,536
              Other assets                               2,458
              Bank owned life insurance                  3,227
              Core deposit intangible                    3,785
              Goodwill                                  27,229
                                                      --------
           Total assets                               $232,834
                                                      ========
           Liabilities:
              Deposits                                $169,879
              Borrowings                                14,903
              Other liabilities                          1,752
                                                      --------
           Total liabilities                           186,534
                                                      --------
           Net assets acquired                        $ 46,300
                                                      ========

The net deferred tax asset resulting from adjustments of net assets acquired, including the creation of the core deposit intangible amounted to $72 thousand.

The computation of the purchase price, the allocation of the purchase price to net assets of Allaire Community Bank based on their respective values as of January 1, 2005 and the resulting amount of goodwill are presented below (dollars in thousands, except per share amounts):

Common shares outstanding of Allaire Community Bank                              1,996,140
Percentage exchanged for Central Jersey Bancorp common stock                           100%
                                                                               -----------
Allaire common shares exchanged for Central Jersey Bancorp common stock          1,996,140
Exchange ratio                                                                        1.00
                                                                               -----------
Central Jersey Bancorp common stock issued                                       1,996,140
Market price per share of Central Jersey Bancorp common stock                  $     19.94
                                                                               -----------
Total purchase price of Allaire Community Bank                                      39,803
Total common stockholders' equity of Allaire Community Bank                         16,031
                                                                               -----------
Excess of purchase price over carrying value of assets acquired                $    23,772
Purchase accounting adjustments related to assets and liabilities acquired:
  Transaction costs                                                                  2,089
    Tax effect of transaction costs (at 34%)                                          (718)
  Securities held to maturity                                                          219
  Securities available for sale                                                        291
  Loans                                                                               (388)
  Lease termination cost                                                               766
  Buildings                                                                           (350)
  Time deposits                                                                        (16)
  Collateralized borrowings                                                              3
  Stock options                                                                      4,700
    Tax effect of fair value adjustments (at 34%)                                     (866)
  Core deposit intangible                                                           (3,785)
    Tax effect of core deposit intangible (at 34%)                                   1,512
                                                                               -----------
Goodwill                                                                       $    27,229
                                                                               ===========

The following table presents pro forma condensed combined consolidated financial information of the Company for the years presented as if the combination had taken place on January 1 of such years (dollars in thousands, except per share data):

                                           Year ended             Year ended
                                        December 31, 2004      December 31, 2003
      --------------------------------------------------------------------------
      Net interest income                   $ 17,020               $ 13,754
      Net income                               2,494                  1,662
      Basic earnings per share                  0.34                   0.23
      Diluted earnings per share                0.33                   0.21

(3) Cash and Due from Banks

The Company is required to maintain reserve balances with the Federal Reserve Bank. As of December 31, 2005, the Company had a reserve balance of approximately $7.3 million. The Company was not required to maintain any other reserve balances.

(4) Securities

The amortized cost, gross unrealized gains and losses, and estimated market value of investment securities held to maturity and securities available for sale at December 31, 2005 and 2004 are as follows (in thousands):

----------------------------------------------------------------------------------------------------
                                              2005
----------------------------------------------------------------------------------------------------
                                                                   Gross        Gross      Estimated
                                                    Amortized    unrealized   unrealized     market
                                                       cost        gains        losses       value
----------------------------------------------------------------------------------------------------
Investment securities held to maturity:
Obligations of U.S. Government
  sponsored agencies                                 $ 12,657     $     --     $    312     $ 12,345
Mortgage-backed securities of U.S. Government
  sponsored agencies                                    9,910           37          234        9,713
----------------------------------------------------------------------------------------------------
Total                                                $ 22,567     $     37     $    546     $ 22,058
====================================================================================================
Investment securities available for sale:
Obligations of U.S. Government
  sponsored agencies                                 $ 85,272     $     --     $  2,355     $ 82,917
Mortgage-backed securities of U.S. Government
  sponsored agencies                                   29,246           --        1,092       28,154
Other debt securities                                     102            2           --          104
----------------------------------------------------------------------------------------------------
Total                                                $114,620     $      2     $  3,447     $111,175
====================================================================================================

---------------------------------------------------------------------------------------------------
                                              2004
---------------------------------------------------------------------------------------------------
                                                                  Gross        Gross      Estimated
                                                   Amortized    unrealized   unrealized     market
                                                      cost        gains        losses       value
---------------------------------------------------------------------------------------------------
Investment securities held to maturity:
Obligations of U.S. Government
  sponsored agencies                                $  3,992     $     --     $     27     $  3,965
Mortgage-backed securities of U.S. Government
  sponsored agencies                                  12,492          103           11       12,584
---------------------------------------------------------------------------------------------------
Total                                               $ 16,484     $    103     $     38     $ 16,549
===================================================================================================
Investment securities available for sale:
Obligations of U.S. Government
  sponsored agencies                                $ 35,915     $     --     $    588     $ 35,327
Mortgage-backed securities of U.S. Government
  sponsored agencies                                  38,783           18          460       38,341
---------------------------------------------------------------------------------------------------
Total                                               $ 74,698     $     18     $  1,048     $ 73,668
===================================================================================================

The amortized cost and estimated market value of investment securities held to maturity and debt securities available for sale at December 31, 2005 by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       Estimated
                                                         Amortized       market
                                                           cost          value
      --------------------------------------------------------------------------
      Investment securities held to maturity:
      Due after one year through five years               $  6,345      $  6,202
      Due after fifth year through tenth year                7,359         7,170
      Due after tenth year                                   8,863         8,686
      --------------------------------------------------------------------------
      Total                                               $ 22,567      $ 22,058
      ==========================================================================
      Investment securities available for sale:
      Due three months through one year                   $ 10,957      $ 10,811
      Due after one year through five years                 43,537        42,023
      Due after fifth year through tenth year               46,344        44,885
      Due after tenth year                                  13,782        13,456
      --------------------------------------------------------------------------
      Total                                               $114,620      $111,175
      ==========================================================================

There were no securities sales during 2005 and 2004. During 2003, securities available for sale with a carrying value of $17.9 million were sold realizing gains totaling $76 thousand.

At December 31, 2005 and 2004, there were $91,663 and $55,155, respectively, of investment securities pledged to secure public funds or for any other purposes required by law.

Gross unrealized losses on both securities held to maturity and securities available for sale and their related estimated fair values, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004 were as follows (in thousands):

----------------------------------------------------------------------------------------------------------------
                                       Less than 12 months          12 months or more                 Total
                                      --------------------------------------------------------------------------
                                                   Estimated                 Estimated                 Estimated
              2005                    Unrealized     market     Unrealized     market     Unrealized     market
      Investment securities             losses       value        losses       value        losses       value
----------------------------------------------------------------------------------------------------------------
U.S. Government sponsored agencies     $  1,553     $ 57,039     $  1,114     $ 36,787     $  2,667     $ 93,826
Mortgage-backed securities                  290       10,740        1,035       25,522        1,325       36,262
----------------------------------------------------------------------------------------------------------------
Total                                  $  1,843     $ 67,779     $  2,149     $ 62,309     $  3,992     $130,088
================================================================================================================

----------------------------------------------------------------------------------------------------------------
                                       Less than 12 months          12 months or more                 Total
                                      --------------------------------------------------------------------------
                                                   Estimated                 Estimated                 Estimated
              2004                    Unrealized     market     Unrealized     market     Unrealized     market
      Investment securities             losses       value        losses       value        losses       value
----------------------------------------------------------------------------------------------------------------
U.S. Government sponsored agencies     $    282     $ 23,685     $    333     $ 15,607     $    615     $ 39,292
Mortgage-backed securities                  274       27,243          197       11,995          471       39,238
----------------------------------------------------------------------------------------------------------------
Total                                  $    556     $ 50,928     $    530     $ 27,602     $  1,086     $ 78,530
================================================================================================================

U.S. Government sponsored agencies - The unrealized losses in U.S. Government sponsored agencies were caused by general interest rate increases. Since the Company has the ability and intent to hold these securities until a market price recovery or maturity, these securities are not considered other-than-temporarily impaired.

Mortgage-backed securities - The unrealized losses on mortgage-backed securities were caused by general interest rate increases. Fannie Mae and Freddie Mac guarantee the contractual cash flows of these securities. Since the decline in estimated market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these securities until a market price recovery or maturity, these securities are not considered other-than-temporarily impaired.

(5) Loans

Loans at December 31, 2005 and 2004 are summarized as follows (in thousands):

                                                             2005         2004
--------------------------------------------------------------------------------

Commercial and industrial loans                            $ 32,708     $ 22,392
Real estate loans - commercial                              232,570           --
1-4 family real estate loans                                  4,858       96,291
Home equity and second mortgages                             38,153       22,014
Consumer loans                                                2,054          638
--------------------------------------------------------------------------------
                                                            310,343      141,335
Less allowance for loan losses                                3,175        1,638
--------------------------------------------------------------------------------
Net loans                                                  $307,168     $139,697
================================================================================
Loans held for sale                                        $  3,127           --
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

Activity in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 is summarized as follows (in thousands):

                                                         2005        2004       2003
-------------------------------------------------------------------------------------
Balance, beginning of year                             $ 1,638     $ 1,378    $ 1,228
Allaire Community Bank combination                       1,203          --         --
Provision charged to expense                               426         260        150
Charge-offs                                                (92)         --         --
Recoveries                                                  --          --         --
-------------------------------------------------------------------------------------
Balance, end of year                                   $ 3,175     $ 1,638    $ 1,378
=====================================================================================
Ratio of allowance for loan losses to total loans         1.02%       1.16%      1.18%
=====================================================================================

At December 31, 2005, 2004 and 2003, the Company had non-accrual loans totaling $79, $128, and $40, respectively, and no impaired loans. There were no loans ninety days or greater past due and still accruing interest at December 31, 2005, 2004 and 2003.

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

The Company's exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contract or notional amount of financial instruments which represent credit risk at December 31, 2005 and 2004 is as follows (in thousands):

                                                             2005
      ------------------------------------------------------------
      Standby letters of credit                           $  1,289
      Outstanding loan and credit line commitments        $ 66,333
      ------------------------------------------------------------

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party. The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers. All of Central Jersey Bank, N.A.'s outstanding standby letters of credit are performance standby letters within the scope of FASB Interpretation No. 45. These are irrevocable undertakings by Central Jersey Bank, N.A., as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation. Most of Central Jersey Bank, N.A.'s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments Central Jersey Bank, N.A. could be required to make equals the face amount of the letters of credit shown above. Central Jersey Bank, N.A.'s liability for performance standby letters of credit was insignificant at December 31, 2005.

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

(6) Premises and Equipment

Premises and equipment at December 31, 2005 and 2004 are summarized as follows (in thousands):

                                                           2005          2004
      -------------------------------------------------------------------------
      Land                                               $  1,074      $    176
      Buildings and improvements                            1,382           377
      Leasehold improvements                                3,551         1,929
      Equipment                                             3,746         1,545
      Auto                                                     78            --
      -------------------------------------------------------------------------
                                                            9,831         4,027
      Accumulated depreciation and amortization            (3,825)       (1,531)
      -------------------------------------------------------------------------
                                                         $  6,006      $  2,496
      =========================================================================

Depreciation and amortization expense amounted to $736, $422 and $417 in 2005, 2004 and 2003, respectively.

(7) Deposits

Interest-bearing deposits at December 31, 2005 and 2004 consist of the following (in thousands):

                                                             2005         2004
      --------------------------------------------------------------------------
      Savings and N.O.W. accounts                          $173,993     $122,225
      Certificates of deposit less than $100,000             67,813       27,353
      Certificates of deposit of $100,000 or more            74,451       53,378
      --------------------------------------------------------------------------
      Total                                                $316,257     $202,956
      ==========================================================================

At December 31, 2005, certificates of deposit mature as follows: 2006 - $127,546; 2007 - $10,325; 2008 - $1,470 and 2009 - $2,923.

(8) Subordinated Debentures and Other Borrowings

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

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.2 million of Subordinated Debentures from Central Jersey Bancorp. The Subordinated Debentures bear a variable interest rate equal to LIBOR plus 2.85%. Although the Subordinated Debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp. At December 31, 2005, the $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital. Central Jersey Bancorp is using the proceeds it received from the Subordinated Debentures to support the general balance sheet growth of Central Jersey Bancorp and to help ensure that Central Jersey Bank, N.A. maintains the required regulatory capital ratios.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At December 31, 2005, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities. Based on a preliminary review of the final rule, Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital. However, in the event that the trust preferred issues do not qualify as Tier I Capital, Central Jersey Bank, N.A. would remain well capitalized.

Other borrowings were $38.2 million at December 31, 2005 as compared to no borrowings at December 31, 2004. These borrowings, which are short term in nature, were used to fund loan growth during the year ended December 31, 2005. Effective January 1, 2005, the combination with Allaire Community Bank increased borrowings by $14.9 million.

(9) Income Taxes

Components of income tax expense for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

                                                    2005       2004       2003
-------------------------------------------------------------------------------
Current income tax expense:
     Federal                                      $ 1,451    $   815    $   278
     State                                            199        178         94
-------------------------------------------------------------------------------
                                                    1,650        993        372
-------------------------------------------------------------------------------

Deferred income tax expense (benefit)
     Federal                                         (145)      (185)       (30)
     State                                            (44)       (30)       (20)
-------------------------------------------------------------------------------
                                                     (189)      (215)       (50)
-------------------------------------------------------------------------------
                                                  $ 1,461    $   778    $   322
===============================================================================

A reconciliation between the reported income taxes and income taxes which would be computed by applying the normal federal income tax rate of 34% to income before taxes follows (in thousands):

                                                         2005        2004       2003
-------------------------------------------------------------------------------------
Federal income tax                                     $ 1,392     $   679    $   273
State income tax effect, net of federal tax effect         102          97         48
Bank-owned life insurance                                  (38)         --         --
Meals and entertainment                                      4           2          3
Other                                                        1          --         (2)
-------------------------------------------------------------------------------------
Provision charged to expense                           $ 1,461     $   778    $   322
=====================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are as follows (in thousands):

                                                              2005        2004
-------------------------------------------------------------------------------
Deferred tax assets:
Allowance for loan losses                                   $ 1,216     $   604
New Jersey NOL carry forwards                                    20           5
Allowance for uncollected interest                               25          20
Unrealized loss - securities available for sale               1,292         390
Net purchase accounting adjustments                              41          --
Software amortization                                             7          --
Other                                                             4          --
-------------------------------------------------------------------------------
Gross deferred tax asset                                      2,605       1,019
Less: valuation reserve                                         (20)         (5)
-------------------------------------------------------------------------------
Deferred tax assets, net                                      2,585       1,014
-------------------------------------------------------------------------------

Deferred tax liabilities:
Deferred loan costs                                              26          39
Depreciation                                                     87          33
Discount accretion                                                4           2
Accrual to cash adjustment                                      141         136
-------------------------------------------------------------------------------
Gross deferred tax liabilities                                  258         210
-------------------------------------------------------------------------------
Net deferred tax assets                                     $ 2,327     $   804
===============================================================================

Based upon current facts concerning taxes paid in the carryback period and projections of future taxable income, management has determined that it is more likely than not that the deferred tax assets will be realized, except for certain New Jersey net operating losses by Central Jersey Bancorp, and management has reserved against these deferred tax assets. However, there can be no assurances about the level of future earnings.

(10) Commitments and Contingencies

At December 31, 2005, the Company was obligated under non-cancelable lease agreements for 12 premises. The leases provide for increased rentals based upon increases in real estate taxes and the cost of living index. Minimum rental payments under the terms of these leases are as follows (in thousands):

                  2006                         $  777
                  2007                            722
                  2008                            626
                  2009                            502
                  2010                            287
                  2011 and thereafter             417
                  -----------------------------------
                  Total                        $3,331
                  ===================================

Total rent expense was $758, $335 and $316 in 2005, 2004 and 2003, respectively.

Litigation

Central Jersey Bank N.A. may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business. Central Jersey Bank N.A. may also have various commitments and contingent liabilities which are not reflected in the accompanying consolidated balance sheets. Management is not aware of any present legal proceedings or contingent liabilities and commitments that would have a material impact on Central Jersey Bank N.A.'s financial position or results of operations.

Related Party Transactions

The Company leases administrative office space at 6 West End Court, Long Branch, New Jersey. Certain members of the board of directors of the Company hold an ownership interest in the leased property. The negotiations with respect to the leased space were conducted at arms-length and the lease amount to be paid by Central Jersey Bank N.A. was determined by an independent appraiser to be at fair market value. Total lease payments for 2005, 2004 and 2003 were $55, $26 and $24, respectively.

(11) Regulatory Matters

Subject to applicable law, the board of directors of Central Jersey Bank, N.A. may provide for the payment of cash dividends. Prior approval of the OCC is required to the extent that the total of all cash dividends to be declared by Central Jersey Bank, N.A. in any calendar year exceeds net profits, as defined, for that year combined with its retained net profits from the preceding two calendar years less any transfers to capital surplus.

Central Jersey Bank, N.A. and Central Jersey Bancorp are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Central Jersey Bank, N.A. and Central Jersey Bancorp must meet specific capital guidelines that involve quantitative measures of Central Jersey Bank, N.A.'s and Central Jersey Bancorp's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

To be considered "well capitalized," an institution must generally have a leverage ratio (Tier 1 capital to total assets) of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. Management believes that, as of December 31, 2005, Central Jersey Bank, N.A. and Central Jersey Bancorp meet all capital adequacy requirements of their regulators. Further, the most recent regulatory notification categorized Central Jersey Bank, N.A. and Central Jersey Bancorp as well-capitalized under the prompt corrective action regulations.

The following is a summary of Central Jersey Bank, N.A.'s and Central Jersey Bancorp's actual capital amounts and ratios as of December 31, 2005 and 2004, compared to the minimum capital adequacy requirements and the requirements for classification as a "well-capitalized" institution (dollars in thousands):

                                             Tier I                  Tier I
                                           Capital to               Capital to          Total Capital to
                                      Average Assets Ratio        Risk Weighted           Risk Weighted
                                        (Leverage Ratio)           Asset Ratio             Asset Ratio
                                        2005        2004        2005        2004        2005        2004
                                      --------------------------------------------------------------------
Central Jersey Bank N.A                   7.85%       8.23%      10.57%      12.82%      11.48%      13.82%

(c) "Adequately capitalized"
institution (under federal
regulations)                              4.00%       4.00%       4.00%       4.00%       8.00%       8.00%

(d) "Well capitalized" institution
(under federal regulations)               5.00%       5.00%       6.00%       6.00%      10.00%      10.00%

                                             Tier I                 Tier I
                                           Capital to             Capital to            Total Capital to
                                      Average Assets Ratio       Risk Weighted            Risk Weighted
                                        (Leverage Ratio)          Asset Ratio              Asset Ratio
                                        2005        2004        2005        2004        2005        2004
                                      --------------------------------------------------------------------
Central Jersey Bank N.A               $ 36,895    $ 21,085    $ 36,895    $ 21,085    $ 40,070    $ 22,723

(e) "Adequately capitalized"
institution (under federal
regulations)                            10,248      10,248       6,578       6,578      13,156      13,156

(f) "Well capitalized" institution
(under federal regulations)             12,810      12,810       9,867       9,867      16,445      16,445

                                             Tier I                  Tier I
                                           Capital to              Capital to          Total Capital to
                                      Average Assets Ratio        Risk Weighted          Risk Weighted
                                        (Leverage Ratio)           Asset Ratio            Asset Ratio
                                        2005        2004        2005        2004        2005        2004
                                      --------------------------------------------------------------------
Central Jersey Bancorp                    7.60%       8.15%      10.15%      12.70%      11.05%      13.70%

(g) "Adequately capitalized"
institution (under federal
regulations)                              4.00%       4.00%       4.00%       4.00%       8.00%       8.00%

(h) "Well capitalized" institution
(under federal regulations)               5.00%       5.00%       6.00%       6.00%      10.00%      10.00%

                                             Tier I                 Tier I
                                           Capital to              Capital to          Total Capital to
                                      Average Assets Ratio       Risk Weighted           Risk Weighted
                                        (Leverage Ratio)          Asset Ratio             Asset Ratio
                                        2005        2004        2005        2004        2005        2004
                                      --------------------------------------------------------------------
Central Jersey Bancorp                $ 35,779    $ 20,892    $ 35,779    $ 20,892    $ 38,954    $ 22,530

(i) "Adequately capitalized"
institution (under federal
regulations)                            10,251      10,251       6,579       6,579      13,157      13,157

(j) "Well capitalized" institution
(under federal regulations)             12,814      12,814       9,868       9,868      16,447      16,447

(12) Stock Option Plan

In 2000, the Company established an Employee and Director Stock Option Plan (the "Plan"). The Plan currently provides for the granting of stock options to purchase in aggregate up to 1,389,148 shares of the Company's common stock, subject to adjustment for certain dilutive events such as stock distributions. During 2005, no options were granted and, during 2004, 115,200 and options were granted to directors of the Company. The options vest over a period of four years. Effective January 1, 2005, as a result of the combination with Allaire Community Bank, all outstanding options granted under the Plan have become fully vested.

In addition, as a result of the combination with Allaire Community Bank, options to purchase 727,192 shares of Allaire Community Bank common stock were converted into options to purchase 727,192 shares of Central Jersey Bancorp common stock, all of which are fully vested.

A summary of the status of the Company's stock options as of and for the years ended December 31, 2005, 2004 and 2003 is presented below:

                                                2005                     2004                     2003
---------------------------------------------------------------------------------------------------------------
                                                     Weighted                 Weighted                 Weighted
                                                     average                  average                  average
                                                     exercise                 exercise                 exercise
                                         Shares       price       Shares       price       Shares       price
---------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year          777,568     $ 6.84       666,698     $ 6.05       428,468     $ 4.39

---------------------------------------------------------------------------------------------------------------
Allaire Community Bank
     combination                          727,192       4.01            --         --            --         --

Granted                                        --         --       115,200      11.46       240,646       8.97

Forfeited                                    (824)      7.30        (3,808)      7.60        (2,272)      4.86

Exercised                                 (67,074)      3.93          (522)      4.56          (144)      3.68
==============================================================================================================

Outstanding at end of year              1,436,862       5.54       777,568       6.84       666,698       6.04
==============================================================================================================

Options exercisable at year end         1,436,862       5.54       385,160       4.92       254,526       4.15

Weighted average fair value of
   options granted during the year                    $   --                   $ 3.03                   $ 2.45
==============================================================================================================

The following table summarizes information about stock options outstanding at December 31, 2005:

                       Options Outstanding and Exercisable
                                December 31, 2005
--------------------------------------------------------------------------------
                                             Weighted              Weighted
                                             average                average
      Number                                remaining              exercise
   Outstanding        Exercisable        contractual life            price
--------------------------------------------------------------------------------
      93,714             93,714              40 Months              $ 3.43
      18,472             18,472              45 Months              $ 3.43
      14,221             14,221              46 Months              $ 3.43
      31,907             31,907              48 Months              $ 3.43
     162,808            162,808              53 Months              $ 3.15
      51,058             51,058              56 Months              $ 3.72
      62,672             62,672              61 Months              $ 3.96
     176,953            176,953              65 Months              $ 4.54
     100,860            100,860              67 Months              $ 4.42
       2,481              2,481              71 Months              $ 4.20
      11,644             11,644              72 Months              $ 4.35
      63,504             63,504              74 Months              $ 5.67
      12,913             12,913              76 Months              $ 3.93
         992                992              78 Months              $ 3.93
      88,144             88,144              79 Months              $ 4.42
     127,358            127,358              80 Months              $ 3.82
      60,096             60,096              84 Months              $ 6.17
      67,103             67,103              86 Months              $ 6.41
     174,762            174,762              95 Months              $10.20
     115,200            115,200              98 Months              $11.66
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

Commitments to Extend Credit

The majority of Central Jersey Bank, N.A.'s commitments to extend credit carry current market rates if converted to loans. Therefore, the estimated fair value is approximated by the recorded deferred fee amounts. Such amounts are immaterial to the financial statements of the Company and, therefore, are not separately disclosed.

Deposit Liabilities

The fair value of demand, savings, N.O.W. and money market deposits is the amount payable on demand at December 31, 2005. The fair value of certificates of deposit was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.

Subordinated Debentures

The fair value of the Subordinated Debentures is assumed to approximate book value since the securities are variable rate.

Other Borrowings

The fair value of other borrowings are assumed to approximate book value since the borrowings are variable rate.

Limitations

Fair value estimates were made at December 31, 2005 and 2004, based upon pertinent market data and relevant information on each financial instrument. These estimates do not include any premium or discount that could result from an offer to sell the Company's entire holdings of a particular financial instrument or category thereof at one time. Since no market exists for a substantial portion of the Company's financial instruments, fair value estimates were necessarily based on judgments with respect to future loss experience, current economic conditions, risk assessments of various financial instruments involving a myriad of individual borrowers, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and other matters of significant judgment that must be applied, these fair value estimations cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates. Since these fair value approximations were made solely for the balance sheet financial instruments at December 31, 2005 and 2004, no attempt was made to estimate the value of anticipated future business or the value of non-financial statement assets or liabilities.

Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

The estimated fair values of the Company's financial instruments at December 31, 2005 and 2004 are as follows (in thousands):

                                                    2005                    2004
                                                    ----                    ----
                                             Book         Fair        Book        Fair
                                             value        value       value       value
                                             -----        -----       -----       -----
Financial Assets:
Cash and cash equivalents                   $ 21,228    $ 21,228    $ 18,594    $ 18,594

Federal funds sold                                --          --       9,425       9,425

Investment securities available for sale     111,175     111,175      73,668      73,668

Investment securities held to maturity        22,567      22,058      16,484      16,549

Loans, net                                   307,168     312,109     139,697     137,602

Loans held for sale                            3,127       3,232          --          --

Financial Liabilities:
Deposits                                     407,554     411,878     232,853     232,501

Other borrowings                              38,191      38,191          --          --

Subordinated debentures                     $  5,155    $  5,155    $  5,155    $  5,155
========================================================================================

(14) Condensed Financial Statements of Central Jersey Bancorp (Central Jersey Bancorp only)

The following information with respect to Central Jersey Bancorp (parent company only) should be read in conjunction with the notes to the consolidated financial statements (in thousands):

      Balance Sheets                                         2005        2004
      -------------------------------------------------------------------------
      Assets:
      Investment in subsidiary                             $ 67,204    $ 21,203
      -------------------------------------------------------------------------
           Total assets                                      67,204      21,203
      -------------------------------------------------------------------------

      Liabilities:
      Other liabilities                                         271         193
      Subordinated debentures                                 5,155       5,155
      -------------------------------------------------------------------------
           Total liabilities                                  5,426       5,348
      -------------------------------------------------------------------------

      Shareholders' Equity:
      Common stock                                               78          38
      Additional paid-in capital                             60,003      15,218
      Retained earnings                                       3,850       1,218
      Accumulated other comprehensive loss                   (2,153)       (619)
      -------------------------------------------------------------------------
           Total shareholders' equity                      $ 61,778    $ 15,855
      -------------------------------------------------------------------------

      -------------------------------------------------------------------------
           Total liabilities and shareholders' equity      $ 67,204    $ 21,203
      =========================================================================

      Statements of Income                                2005       2004       2003
      -------------------------------------------------------------------------------
      Equity in undistributed earnings of the bank
          subsidiary                                    $ 2,972    $ 1,411    $   482
      Interest expense on subordinated debt                (340)      (193)        --
      -------------------------------------------------------------------------------
      Net income                                        $ 2,632    $ 1,218    $   482
      ===============================================================================

          Statements of Cash Flows                                               2005          2004         2003
          ---------------------------------------------------------------------------------------------------------
          Cash Flow From Operating Activities
          ---------------------------------------------------------------------------------------------------------
          Net income                                                          $   2,632     $   1,218     $     482
          Less equity in undistributed earnings of the bank
            subsidiary                                                           (2,972)       (1,411)         (482)
          Increase in other liabilities                                              78           193            --
          ---------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                     (262)          --            --
          ---------------------------------------------------------------------------------------------------------

          ---------------------------------------------------------------------------------------------------------
          Cash Flow From Investing Activities
          ---------------------------------------------------------------------------------------------------------
          Capital contribution (to)/from bank subsidiary                             --             1             7
          Advance to subsidiary                                                      --        (5,155)           --
          ---------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by investing activities                        --        (5,154)            7
          ---------------------------------------------------------------------------------------------------------

          ---------------------------------------------------------------------------------------------------------
          Cash Flow From Financing Activities
          ---------------------------------------------------------------------------------------------------------
          Proceeds from issuance of common stock, net                               262             3             1

          Fractional shares paid in cash                                             --            (4)           (8)
          Proceeds from issuance of subordinated debt                                --         5,155            --

          ---------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities                        --         5,154            (7)
          ---------------------------------------------------------------------------------------------------------

          ---------------------------------------------------------------------------------------------------------
          Cash and cash equivalents at beginning of period                           --            --            --
          ---------------------------------------------------------------------------------------------------------
          Cash and cash equivalents at the end of period                      $      --     $      --     $      --
          =========================================================================================================

Non cash investing activities:
     Fair value of assets acquired in Allaire Community Bank combination      $ 201,820     $      --     $      --
     Goodwill and core deposit intangible resulting from Allaire Community
      Bank combination                                                        $  31,014     $      --     $      --
     Liabilities assumed in Allaire Community Bank combination                $ 186,528     $      --     $      --
     Common stock issued for Allaire Community Bank combination               $  39,803     $      --     $      --

(15) Recent Accounting Pronouncements

Financial Accounting Standards Board (the "FASB") Statement No. 123 (revised
2004) ("Statement 123(R)") addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that nay be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant date fair value of stock options and other equity-based compensation issued to employees in the income statement. Statement 123(R) also generally requires that an entity account for those transactions using the fair-value-based method, and eliminates an entity's ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. The revised Statement 123(R) requires entities to disclose information needed about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is affective for the Company beginning January 1, 2006. The Company must use either the modified prospective or the modified retrospective transition method. The adoption of Statement 123(R) will cause the Company to recognize additional expense based upon the grant date fair value of each stock option. Management does not anticipate the adoption of Statement 123(R) to have a material impact on Central Jersey Bancorp's consolidated financial statements.

FASB Staff Position No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (the "FSP"), was issued on November 3, 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary, and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in ETTF issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally SFAS No. 115 and SEC Staff Accounting Bulletin 58). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security's cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognizes an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the application of the FSP will have a material impact on its financial condition, results of operations or financial statement disclosures.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retroactive application to prior period's financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006, with earlier application permitted to accounting changes and corrections of errors made in fiscal years beginning after May 31, 2005.

(16) Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2005 and 2004.

                                                            2005 Quarter Ended
                                       ------------------------------------------------------------
                                         March 31        June 30       September 30    December 31
                                       ------------    ------------    ------------    ------------
                                               (dollars in thousands, except per share data)
Interest income                        $      5,815    $      6,060    $      6,311    $      6,793
Interest expense                              1,479           1,706           1,981           2,288
                                       ------------    ------------    ------------    ------------

      Net interest income                     4,336           4,354           4,330           4,505
Provision for loan losses                       100              79              36             212
                                       ------------    ------------    ------------    ------------

      Net interest income after
          provision for loan losses           4,236           4,275           4,294           4,293

Non-interest income                             345             369             423             408
Non-interest expense                          3,626           3,689           3,703           3,532
                                       ------------    ------------    ------------    ------------

Income before income taxes                      955             955           1,014           1,169
      Income taxes                              345             345             361             410
                                       ------------    ------------    ------------    ------------
Net income                             $        610    $        610    $        653    $        759
                                       ============    ============    ============    ============

Earnings per share:

Basic                                  $       0.08    $       0.08    $       0.08    $       0.10
                                       ============    ============    ============    ============

Diluted                                $       0.07    $       0.07    $       0.08    $       0.09
                                       ============    ============    ============    ============

Weighted average shares
    outstanding:

Basic                                     7,726,268       7,745,137       7,764,509       7,779,471
                                       ============    ============    ============    ============
Diluted                                   8,458,946       8,459,631       8,623,630       8,442,312
                                       ============    ============    ============    ============

                                                           2004 Quarter Ended
                                       ------------------------------------------------------------
                                         March 31        June 30       September 30    December 31
                                       ------------    ------------    ------------    ------------
                                               (dollars in thousands, except per share data)
Interest income                        $      2,647    $      2,801    $      2,962    $      3,141
Interest expense                                613             697             819             917
                                       ------------    ------------    ------------    ------------

      Net interest income                     2,034           2,104           2,143           2,224
Provision for loan losses                        50              78              60              72
                                       ------------    ------------    ------------    ------------

      Net interest income after
          provision for loan losses           1,984           2,026           2,083           2,152

Non-interest income                             181             231             227             210
Non-interest expense                          1,671           1,760           1,808           1,859
                                       ------------    ------------    ------------    ------------

Income before income taxes                      494             497             502             503
      Income taxes                              200             181             203             194
                                       ------------    ------------    ------------    ------------
Net income                             $        294    $        316    $        299    $        309
                                       ============    ============    ============    ============

Earnings per share:

Basic                                  $       0.08    $       0.09    $       0.08    $       0.08
                                       ============    ============    ============    ============

Diluted                                $       0.08    $       0.07    $       0.08    $       0.08
                                       ============    ============    ============    ============

Weighted average shares
    outstanding:

Basic                                     3,721,320       3,721,418       3,721,450       3,721,450
                                       ============    ============    ============    ============
Diluted                                   3,908,684       3,899,684       3,940,328       3,999,542
                                       ============    ============    ============    ============

                                INDEX OF EXHIBITS

Exhibit No.                        Description of Exhibit
-----------                        ----------------------

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

3.1 Certificate of Incorporation of the Registrant, as amended and restated on January 4, 2005 (Incorporated by reference to Exhibit
            3.1 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004).

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

21.1        Subsidiaries of the Registrant.

23.1 Consent of KPMG LLP, as to the Registrant's consolidated financial statements for the years ended December 31, 2005, 2004 and 2003.

31.1        Section 302 Certification of Chief Executive Officer.

31.2        Section 302 Certification of Chief Financial Officer

32.1        Certification  of Chief  Executive  Officer  pursuant  to 18  U.S.C.
            Section 1350.

32.2        Certification  of Chief  Financial  Officer  pursuant  to 18  U.S.C.
            Section 1350.

----------
*Constitutes a management contract.