Form 10-Q
period 2006-03-31
CENTRAL JERSEY BANCORP
filed 2006-05-10
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to _____________________ .

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


                627 Second Avenue, Long Branch, New Jersey 07740
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (732) 571-1300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]      No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer [_]    Accelerated filer [X]   Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   [_]      No [X].

As of May 5, 2006, there were 7,883,439 shares of the registrant's common stock, par value $.01 per share, outstanding.


                             Central Jersey Bancorp
                               INDEX TO FORM 10-Q
                               ------------------
                                                                                   PAGE
                                                                                   ----
PART I.    FINANCIAL INFORMATION
------     ---------------------

Item 1.    Financial Statements

           Consolidated Balance Sheets
           as of March 31, 2006 (unaudited) and December 31, 2005....................1

           Consolidated Statements of Income (unaudited)
           for the three months ended March 31, 2006 and 2005........................2

           Consolidated Statements of Changes in Shareholders' Equity (unaudited)
           for the three months ended March 31, 2006 and 2005........................3

           Consolidated Statements of Cash Flows (unaudited)
           for the three months ended March 31, 2006 and 2005........................4

           Notes to Unaudited Consolidated Financial Statements......................5

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations.........................11

Item 3.    Quantitative and Qualitative Disclosures about Market Risk...............18

Item 4.    Controls and Procedures..................................................19

PART II.   OTHER INFORMATION
-------    -----------------

Item 1.    Legal Proceedings........................................................20

Item 1A.   Risk Factors.............................................................20

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds..............20

Item 3.    Defaults Upon Senior Securities..........................................20

Item 4.    Submission of Matters to a Vote of Security Holders......................20

Item 5.    Other Information........................................................20

Item 6.    Exhibits.................................................................20

Signatures..........................................................................21

Index of Exhibits..................................................................E-1


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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005
                             (dollars in thousands)

                                                            March 31,   December 31,
                                                              2006          2005
                                                            ---------    ---------
ASSETS                                                     (unaudited)
------

Cash and cash equivalents                                   $  17,439    $  21,228
Investment securities available for sale, at market value     108,386      111,175
Investment securities held to maturity (market value of
     $21,480 and $22,058 at March 31, 2006 and
     December 31, 2005, respectively)                          22,097       22,567
Loans held for sale                                             1,916        3,127
Loans, net                                                    313,063      307,168
Premises and equipment                                          5,909        6,006
Bank owned life insurance                                       3,367        3,338
Accrued interest receivable                                     2,631        2,636
Goodwill                                                       27,229       27,229
Core deposit intangible                                         2,942        3,097
Other assets                                                    7,084        6,992
                                                            ---------    ---------

          Total assets                                      $ 512,063    $ 514,563
                                                            =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
     Non-interest bearing                                   $  87,860    $  91,297
     Interest bearing                                         305,692      316,257
                                                            ---------    ---------
                                                              393,552      407,554

Other borrowings                                               49,096       38,191
Subordinated debentures                                         5,155        5,155
Accrued expenses and other liabilities                          1,537        1,885
                                                            ---------    ---------

          Total liabilities                                   449,340      452,785
                                                            ---------    ---------

Shareholders' equity:
     Common stock, par value $0.01 per share.  Authorized
     100,000,000 shares and issued and outstanding
     8,216,579 shares at March 31, 2006 and
     8,169,844 shares at December 31, 2005                         82           82
Additional paid-in capital                                     60,364       59,999
Accumulated other comprehensive loss                           (2,298)      (2,153)
Retained earnings                                               4,575        3,850
                                                            ---------    ---------
          Total shareholders' equity                           62,723       61,778
                                                            ---------    ---------

          Total liabilities and shareholders' equity        $ 512,063    $ 514,563
                                                            =========    =========

See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                (dollars in thousands, except per share amounts)

                                                                   Three months ended
                                                                       March 31,
                                                                   2006         2005
                                                                ----------   ----------
                                                                       (unaudited)
Interest and dividend income:
     Interest and fees on loans                                 $    5,605   $    4,152
     Interest on securities available for sale                       1,156        1,334
     Interest on securities held to maturity                           255          299
     Interest on federal funds sold and due from banks                  48           30
                                                                ----------   ----------
          Total interest and dividend income                         7,064        5,815

Interest expense:
     Interest expense on deposits                                    2,097        1,269
     Interest expense on other borrowings                              603          136
     Interest expense on subordinated debentures                        99           74
                                                                ----------   ----------
          Total interest expense                                     2,799        1,479

                                                                ----------   ----------
          Net interest income                                        4,265        4,336
                                                                ----------   ----------

Provision for loan losses:                                              51          100
                                                                ----------   ----------
          Net interest income after provision for loan losses        4,214        4,236
                                                                ----------   ----------

Other income:
     Service charges on deposit accounts                               339          315
     Gain on the sale of loans held for sale                           110           --
     Income on bank owned life insurance                                29           30
     Other service charges, commissions and fees                         2           --
                                                                ----------   ----------
          Total other income                                           480          345
                                                                ----------   ----------

Operating expenses:
     Salaries and employee benefits                                  1,882        1,812
     Net occupancy expenses                                            402          460
     Data processing fees                                              203          264
     Core deposit intangible amortization                              155          172
     Other operating expenses                                          899          918
                                                                ----------   ----------
          Total other expenses                                       3,541        3,626
                                                                ----------   ----------

Income before provision for income taxes                             1,153          955

Income taxes                                                           428          345
                                                                ----------   ----------

     Net income                                                 $      725   $      610
                                                                ==========   ==========

Basic earnings per share                                        $      .09   $      .08
                                                                ==========   ==========
Diluted earnings per share                                      $      .08   $      .07
                                                                ==========   ==========

Average basic shares outstanding                                 8,200,301    8,112,581
                                                                ==========   ==========
Average diluted shares outstanding                               8,811,495    8,881,893
                                                                ==========   ==========

See accompanying notes to consolidated financial statements.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                             (dollars in thousands)

                                                                          Accumulated
                                                            Additional       other
                                               Common        paid-in     comprehensive      Retained
                                               stock         capital          loss          earnings        Total
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                $         40   $     15,216   $       (619)   $      1,218   $     15,855
---------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                            --             --             --             610            610
Unrealized loss on securities
   available for sale, net of tax of $569             --             --           (977)             --           (977)
                                                                                                         ------------
Total comprehensive loss                              --             --             --              --           (367)
Allaire Community Bank combination                    42         44,261             --              --         44,303
Exercise of stock options - 26,348 shares             --            104             --              --            104
---------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2005                   $         82   $     59,581   $     (1,596)   $      1,828   $     59,895
---------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005                $         82   $     59,999   $     (2,153)   $      3,850   $     61,778
---------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                            --             --             --             725            725
Unrealized loss on securities
   available for sale, net of tax of $88              --             --           (145)             --           (145)
                                                                                                         ------------
Total comprehensive income                            --             --             --              --            580

Exercise of stock options - 48,641 shares             --            365             --              --            365
---------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2006                   $         82   $     60,364   $     (2,298)   $      4,575   $     62,723
=====================================================================================================================

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                             (dollars in thousands)

                                                                                     Three months ended
                                                                                          March 31,
                                                                                      2006        2005
                                                                                    --------    --------
                                                                                  (unaudited)  (unaudited)
Cash flows from operating activities:
     Net income                                                                     $    725    $    610
Adjustments to reconcile net income to net cash provided by operating activities:
    Increase in cash surrender value of life insurance                                   (29)        (30)
    Deferred taxes                                                                       219          41
    Provision for loan losses                                                             51         100
    Depreciation and amortization                                                        221         403
    Net premium amortization on held to maturity securities                               (1)          3
    Net premium amortization on available for sale securities                             45          67
    Core deposit intangible amortization                                                 155          --
    Gain on the sale of loans held for sale                                             (110)         --
    Originations of loans held for sale                                               (9,799)         --
    Proceeds from the sale of loans held for sale                                     11,120          --
    Increase in other assets                                                            (218)       (797)
    (Decrease) increase in accrued expenses and other liabilities                       (348)        656
                                                                                    --------    --------
         Net cash provided by operating activities                                     2,031       1,053
                                                                                    --------    --------

Cash flows from investing activities:
     Maturities of and paydowns on investment securities held to maturity                471         644
     Maturities of and paydowns on investment securities available for sale            2,511       5,100
     Net increase in loans                                                            (5,946)     (6,705)
     Cash/cash equivalents acquired in Allaire Community Bank combination                 --       6,886
     Purchases of premises and equipment, net                                           (124)       (115)
                                                                                    --------    --------
           Net cash (used in) provided by investment activities                       (3,088)      5,810
                                                                                    --------    --------

Cash flows from financing activities:
     Proceeds from stock options exercised                                               365         104
     Net (decrease) increase in non-interest bearing deposits                         (3,437)     14,428
     Net decrease in interest bearing deposits                                       (10,565)    (31,719)
     Net increase in other borrowings                                                 10,905       7,102
                                                                                    --------    --------
           Net cash used in financing activities                                      (2,732)    (10,085)
                                                                                    --------    --------

            Decrease in cash and cash equivalents                                     (3,789)     (3,222)

Cash and cash equivalents at beginning of period                                      21,228      18,594
                                                                                    --------    --------
Cash and cash equivalents at end of period                                          $ 17,439    $ 15,372
                                                                                    ========    ========

Cash paid during the period for:
     Interest                                                                       $  2,775    $  1,483
                                                                                    ========    ========
     Income taxes                                                                   $     --    $     77
                                                                                    ========    ========

See accompanying notes to consolidated financial statements.

                             Central Jersey Bancorp


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

Note 1.  Basis of Presentation
------------------------------

The interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations that may be expected for all of 2006.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

The number of shares outstanding and earnings per share amounts set forth herein for all periods presented has been adjusted to reflect the two-for-one stock split, in the form of a stock dividend, for shareholders of record June 15, 2005, and for the five percent stock distribution, announced on April 27, 2006, for shareholders of record June 15, 2006.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Central Jersey Bancorp's annual report on Form 10-K for the year ended December 31, 2005.

Central Jersey Bancorp and its bank subsidiary, Central Jersey Bank, N.A., are sometimes collectively referred to herein as the "Company."

Note 2.  Earnings Per Share
---------------------------

The following table reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2006 and 2005:

                                                  Three months ended
                                                      March 31,
                                                  2006         2005
                                                ---------   ---------
           Average basic shares outstanding     8,200,301   8,112,581
           Add:  Effect of dilutive securities:
                 Stock options                    611,194     769,312
                                                ---------   ---------
           Average diluted shares outstanding   8,811,495   8,881,893
                                                =========   =========

Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock-based Compensation-Transaction and Disclosure, permits the use of the intrinsic value method; however, also requires the Company to disclose the pro forma net income and earnings per share as if the stock-based compensation had been accounted for using the fair value method.

Had compensation cost for the Company's stock options been determined in accordance with SFAS No. 123, the Company's net income and related per share amounts for the quarter ending March 31, 2005 would have decreased to the following pro forma amounts (in thousands):

                                                              Three months ended
                                                                March 31, 2005
   ---------------------------------------------------------------------------
   Net Income:
        As reported                                               $      610
   Deduct: Total stock-based employee compensation expense
       determined under the fair value based method for all
       awards, net of related tax effects                                882
                                                                  ----------
        Pro forma                                                 $     (272)

   Net income per share - basic:
        As reported                                               $     0.08
        Pro forma                                                 $    (0.03)

   Net income per share - diluted:
        As reported                                               $     0.07
        Pro forma                                                 $    (0.03)

In December 2004, SFAS No. 123R, Share-Based Payment, was issued. SFAS No. 123R requires companies to recognize in the statement of earnings the grant-date fair value of stock options issued to employees and measure the fair value liability classified awards each reporting period. This Statement was effective January 1, 2006. The Company recorded share based payment expense using the modified prospective method for transition to the new rules whereby grants after the implementation date, as well as unvested awards granted prior to the implementation date, are measured and accounted for under SFAS No. 123R. All awards granted prior to January 1, 2006 were fully vested.

Stock Appreciation Rights

On January 31, 2006, the Company granted 157,500 Stock Appreciation Rights ("SARS") (89,250 to employees and 68,250 to directors) with an exercise price of $10.36 under the Company's 2005 Equity Incentive Plan. These SARS can only be settled in cash. The SARS vest over a four year period and expire February 1, 2016. The fair value of SARS granted was estimated on March 31, 2006 using the Black-Scholes option pricing model with the following weighted-average assumptions used: stock price $10.91; dividend yield of 0%; expected volatility of 41.17%; risk free interest rate of 4.81% for director and employee grants; and expected lives of four years.

These SARS had a fair value of approximately $4.02 per share at March 31, 2006. The Company recorded share based payment expense of approximately $16,000, net of tax, related to the granting of SARS during the three months ended March 31, 2006. As of March 31, 2006, total unvested compensation expense was approximately $607,000 and will vest over 46 months.

A summary of the status of the Company's SARS as of and for the three months ended March 31, 2006 is presented below:

                                                      March 31, 2006
       -----------------------------------------------------------------
                                                   SARS        Weighted
                                                                average
                                                               exercise
                                                                 price
       -----------------------------------------------------------------
       Outstanding at beginning of year                 --      $    --

       Granted                                     157,500        10.36

       Forfeited                                        --           --

       Exercised                                        --           --
       =================================================================
       Outstanding at period end                   157,500        10.36
       =================================================================
       SARS exercisable at period end                   --           --

       Weighted average fair value of
            SARs granted                                        $  4.02
       =================================================================

Stock Option Plan

In 2000, the Company established an Employee and Director Stock Option Plan (the "Plan"). The Plan currently provides for the granting of stock options to purchase in aggregate up to 1,458,605 shares of the Company's common stock, subject to adjustment for certain dilutive events such as stock distributions. During the three months ended March 31, 2006, no options were granted. Effective January 1, 2005, as a result of the combination with Allaire Community Bank, all outstanding options granted under the Plan have become fully vested.

In addition, as a result of the combination with Allaire Community Bank, options to purchase 763,551 shares of Allaire Community Bank common stock were converted into options to purchase 763,551 shares of Central Jersey Bancorp common stock, all of which are fully vested.

A summary of the status of the Company's stock options as of March 31, 2006 is presented below:

                                                        March 31, 2006
      ---------------------------------------------------------------------
                                                    Shares        Weighted
                                                                  average
                                                                  exercise
                                                                   price
      ---------------------------------------------------------------------
      Outstanding at beginning of year              1,508,705      $ 5.28
      ---------------------------------------------------------------------
      Allaire Community Bank combination                   --           --

      Granted                                              --           --

      Forfeited                                            --           --

      Exercised                                       (48,641)        5.37
      =====================================================================
      Outstanding at period end                     1,460,064         5.28
      =====================================================================
      Options exercisable at period end             1,460,064         5.28

      Weighted average fair value of
           options granted                                         $     --
      =====================================================================

Note 3.  Loans Receivable, Net and Loans Held for Sale
------------------------------------------------------

Loans receivable, net at March 31, 2006 and December 31, 2005, consisted of the following (in thousands):

                                                        March 31,   December 31,
Loan Type                                                 2006         2005
---------                                               --------     --------

Real estate loans - commercial                          $234,652     $232,570
Home equity and second mortgages                          37,300       38,153
Commercial and industrial loans                           36,851       32,708
1-4 family real estate loans                               4,820        4,858
Consumer loans                                             2,666        2,054
                                                        --------     --------
     Total loans                                        $316,289     $310,343
Less:
     Allowance for loan losses                             3,226        3,175
                                                        --------     --------
          Net loans                                     $313,063     $307,168
                                                        ========     ========

Loans held for sale                                     $  1,916     $  3,127
                                                        ========     ========

Non-Performing Loans

Loans are considered to be non-performing if they (a) are on a non-accrual basis, (b) are past due ninety days or more and still accruing interest, or (c) have been renegotiated to provide a reduction or deferral of interest because of a weakening in the financial position of the borrowers. A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. Central Jersey Bancorp had non-accrual loans totaling $46,000 at March 31, 2006, as compared to $79,000 at December 31, 2005. There were no loan charge offs during the three months ended March 31, 2006.

Note 4.  Deposits
-----------------

The major types of deposits at March 31, 2006 and December 31, 2005 were as follows (in thousands):

                                                       March 31,    December 31,
Deposit Type                                             2006          2005
------------                                          ----------     ---------

Non-interest bearing checking                         $   87,860     $  91,297
Interest-bearing checking                                 77,365        85,812
Savings                                                   68,879        63,518
Money market                                              24,869        24,663
Certificates of deposit of less than $100,000             72,049        67,813
Certificates of deposit of $100,000 or more               62,530        74,451
                                                      ----------     ---------
     Total                                            $  393,552     $ 407,554
                                                      ==========     =========

Note 5.  Subordinated Debentures
--------------------------------

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

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of Subordinated Debentures from Central Jersey Bancorp. The Subordinated Debentures bear a variable interest rate equal to LIBOR plus 2.85%. Although the Subordinated Debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp. At March 31, 2006, $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital. Central Jersey Bancorp is using the proceeds it received from the Subordinated Debentures to support the general balance sheet growth of Central Jersey Bancorp and to help ensure that Central Jersey Bank, N.A. maintains the required regulatory capital ratios.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At March 31, 2006, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities. Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital. However, in the event that the trust preferred issues do not qualify as Tier I Capital, Central Jersey Bank, N.A. would remain well capitalized.

Note 6.  Recent Accounting Pronouncements
-----------------------------------------

In March 2006, the Financial Accounting Standards Board issued SFAS No. 156, Accounting for Servicing of Financial Assets. SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective in the first fiscal year beginning after September 15, 2006 with earlier adoption permitted. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis is intended to provide information about the Company's financial condition as of March 31, 2006 and results of operations for the three months ended March 31, 2006 and 2005. The following information should be read in conjunction with the Company's unaudited consolidated financial statements for the three months ended March 31, 2006, including the related notes thereto, contained elsewhere in this document.

Critical Accounting Policies

"Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures found elsewhere in this quarterly report on Form 10-Q, are based upon the Company's unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to Central Jersey Bancorp's audited consolidated financial statements for the year ended December 31, 2005, included with Central Jersey Bancorp's annual report on Form 10-K for the year ended December 31, 2005, contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses requires management to make difficult and subjective judgments that often require assumptions or estimates about uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Company's Audit Committee and its Board of Directors.

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

Overview

For the three months ended March 31, 2006, net income was $725,000, as compared to $610,000 for the same period in 2005. Basic and diluted earnings per share were $0.09 and $0.08, respectively, for the three months ended March 31, 2006, as compared to $0.08 and $0.07, respectively, for the same period in 2005.

Total assets of $512.1 million at March 31, 2006 were comprised primarily of $130.5 million in investment securities, $313.1 million in net loans, $1.9 million in residential loans held for sale and $17.4 million in cash and due from banks, as compared to total assets of $514.6 million at December 31, 2005, which primarily consisted of $133.7 million in investment securities, $307.2 million in net loans, $3.1 million in residential loans held for sale and $21.2 million in cash and due from banks. Total assets at March 31, 2006 were funded primarily through deposits totaling $393.6 million and other borrowings totaling $49.1 million, as compared to $407.6 million and $38.2 million, respectively, at December 31, 2005.

At March 31, 2006, non-accrual loans totaled $46,000 as compared to $79,000 at December 31, 2005. There were no loans charged off during the three months ended March 31, 2006.

Results of Operations

General

Central Jersey Bancorp's principal source of revenue is derived from its bank subsidiary's net interest income, which is the difference between interest income on earning assets and interest expense on deposits and borrowed funds. Interest-earning assets consist principally of loans, securities and federal funds sold, while the sources used to fund such assets consist primarily of deposits. Central Jersey Bancorp's net income is also affected by its bank subsidiary's provision for loan losses, other income and other expenses. Other income consists primarily of service charges and fees. Other expenses consist primarily of salaries and employee benefits, occupancy costs and other operating related expenses.

For the three months ended March 31, 2006 and 2005

Net Interest Income

Net interest income was $4.3 million for both the three months ended March 31, 2006 and 2005. Net interest income for the three months ended March 31, 2006 was comprised primarily of $5.6 million in interest on loans, $1.4 million in interest on securities, and $48,000 in other interest income, less interest expense on deposits of $2.1 million, interest expense on borrowed funds of $603,000 and interest expense on subordinated debentures of $99,000. The average net interest margin for the three months ended March 31, 2006 was 3.69% as compared to 4.08% for the same period in 2005.

Interest income was $7.1 million for the three months ended March 31, 2006, as compared to $5.8 million for the same period in 2005. This represents an increase of $1.3 million, or 22%, which is primarily due to increased interest rates and commercial loan growth. The average yield on interest-earning assets increased to 6.16% for the three months ended March 31, 2006, as compared to 5.50% for the same period in 2005. Average interest-earning assets, which were

89.1% of average total assets, totaled $459.2 million for the three months ended March 31, 2006, and were comprised primarily of $317.5 million in loans, $135.8 million in investment securities and $5.9 million in other interest bearing deposits.

Interest expense was $2.8 million for the three months ended March 31, 2006, as compared to $1.5 million for the same period in 2005. This represents an increase of $1.3 million, or 87%. The increase was due primarily to the cost of interest bearing liabilities which increased to an average cost of 3.03% for the three months ended March 31, 2006 from an average cost of 1.74% for the same period in 2005. Average interest-bearing deposits totaled $308.1 million for the three months ended March 31, 2006, as compared to $306.5 million for the same period in 2005, and were comprised of $102.7 million in interest-bearing checking and money market deposits, $66.9 million in savings deposits and $138.4 million in time deposits. Interest expense associated with borrowings and Subordinated Debentures totaled $603,000 and $99,000, respectively, for the three months ended March 31, 2006, as compared to $136,000 and $74,000, respectively, for the same period in 2005. Borrowings for the three months ended March 31, 2006 averaged $53.5 million, as compared to $21.3 million for the same period in 2005. These borrowings were necessary to mitigate the decrease in deposits and to fund commercial loan growth.

Provision for Loan Losses

The provision for loan losses was $51,000 for the three months ended March 31, 2006, as compared to $100,000 for the same period in 2005. The reason for the decrease in the provision for loan losses was primarily due to the pay-down of two large commercial loans with allowance for loan loss reserves of 5.0% and 1.5%, respectively, of total outstanding loan balances during the three months ended March 31, 2006. There were no significant changes in loan portfolio composition, asset quality, or credit delinquencies that impacted the allowance for loan losses during the three months ended March 31, 2006, as compared to the same period in 2005.

Non-Interest Income

Non-interest income was $480,000 for the three months ended March 31, 2006, as compared to $345,000 for the same period in 2005. Service charges on deposit accounts totaled $339,000 for the three months ended March 31, 2006, as compared to $315,000 for the same period in 2005. Gain on the sale of loans held for sale was $110,000 for the three months ended March 31, 2006, as compared to no gain for the same period in 2005. The increase was due to the commencement of residential mortgage originations held for sale in the latter part of 2005.

Non-Interest Expense

Non-interest expense was $3.5 million for the three months ended March 31, 2006, as compared to $3.6 million for the same period in 2005. Non-interest expense generally includes costs associated with employee salaries and benefits, occupancy expenses, data processing fees, professional fees and other operating expenses.

The table below present's non-interest expense, by major category, for the three months ended March 31, 2006 and 2005 (in thousands):

                                                    Three months ended
                                                       March 31,
              Non-Interest Expense                    2006     2005
              --------------------                   ------   ------

              Salaries and employee benefits         $1,882   $1,812
              Net occupancy expenses                    402      460
              Outside service fees                      209      254
              Data processing fees                      203      264
              Core deposit intangible amortization      155      172
              Audit and tax fees                         63       55
              Printing, stationery, and supplies         53       50
              Advertising and marketing expenses         50       47
              Legal fees and expenses                    21       29
              Other operating expenses                  503      483
                                                     ------   ------
                    Total                            $3,541   $3,626
                                                     ======   ======

Income Tax Expense

Income tax expense was $428,000 for the three months ended March 31, 2006 on income before taxes of $1.2 million, resulting in an effective tax rate of 37.12%, as compared to income tax expense of $345,000 on income before taxes of $955,000 for the same period in 2005, resulting in an effective tax rate of 36.13%.

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on hand and due from banks. At March 31, 2006, cash and cash equivalents were $17.4 million, a decrease of $3.8 million, or 17.9%, from the December 31, 2005 total of $21.2 million. The decrease was due primarily to timing of the cash flows of the Banks business activities.

Investment Portfolio

Investments totaled $130.5 million at March 31, 2006, a decrease of $3.2 million, or 2.4%, from the December 31, 2005 total of $133.7 million. This decrease was primarily attributable to principal pay downs on mortgage-backed securities totaling $1.8 million and matured investment securities totaling $1.2 million. The proceeds received by Central Jersey Bancorp from these transactions were used to fund loan growth that occurred during the period.

Loan Portfolio

Loans held for sale at March 31, 2006 totaled $1.9 million, as compared to $3.1 million at December 31, 2005. The decrease is due primarily to the timing of loan closings as loan origination activity for the two periods presented was comparable.

Loans, net of the allowance for loan losses, closed the three months ended March 31, 2006 at $313.1 million, an increase of $5.9 million, or 1.9%, over the $307.2 million balance at December 31, 2005. The increase is due primarily to the origination of commercial real estate loans during the three months ended March 31, 2006.

The allowance for loan losses, which began the year at $3.17 million, or 1.02% of total loans, was $3.23 million at March 31, 2006, with the allowance for loan losses as a percentage of total loans remaining at 1.02% of total loans.

Non-performing Loans

A loan is considered to be non-performing  if it (1) is on a non-accrual  basis,
(2) is past due ninety days or more and still accruing interest, or (3) has been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial position of the borrower. A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only where it is both adequately secured as to principal and is in the process of collection. Central Jersey Bancorp, at March 31, 2006, had non-performing loans totaling $46,000, as compared to $79,000 at December 31, 2005.

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

As of March 31, 2006, loans on the watch list totaled $2.6 million, as compared to $4.1 million at December 31, 2005.

Allowance for Loan Losses and Related Provision

The provision for loan losses for the three months ended March 31, 2006 was $51,000, as compared to $100,000 for the same period in 2005. There were no significant changes in loan portfolio composition, asset quality, or credit delinquencies that impacted the allowance for loan losses during the three months ended March 31, 2006, as compared to the same period in 2005.

Loan portfolio composition remained consistent at March 31, 2006, as compared to December 31, 2005, with commercial loans comprising 85.8% of total loans outstanding at the end of the three months ended March 31, 2006, as compared to 85.5% at December 31, 2005. In addition, Central Jersey Bancorp had non-accrual loans totaling $46,000 at March 31, 2006, as compared to $79,000 at December 31, 2005. Net loans totaled $313.1 million at March 31, 2006, as compared to $307.2 million at December 31, 2005, an increase of $5.9 million, or 1.9%. The allowance for loan losses increased to $3.23 million, or 1.02% of total gross loans, at March 31, 2006, as compared to $3.17 million, or 1.02% of total gross loans, at December 31, 2005.

Deposits

One of Central Jersey Bancorp's primary strategies is the accumulation and retention of core deposits. Core deposits are defined as all deposits with the exception of certificates of deposits in excess of $100,000. Deposits at March 31, 2006 totaled $393.6 million, a decrease of $14.0 million, or 3.4%, from the December 31, 2005 total of $407.6 million. Core deposits as a percentage of total deposits were 84.1% and 81.7%, respectively, at March 31, 2006 and December 31, 2005.

Borrowings

Other borrowings were $49.1 million at March 31, 2006, as compared to $38.2 million at December 31, 2005, an increase of $10.9 million, or 28.5%. The increased borrowings were necessary to mitigate the decrease in deposits. These borrowings, which are short-term in nature, were used to fund loan growth that occurred during the period.

Liquidity and Capital Resources

Liquidity defines the ability of Central Jersey Bank, N.A. to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank's asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements. The liquidity needs of Central Jersey Bank, N.A. have been primarily met by cash on hand, loan and investment amortizations and borrowings. Central Jersey Bank, N.A. invests funds not needed for operations (excess liquidity) primarily in daily Federal funds sold. During the three months ended March 31, 2006, Central Jersey Bank, N.A. continued to maintain a large secondary source of liquidity known as Investment Securities Available for Sale. The market value of that portfolio was $108.4 million at March 31, 2006 and $111.2 million at December 31, 2005.

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

Quantitative measures established by regulation to ensure capital adequacy require Central Jersey Bank, N.A. to maintain minimum amounts and ratios (set forth in the following table) of Total Capital and Tier 1 Capital to risk weighted assets and of Tier 1 Capital to average assets (leverage ratio). As of March 31, 2006, Central Jersey Bank, N.A. met all capital adequacy requirements to which it is subject.

The following is a summary of Central Jersey Bank, N.A.'s and Central Jersey Bancorp's actual capital ratios as of March 31, 2006 and December 31, 2005, compared to the minimum capital adequacy requirements and the requirements for classification as a "well-capitalized" institution:

                                             Tier I                          Tier I
                                           Capital to                      Capital to                   Total Capital to
                                      Average Assets Ratio               Risk Weighted                    Risk Weighted
                                        (Leverage Ratio)                  Asset Ratio                      Asset Ratio
                                    March 31,     December 31,      March 31,     December 31,       March 31,     December 31,
                                      2006            2005            2006            2005            2006             2005
                                  ------------    ------------    ------------    ------------     ------------    ------------
Central Jersey Bancorp               7.83%           8.15%           10.25%          12.70%          11.12%           13.70%
Central Jersey Bank, N.A.            7.89%           8.23%           10.30%          12.82%          11.18%           13.82%

"Adequately capitalized"
institution (under Federal
regulations)                         4.00%           4.00%           4.00%           4.00%            8.00%           8.00%

"Well capitalized" institution
(under Federal regulations)          5.00%           5.00%           6.00%           6.00%           10.00%           10.00%


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Qualitative Analysis. Interest rate risk is the exposure of a bank's current and future earnings and capital arising from the adverse movements in interest rates. Central Jersey Bank, N.A.'s most significant risk exposure is interest rate risk. The guidelines of Central Jersey Bank, N.A.'s interest rate risk policy seek to limit the exposure to changes in interest rates that affect the underlying economic value of assets and liabilities, earnings and capital.

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

Central Jersey Bank, N.A.'s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Time deposits as a percentage of total deposits were 34.2% at March 31, 2006, as compared to 34.9% at December 31, 2005. Time deposits are generally short term in nature. As of March 31, 2006, 91.4% of all time deposits had maturities of one year or less, as compared to 89.7% at December 31, 2005. Central Jersey Bank, N.A.'s ability to retain maturing time deposit accounts is the result of a strategy to remain competitively priced within the marketplace. Central Jersey Bank, N.A.'s pricing strategy may vary depending upon funding needs and Central Jersey Bank, N.A.'s ability to fund operations through alternative sources, primarily by accessing short term lines of credit with the Federal Home Loan Bank during periods of pricing dislocation.

Quantitative Analysis. Central Jersey Bank, N.A. measures sensitivity to changes in interest rates through the use of balance sheet and income simulation models. The analyses capture changes in net interest income using flat rates as a base case and rising and declining interest rate forecasts. Central Jersey Bank, N.A. measures changes in net interest income for the forecast period, generally twelve to twenty-four months, within set limits for acceptable change.

The following table sets forth the results of the projected net interest income model as of the three months ended March 31, 2006:


                                                Net Interest Income
                                                -------------------
Change in Interest Rates
In Basis Points (Rate Shock)       Amount ($)       Change (%)        Change ($)
--------------------------------------------------------------------------------

-200                                $ 16,448         $ (105)           (0.63%)
-100                                  16,568             15             0.09%
Base Case                             16,553             --               --
+100                                  16,516            (37)           (0.22%)
+200                                $ 16,462         $ ( 91)           (0.55%)

The preceding table, which presents the results of changes in net interest income over a twelve-month period, indicates that as of March 31, 2006, in the event of an immediate 200 basis point parallel increase in interest rates, Central Jersey Bank, N.A. would experience a (0.55%), or $91 thousand, decrease in net interest income. In the event of a 200 basis point decrease in interest rates, Central Jersey Bank, N.A. would experience a (0.63%), or $105 thousand, decrease in net interest income.

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, who concluded that the Company's disclosure controls and procedures are effective. The Company's Internal Auditors also participated in this evaluation. During the Company's last fiscal quarter, there has been no change in the Company's bank subsidiaries' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A.      Risk Factors
              ------------

              Not Applicable.

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

                             Central Jersey Bancorp
                             --------------------------------------------------
                             Registrant


Date:   May 10, 2006         /s/ James S. Vaccaro
                             --------------------------------------------------
                             James S. Vaccaro
                             President and
                             Chief Executive Officer
                             (Principal Executive Officer)


Date:   May 10, 2006         /s/ Anthony Giordano, III
                             --------------------------------------------------
                             Anthony Giordano, III
                             Executive Vice President, Chief Financial Officer,
                             Treasurer and Assistant Secretary
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