Form 10-K/A
period 2005-12-31
CENTRAL JERSEY BANCORP
filed 2006-05-25
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

                                (Amendment No. 1)

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from         to
                                    ---------   --------

                         Commission file number 0-49925


                             CENTRAL JERSEY BANCORP
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         New Jersey                                      22-3757709
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


627 Second Avenue, Long Branch, New Jersey                              07740
------------------------------------------                            ----------
 (Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:               (732) 571-1300
                                                                  --------------

Securities registered under Section 12(b) of the Act:  None
                                                       ----

              Securities registered under Section 12(g) of the Act:

                          Common Stock, par value $0.01
              -----------------------------------------------------
                                (Title of class)

      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

      Indicate by check mark if the Registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes [ ]   No [X]

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated filer [X]    Non-accelerated filer  [ ]

      Indicate  by check mark  whether  the  Registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

         As of June 30, 2005, the aggregate market value of the Registrant's common stock held by non-affiliates was approximately $100,051,072.

         As of March 10, 2006, 7,825,314 shares of the Registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

      Part III of the Registrant's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2006, incorporates certain information by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 25, 2006. The Proxy Statement was filed with the Securities and Exchange Commission on April 27, 2006.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
                -------------------------------------------------

      Certain information included in this Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") to the Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 16, 2006 (the "Form 10-K"), and other filings of the Registrant under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as information communicated orally or in writing between the dates of such filings, contains or may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the effect of governmental regulation on Central Jersey Bank, N.A., a nationally chartered commercial bank and wholly-owned subsidiary of the Registrant, the availability of working capital, the cost of personnel and the competitive markets in which Central Jersey Bank, N.A. operates.

      In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained in the Form 10-K or in this Amendment No. 1.

                                EXPLANATORY NOTE
                                ----------------

      We are filing this Amendment No. 1 to our Form 10-K to correct certain typographical errors contained in Item 1. "Business," under the subheading "Employees," Item 1A. "Risk Factors," under the subheading "We may not be able to continue to grow out business, which may adversely impact our result of operations," and Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities." As required by Rule 12b-15 of the Exchange Act, new certifications by our principal executive officer and principal financial officer are being flied as exhibits herewith, and as such, we have also included Item 15. "Exhibits and Financial Statement Schedules" as part of this Amendment No. 1. As further required by Rule 12b-15, this Amendment No. 1 sets forth the complete text of each item as amended.

      This Amendment No. 1 does not affect any other section of the Form 10-K not otherwise discussed herein and continues to speak as of the date of the Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Registrant's other filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

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

Employees

      George S. Callas (Chairman of the Board), Carl F. Chirico (Vice-Chairman of the Board), James S. Vaccaro (President and Chief Executive Officer), Robert
S. Vuono (Senior Executive Vice President, Chief Operating Officer and Secretary), and Anthony Giordano, III (Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary) currently are the executive officers of the holding company, Central Jersey Bancorp, and its banking subsidiary, Central Jersey Bank, N.A. Except for Mr. Vuono and Robert K. Wallace (Executive Vice President of Lending), none of the officers of Central Jersey Bancorp or Central Jersey Bank, N.A. has an employment agreement. Including the aforementioned officers, Central Jersey Bancorp had a total of 152 full time equivalent employees as of March 10, 2006.

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

Item 1A. Risk Factors
         ------------

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

      During the last five years, our total assets have grown substantially from $118.0 million at December 31, 2000 to $514.6 million at December 31, 2005, through internal growth and the combination with Allaire Community Bank. Our business strategy calls for continued expansion, but we do not anticipate growth to continue at this rate. Our ability to continue to grow depends, in part, upon our ability to open new branch locations, successfully attract deposits to existing and new branches, and identify favorable loan and investment opportunities. In the event that we do not continue to grow, our results of operations could be adversely impacted.

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

         Year Ended December 31, 2005         High        Low
                                           ---------   ---------
         First Quarter ..............      $   16.53   $   13.00
         Second Quarter .............          15.59       13.75
         Third Quarter ..............          17.45       14.79
         Fourth Quarter .............          14.77       12.20

         Year Ended December 31, 2004         High        Low
                                           ---------   ---------

         First Quarter ..............      $   12.40   $   10.84
         Second Quarter .............          12.39       10.00
         Third Quarter ..............          12.50        8.96
         Fourth Quarter .............          17.03       11.62

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

Item 15. Exhibits and Financial Statement Schedules
         ------------------------------------------

         (a)      Exhibits:
                  --------
                  Reference is made to the Index of Exhibits beginning on page E-1 herein.

         (b)      Financial Statement Schedules:
                  -----------------------------
      Reference is made to the Index of Consolidated Financial Statements on page F-1 of the Registrant's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2006. No schedules are included with the consolidated financial statements because the required information is inapplicable or is presented in the consolidated financial statements or notes thereto.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CENTRAL JERSEY BANCORP



Date:  May 24, 2006                   By:  /s/ James S. Vaccaro
                                           -------------------------------------
                                           James S. Vaccaro
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


21.1        Subsidiaries of the Registrant (Incorporated by reference to Exhibit
            21.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).

23.1 Consent of KPMG LLP, as to the Registrant's consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 (Incorporated by reference to Exhibit 23.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).

31.1        Section 302 Certification of Chief Executive  Officer.

31.2        Section 302 Certification of Chief Financial Officer.

32.1        Certification  of Chief  Executive  Officer  pursuant  to 18  U.S.C.
            Section 1350.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

-----------------------------------
*Constitutes a management contract.