Form 10-Q
period 2006-06-30
CENTRAL JERSEY BANCORP
filed 2006-08-09
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to ________.

                         Commission file number 0-49925

                             Central Jersey Bancorp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          New Jersey                                   22-3757709
---------------------------------        --------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


                627 Second Avenue, Long Branch, New Jersey 07740
                ------------------------------------------------
          (Address of principal executive offices, including zip code)


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X] .

As of August 4, 2006, there were 8,254,553 shares of the registrant's common stock, par value $.01 per share, outstanding.


                                 Central Jersey Bancorp
                                  INDEX TO FORM 10-Q
                                                                                    PAGE
                                                                                    ----
PART I.    FINANCIAL INFORMATION
------     ---------------------

Item 1.    Financial Statements

           Consolidated Balance Sheets
           as of June 30, 2006 (unaudited) and December 31, 2005......................1

           Consolidated Statements of Income (unaudited)
           for the three and six months ended June 30, 2006 and 2005..................2

           Consolidated Statements of Changes in Shareholders' Equity (unaudited)
           for the six months ended June 30, 2006 and 2005............................3

           Consolidated Statements of Cash Flows (unaudited)
           for the six months ended June 30, 2006 and 2005............................4

           Notes to Unaudited Consolidated Financial Statements.......................5

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations..........................12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk................21

Item 4.    Controls and Procedures...................................................22

PART II.   OTHER INFORMATION
-------    -----------------

Item 1.    Legal Proceedings.........................................................23

Item 1A.   Risk Factors..............................................................23

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...............23

Item 3.    Defaults Upon Senior Securities...........................................23

Item 4.    Submission of Matters to a Vote of Security Holders.......................23

Item 5.    Other Information.........................................................24

Item 6.    Exhibits..................................................................24

Signatures...........................................................................25

Index of Exhibits...................................................................E-1


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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005
                             (dollars in thousands)


                                                             June 30,   December 31,
                                                               2006         2005
                                                            ---------    ---------
ASSETS                                                     (unaudited)
------

Cash and due from banks                                     $  23,001    $  21,228
Investment securities available for sale, at market value     102,550      111,175
Investment securities held to maturity (market value of
     $20,694 and $22,058 at June 30, 2006 and
     December 31, 2005, respectively)                          21,647       22,567
Loans held-for-sale                                               577        3,127
Loans, net                                                    314,187      307,168
Premises and equipment                                          5,760        6,006
Bank owned life insurance                                       3,393        3,338
Accrued interest receivable                                     2,645        2,636
Goodwill                                                       26,957       27,229
Core deposit intangible                                         2,788        3,097
Other assets                                                    7,177        6,992
                                                            ---------    ---------

          Total assets                                      $ 510,682    $ 514,563
                                                            =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
     Non-interest bearing                                   $  84,104    $  91,297
     Interest bearing                                         330,082      316,257
                                                            ---------    ---------
                                                              414,186      407,554

Other borrowings                                               27,153       38,191
Subordinated debentures                                         5,155        5,155
Accrued expenses and other liabilities                          1,491        1,885
                                                            ---------    ---------

          Total liabilities                                   447,985      452,785
                                                            ---------    ---------

Shareholders' equity:
     Common stock, par value $0.01 per share.  Authorized
     100,000,000 shares and issued and outstanding
     8,255,012 shares at June 30, 2006 and
     8,169,844 shares at December 31, 2005                         83           82
Additional paid-in capital                                     60,506       59,999
Accumulated other comprehensive loss                           (3,142)      (2,153)
Retained earnings                                               5,250        3,850
                                                            ---------    ---------
          Total shareholders' equity                           62,697       61,778
                                                            ---------    ---------

          Total liabilities and shareholders' equity        $ 510,682    $ 514,563
                                                            =========    =========

See accompanying notes to consolidated financial statements.


                                         CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                 (dollars in thousands, except per share amounts)

                                                                   Three months ended        Six months ended
                                                                       June 30,                  June 30,
                                                                   2006         2005         2006         2005
                                                                ----------   ----------   ----------   ----------
                                                                       (unaudited)               (unaudited)
Interest and dividend income:
     Interest and fees on loans                                 $    5,882   $    4,478   $   11,486   $    8,644
     Interest on securities available for sale                       1,124        1,267        2,280        2,599
     Interest on securities held to maturity                           251          277          506          563
     Interest on federal funds sold and due from banks                  64           38          112           69
                                                                ----------   ----------   ----------   ----------
          Total interest and dividend income                         7,321        6,060       14,384       11,875

Interest expense:
     Interest expense on deposits                                    2,564        1,495        4,661        2,764
     Interest expense on other borrowings                              309          129          912          266
     Interest expense on subordinated debentures                       106           82          205          156
                                                                ----------   ----------   ----------   ----------
          Total interest expense                                     2,979        1,706        5,778        3,186

                                                                ----------   ----------   ----------   ----------
          Net interest income                                        4,342        4,354        8,606        8,689
                                                                ----------   ----------   ----------   ----------

Provision for loan losses:                                              97           79          148          179
                                                                ----------   ----------   ----------   ----------
          Net interest income after provision for loan losses        4,245        4,275        8,458        8,510
                                                                ----------   ----------   ----------   ----------

Other income:
     Service charges on deposit accounts                               343          344          682          659
     Gain on the sale of loans held for sale                            51           --          161           --
     Income on bank owned life insurance                                25           25           55           56
     Other service charges, commissions and fees                         4           --            6           --
                                                                ----------   ----------   ----------   ----------
          Total other income                                           423          369          904          715
                                                                ----------   ----------   ----------   ----------

Operating expenses:
     Salaries and employee benefits                                  1,850        1,817        3,732        3,638
     Net occupancy expenses                                            424          593          826        1,211
     Data processing fees                                              195          261          398          526
     Core deposit intangible amortization                              155          172          309          344
     Other operating expenses                                          970          846        1,870        1,596
                                                                ----------   ----------   ----------   ----------
          Total other expenses                                       3,594        3,689        7,135        7,315
                                                                ----------   ----------   ----------   ----------

Income before provision for income taxes                             1,074          955        2,227        1,910

Income taxes                                                           399          345          827          690
                                                                ----------   ----------   ----------   ----------

          Net income                                            $      675   $      610   $    1,400   $    1,220
                                                                ==========   ==========   ==========   ==========

Basic earnings per share                                        $      08   $      .08   $      .17   $      .15
                                                                ==========   ==========   ==========   ==========
Diluted earnings per share                                      $      08   $      .07   $      .16   $      .14
                                                                ==========   ==========   ==========   ==========

Average basic shares outstanding                                 8,262,545    8,132,394    8,231,423    8,123,592
                                                                ==========   ==========   ==========   ==========
Average diluted shares outstanding                               8,738,853    8,882,612    8,726,918    8,884,288
                                                                ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements.


                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                                 (dollars in thousands)

                                                                            Accumulated
                                                             Additional        other
                                                Common         paid-in     comprehensive      Retained
                                                 stock         capital     (loss) income      earnings         Total
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                 $         40   $     15,216    $       (619)   $      1,218   $     15,855
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                             --             --              --           1,220          1,220
Unrealized gain on securities
   available for sale, net of tax of $65               --             --              97              --             97
                                                                                                           ------------
Total comprehensive income                             --             --              --              --          1,317
Allaire Community Bank combination                     42         44,375              --              --         44,417
Exercise of stock options - 77,549 shares              --            202              --              --            202
-----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2005                     $         82   $     59,793    $       (522)   $      2,438   $     61,791
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005                 $         82   $     59,999    $     (2,153)   $      3,850   $     61,778
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                             --             --              --           1,400          1,400
Unrealized loss on securities
   available for sale, net of tax of $585              --             --            (989)             --           (989)
                                                                                                           ------------
Total comprehensive income                             --             --              --              --            411

Exercise of stock options - 107,762 shares
(including tax benefit of $250)                         1            724              --              --            725
Common stock retired - 21,523 shares                   --           (217)             --              --           (217)
-----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2006                     $         83   $     60,506    $     (3,142)   $      5,250   $     62,697
=======================================================================================================================

See accompanying notes to consolidated financial statements.


                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                         (dollars in thousands)
                                                                                      Six months ended
                                                                                          June 30,
                                                                                      2006        2005
                                                                                    --------    --------
                                                                                  (unaudited)  (unaudited)
Cash flows from operating activities:
     Net income                                                                     $  1,400    $  1,220
Adjustments to reconcile net income to net cash provided by operating activities:
    Increase in cash surrender value of life insurance                                   (55)        (56)
    Deferred taxes                                                                       365        (106)
    Provision for loan losses                                                            148         179
    Depreciation and amortization                                                        437         404
    Net premium amortization on held to maturity securities                               (4)          7
    Net premium amortization on available for sale securities                             89         133
    Core deposit intangible amortization                                                 309         344
    Gain on the sale of loans held for sale                                             (161)         --
    Originations of loans held for sale                                              (15,956)         --
    Proceeds from the sale of loans held for sale                                     18,667          --
    (Increase) decrease in accrued interest receivable                                    (9)         57
    Decrease (increase) in other assets                                                  309        (924)
    Decrease in accrued expenses and other liabilities                                  (394)       (859)
                                                                                    --------    --------
         Net cash provided by operating activities                                     5,145         399
                                                                                    --------    --------

Cash flows from investing activities:
     Maturities of and paydowns on investment securities held to maturity                924       1,728
     Maturities of and paydowns on investment securities available for sale            6,962      11,393
     Net increase in loans                                                            (7,169)    (13,249)
     Cash/cash equivalents acquired in Allaire Community Bank combination                 --       6,886
     Purchases of premises and equipment, net                                           (191)       (152)
                                                                                    --------    --------
           Net cash provided by investment activities                                    526       6,606
                                                                                    --------    --------

Cash flows from financing activities:
     Net proceeds from stock options exercised                                           508         202
     Net (decrease) increase in non-interest bearing deposits                         (7,193)     24,771
     Net increase (decrease) in interest bearing deposits                             13,825     (16,056)
     Net decrease in other borrowings                                                (11,038)     (8,403)
                                                                                    --------    --------
           Net cash (used in) provided by financing activities                        (3,898)        514
                                                                                    --------    --------

            Increase in cash and cash equivalents                                      1,773       7,519

Cash and cash equivalents at beginning of period                                      21,228      18,594
                                                                                    --------    --------
Cash and cash equivalents at end of period                                          $ 23,001    $ 26,113
                                                                                    ========    ========

Cash paid during the period for:
     Interest                                                                       $  5,735    $  3,116
                                                                                    ========    ========
     Income taxes                                                                   $    946    $    609
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

                      Central Jersey Bancorp and Subsidiary


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

Note 1.  Basis of Presentation
------------------------------

The interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations that may be expected for all of 2006.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

The number of shares outstanding and earnings per share amounts set forth herein for all periods presented has been adjusted to reflect the two-for-one stock split, in the form of a stock dividend, paid on July 1, 2005 for shareholders of record on June 15, 2005, and for the five percent stock dividend, paid on July 1, 2006 for shareholders of record June on 15, 2006.

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

Note 2.  Earnings Per Share
---------------------------

The following table reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005:

                                      Three months ended      Six months ended
                                           June 30,               June 30,
                                      2006         2005       2006        2005
                                    --------------------------------------------
Average basic shares outstanding    8,262,545   8,132,394  8,231,423   8,123,592
Add effect of dilutive securities:
       Stock options                  476,308     750,218    495,495     760,696
                                    --------------------------------------------
Average diluted shares outstanding  8,738,853   8,882,612  8,726,918   8,884,288
                                    --------------------------------------------

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

Had compensation cost for the Company's stock options been determined in accordance with SFAS No. 123, the Company's net income and related per share amounts for the three and six months ended June 30, 2005 would have decreased to the following pro forma amounts (in thousands):


                                                        Three months ended      Six months ended
                                                           June 30, 2005         June 30, 2005
------------------------------------------------------------------------------------------------
Net Income:
     As reported                                           $        610          $      1,220
Deduct: Total stock-based employee compensation expense
    determined under the fair value based method for all
    awards, net of related tax effects                               --                   882
                                                           ----------------------------------
     Pro forma                                             $        610          $        338

Net income per share - basic:
     As reported                                           $       0.08          $       0.15
     Pro forma                                             $       0.08          $       0.04

Net income per share - diluted:
     As reported                                           $       0.07          $       0.14
     Pro forma                                             $       0.07          $       0.04


In December 2004, SFAS No. 123R, Share-Based Payment, was issued. SFAS No. 123R requires companies to recognize in the statement of earnings the grant-date fair value of stock options issued to employees and measure the fair value liability classified awards each reporting period. The statement was effective January 1, 2006. The Company recorded stock share based payment expense using the modified prospective method for transition to the new rules whereby grants after the implementation date, as well as unvested awards granted prior to the implementation date, are measured and accounted for under SFAS No. 123R. All awards granted prior to January 1, 2006 were fully vested.

Stock Appreciation Rights

On January 31, 2006, the Company granted under its 2005 Equity Incentive Plan 157,500 Stock Appreciation Rights ("SARS") (89,250 were granted to employees and 68,250 were granted to directors), each with an exercise price of $10.36. These SARS can only be settled in cash. The SARS vest over a four year period and expire February 1, 2016. The fair value of SARS granted was estimated on June 30, 2006 using the Black-Scholes option pricing model with the following weighted-average assumptions used: stock price $8.80, dividend yield of 0%; expected volatility of

41.17%; risk free interest rate of 5.10%; and expected lives of seven years. These SARS had a fair value of approximately $4.13 per share at June 30, 2006. The Company recorded share based payment expense of approximately $16,000 and $27,000, respectively, net of tax, related to the granting of SARS during the three and six months ended June 30, 2006. As of June 30, 2006, total unvested compensation expense was approximately $583,000 (pre-tax) and will vest over 43 months.

A summary of the status of the Company's SARS for the six months ended June 30, 2006, is presented below:


                                          For the six months
                                                 ended
                                            June 30, 2006
---------------------------------------------------------------
                                                      Weighted
                                                       average
                                                      exercise
                                         SARS           price
---------------------------------------------------------------

Outstanding at beginning of year       $     --       $     --

Granted                                 157,500          10.36

Forfeited                                    --             --

Exercised                                    --             --
==============================================================

Outstanding at period end               157,500          10.36
==============================================================
SARS exercisable at period end

Weighted average fair value of
     SARs granted                     $   4.13
==============================================================

Stock Option Plan

In 2000, the Company established an Employee and Director Stock Option Plan (the "Plan"). The Plan currently provides for the granting of stock options to purchase in aggregate up to 1,458,605 shares of the Company's common stock, subject to adjustment for certain dilutive events such as stock distributions. During the six months ended June 30, 2006, no options were granted. Effective January 1, 2005, as a result of the combination with Allaire Community Bank, all outstanding options granted under the Plan have become fully vested.

In addition, as a result of the combination with Allaire Community Bank, options to purchase 763,551 shares of Allaire Community Bank common stock were converted into options to purchase 763,551 shares of Central Jersey Bancorp common stock, all of which are fully vested.

A summary of the status of the Company's stock options as of and for the six months ended June 30, 2006 is presented below:

                                              Six months
                                                ended
                                            June 30, 2006
---------------------------------------------------------------
                                                      Weighted
                                                      average
                                                      exercise
                                        Shares         price
---------------------------------------------------------------

Outstanding at beginning of year       1,508,705    $      5.25
---------------------------------------------------------------
Allaire Community Bank combination            --             --

Granted                                       --             --

Forfeited                                (37,610)         10.04

Exercised                               (107,762)          4.40
===============================================================

Outstanding at period end              1,363,333           5.18
===============================================================

                                       1,363,333           5.18
Options exercisable at period end

Weighted average fair value of
     options granted                 $        --
===============================================================

Note 3.  Loans Receivable, Net and Loans Held for Sale
------------------------------------------------------

Loans receivable, net at June 30, 2006 and December 31, 2005, consisted of the following (in thousands):

                                     June 30,      December 31,
Loan Type                              2006           2005
---------                          ------------   ------------

Real estate loans - commercial     $    236,410   $    232,570
Home equity and second mortgages         37,316         38,153
Commercial and industrial loans          36,433         32,708
1-4 family real estate loans              4,266          4,858
Consumer loans                            3,041          2,054
                                   ------------   ------------
     Total loans                   $    317,466   $    310,343
Less:
     Allowance for loan losses            3,279          3,175
                                   ------------   ------------
          Net loans                $    314,187   $    307,168
                                   ============   ============

Loans held-for-sale                $        577   $      3,127
                                   ============   ============

Loans are considered to be non-performing if they (a) are on a non-accrual basis, (b) are past due ninety days or more and still accruing interest, or (c) have been renegotiated to provide a reduction or deferral of interest because of a weakening in the financial position of the borrowers. A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. Central Jersey Bancorp had non-accrual loans totaling $505,000 at June 30, 2006, as compared to $79,000 at December 31, 2005. The increase is due primarily to $413,000 in unsecured loans placed on non-accrual status. These loans, which were originated in 1999 through 2001, had an original outstanding aggregate balance of approximately $1.0 million, were made to several individuals referred by Mr. Solomon Dwek, and have been adversely impacted by the May 2006 action commenced by PNC Bank against Mr. Dwek, as described below. There was $46,000 in loan charge offs during the three and six months ended June 30, 2006.

During the three months ended June 30, 2006, but prior to the action taken by PNC Bank against Mr. Solomon Dwek, the Company originated a $2.0 million commercial mortgage loan to a limited liability company owned by Mr. Dwek. The loan is current and performing in accordance with its contractual terms and based upon a recent appraisal is well secured. The loan to Mr. Dwek was made at arms-length and the terms and conditions of the loan were in accordance with applicable laws and on similar terms and conditions for comparable transactions with other persons or organizations with similar creditworthiness.

In other matters related to Mr. Solomon Dwek, on July 31, 2006, the Company announced that an aggregate of 564,910 shares of Central Jersey Bancorp's common stock, representing approximately 6.8% of the shares of Central Jersey Bancorp's common stock currently outstanding, were recently sold at prices ranging from $8.80 to $8.85 per share to two institutional investors for the benefit of another financial institution. These shares of Central Jersey Bancorp's common stock and other securities unrelated to Central Jersey Bancorp had been pledged by Mr. Dwek as collateral to secure a $10.0 million loan he had personally received from another financial institution. The entire collateral position was ordered sold by the Superior Court of New Jersey in connection with an action commenced by PNC Bank against Mr. Dwek.

As of April 6, 2006, the record date for Central Jersey Bancorp's 2006 annual meeting of shareholders, Mr. Dwek held 779,730 shares of Central Jersey Bancorp's common stock (818,716 shares as adjusted for the 5% stock distribution paid on July 1, 2006), which represented at such time 9.96% of the shares of Central Jersey Bancorp's common stock outstanding. As the result of the recent sale of shares of Central Jersey Bancorp's common stock held as collateral at another financial institution, coupled with other transfers and/or sales of Central Jersey Bancorp's common stock formerly held by Mr. Dwek, which have occurred in connection with the pending action against Mr. Dwek, the equity holdings of Mr. Dwek in Central Jersey Bancorp have been significantly reduced.

Note 4.  Deposits
-----------------

The major types of deposits at June 30, 2006 and December 31, 2005 were as follows (in thousands):

                                                  June 30,     December 31,
Deposit Type                                        2006           2005
------------                                    ------------   ------------

Non-interest bearing checking                   $     84,104   $     91,297
Interest-bearing checking                             78,817         85,812
Savings                                               72,404         63,518
Money market                                          35,033         24,663
Certificates of deposit of less than $100,000         73,806         67,813
Certificates of deposit of $100,000 or more           70,022         74,451
                                                ------------   ------------

     Total                                      $    414,186   $    407,554
                                                ============   ============

Note 5.  Subordinated Debentures
--------------------------------

In March 2004, MCBK Capital Trust I, a newly formed Delaware statutory business trust and a wholly-owned, unconsolidated subsidiary of Central Jersey Bancorp, issued an aggregate of $5.0 million of trust preferred securities to ALESCO Preferred Funding III, a pooled investment vehicle. Sandler O'Neill & Partners, L.P. acted as placement agent in connection with the offering of the trust preferred securities. The securities issued by MCBK Capital Trust I are fully guaranteed by Central Jersey Bancorp with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to the three-month LIBOR plus 285 basis points, which resets quarterly. The securities mature on April 7, 2034 and may be called at par by Central Jersey Bancorp any time after April 7, 2009. These securities were placed in a private transaction exempt from registration under the Securities Act of 1933, as amended.

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of Subordinated Debentures from Central Jersey Bancorp. The Subordinated Debentures bear a variable interest rate equal to LIBOR plus 2.85 basis points. Although the Subordinated Debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp. At June 30, 2006, $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital. Central Jersey Bancorp is using the proceeds it received from the Subordinated Debentures to support the general balance sheet growth of Central Jersey Bancorp and to help ensure that Central Jersey Bank, N.A. maintains the required regulatory capital ratios.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At June 30, 2006, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities. Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital. However, in the event that the trust preferred issues do not qualify as Tier I Capital, Central Jersey Bank, N.A. would remain well capitalized.

Note 6. Recent Accounting Pronouncements
----------------------------------------

In March 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 156, Accounting for Servicing of Financial Assets. SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because SFAS No. 156 permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective in the first fiscal year beginning after September 15, 2006 with earlier adoption permitted. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company plans to adopt FIN 48 on January 1, 2007. The Company is evaluating the impact of adoption of FIN 48 and is unable, at this time, to quantify the impact, if any, to retained earnings at the time of adoption.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis is intended to provide information about the Company's financial condition as of June 30, 2006 and results of operations for the three and six months ended June 30, 2006 and 2005. The following information should be read in conjunction with the Company's unaudited consolidated financial statements for the three and six months ended June 30, 2006, including the related notes thereto, contained elsewhere in this document.

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

Overview

For the three months ended June 30, 2006, net income was $675,000, as compared to $610,000 for the same period in 2005. Basic and diluted earnings per share were both $0.08, as compared to $0.08 and $0.07, respectively, for the same period in 2005.

For the six months ended June 30, 2006, net income was $1.40 million, as compared to $1.22 million for the same period in 2005. Basic and diluted earnings per share were $0.17 and $0.16, respectively, as compared to $0.15 and $0.14, respectively, for the same period in 2005.

Total assets of $510.7 million at June 30, 2006 were comprised primarily of $124.2 million in investment securities, $314.2 million in net loans and $23.0 million in cash and due from banks, as compared to total assets of $514.6 million at December 31, 2005, which primarily consisted of $133.7 million in investment securities, $307.2 million in net loans, $3.1 million in residential loans held-for-sale and $21.2 million in cash and due from banks. Total assets at June 30, 2006 were funded primarily through deposits totaling $414.2 million and other borrowings totaling $27.2 million, as compared to $407.6 million and $38.2 million, respectively, at December 31, 2005.

At June 30, 2006, non-accrual loans totaled $505,000 as compared to $79,000 at December 31, 2005. The increase is due primarily to $413,000 in unsecured loans placed on non-accrual status. The repayment of these loans, which were made to several individuals referred by Mr. Solomon Dwek, has been adversely impacted by the pending action against Mr. Dwek. Loan charge-offs during the three and six months ended June 30, 2006 totaled $46,000.

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

For the three and six months ended June 30, 2006 and 2005

Net Interest Income

Net interest income was $4.3 million for the three months ended June 30, 2006, as compared to $4.4 million for the same period in 2005. Net interest income for the three months ended June 30, 2006 was comprised primarily of $5.9 million of interest on loans, $1.4 million of interest on securities, and $64,000 of other interest income, less interest expense on deposits of $2.6 million, interest expense on borrowed funds of $309,000 and interest expense on Subordinated Debentures of $106,000. The average net interest margin for the three months ended June 30, 2006 was 3.76% as compared to 4.04% for the same period in 2005.

Net interest income was $8.6 million for the six months ended June 30, 2006, as compared to $8.7 million for the same period in 2005. Net interest income for the six months ended June 30, 2006 was comprised primarily of $11.5 million of interest on loans, $2.8 million of interest on securities, and $112,000 of other interest income, less interest expense on deposits of $4.7 million, interest expense on borrowed funds of $912,000 and interest expense on Subordinated Debentures of $205,000. The average net interest margin for the six months ended June 30, 2006 was 3.74% as compared to 4.09% for the same period in 2005.

Interest income was $7.3 million for the three months ended June 30, 2006, as compared to $6.1 million for the same period in 2005. This represents an increase of $1.2 million, or 20.8%, which is due primarily to the general increase in interest rates and commercial loan growth. The average yield on interest-earning assets increased to 6.39% for the three months ended June 30, 2006, as compared to 5.65% for the same period in 2005. Average interest-earning assets, which were 89.1% of average total assets, totaled $453.7 million for the three months ended June 30, 2006, and were comprised primarily of $318.4 million in loans, $130.7 million in investment securities and $4.6 million in other interest bearing deposits.

Interest  income was $14.4  million for the six months ended June 30,  2006,  as compared to $11.9 million for the same period in 2005. This represents an increase of $2.5 million, or 21.1%, which is due primarily to the previously-mentioned increase in interest rates and commercial loan growth. The average yield on interest-earning assets increased to 6.31% for the six months ended June 30, 2006, as compared to 5.62% for the same period in 2005. Average interest-earning assets, which were 88.8% of average total assets, totaled $454.8 million for the six months ended June 30, 2006, and were comprised primarily of $316.3 million in loans, $133.3 million in investment securities and $5.2 million in other interest bearing deposits.

Interest  expense was $3.0 million for the three months ended June 30, 2006,  as compared to $1.7 million for the same period in 2005. This represents an increase of $1.3 million, or 74.6%. The increase was due primarily to the cost of interest bearing liabilities which increased to an average cost of 3.26% for the three months ended June 30, 2006 from an average cost of 2.01% for the same period in 2005. For example, the cost of borrowings increased to an average cost of 4.63% for the three months ended June 30, 2006, from an average cost of 3.03% for the same period in 2005. Average interest-bearing deposits totaled $327.3 million for the three months ended June 30, 2006, as compared to $306.8 million for the same period in 2005, and were comprised of $113.3 million in interest-bearing checking and money market deposits, $70.7 million in savings deposits and $143.3 million in time deposits. Interest expense associated with borrowings and Subordinated Debentures totaled $309,000 and $106,000, respectively, for the three months ended June 30, 2006, as compared to $129,000 and $82,000, respectively, for the same period in 2005. Borrowings for the three months ended June 30, 2006 averaged $26.7 million, as compared to $17.1 million for the same period in 2005. These borrowings were necessary to fund commercial loan growth.

Interest expense was $5.8 million for the six months ended June 30, 2006, as compared to $3.2 million for the same period in 2005. This represents an increase of $2.6 million, or 81.4%. The increase was due primarily to the cost of interest bearing liabilities which increased to an average cost of 3.14% for the six months ended June 30, 2006 from an average cost of 1.87% for the same period in 2005. For example, the cost of borrowings increased to an average cost of 4.59% for the six months ended June 30, 2006, from an average cost of 2.79% for the same period in 2005. Average interest-bearing deposits totaled $317.7 million for the six months ended June 30, 2006, as compared to $306.9 million for the same period in 2005, and were comprised of $108.0 million in interest-bearing checking and money market deposits, $68.8 million in savings deposits and $140.9 million in time deposits. Interest expense associated with borrowings and Subordinated Debentures totaled $912,000 and $205,000, respectively, for the six months ended June 30, 2006, as compared to $266,000 and $156,000, respectively, for the same period in 2005. Borrowings for the six months ended June 30, 2006 averaged $40 million, as compared to $19.2 million for the same period in 2005. These borrowings were necessary to fund commercial loan growth.

Provision for Loan Losses

For the three and six months ended June 30, 2006, the provision for loan losses was $97,000 and $148,000, respectively, as compared to $79,000 and $179,000, respectively, for the same period in 2005. The increase in the provision for loan losses for the three months ended June 30, 2006 was due primarily to loan loss provision relating to the $413,000 in unsecured loans placed on non-accrual status as of June 30, 2006, as previously noted, partially offset by improvements in the credit quality of the remaining portfolio. The Company will continue to monitor these loans and based upon their unsecured status and the uncertainties surrounding the final outcome of the action against Mr. Solomon Dwek, additional provision may need to be recorded in future periods.

Non-Interest Income

Non-interest income was $423,000 for the three months ended June 30, 2006, as compared to $369,000 for the same period in 2005. Service charges on deposit accounts totaled $343,000 for the three months ended June 30, 2006, as compared to $344,000 for the same period in 2005. Gain on the sale of loans held for sale was $51,000 for the three months ended June 30, 2006, as compared to no gain for the same period in 2005. The increase was due to the commencement of residential mortgage originations held-for-sale in the latter part of 2005.

Non-interest income was $904,000 for the six months ended June 30, 2006, as compared to $715,000 for the same period in 2005. Service charges on deposit accounts totaled $682,000 for the six months ended June 30, 2006, as compared to $659,000 for the same period in 2005. Gain on the sale of loans held for sale was $161,000 for the six months ended June 30, 2006, as compared to no gain for the same period in 2005. The increase was due to the commencement of residential mortgage originations held-for-sale in the latter part of 2005.

Non-Interest Expense

Non-interest expense was $3.6 million and $7.1 million, respectively, for the three and six months ended June 30, 2006, as compared to $3.7 million and $7.3 million, respectively, for the same periods in 2005. The decrease for the three and six months ended June 30, 2006, as compared to the same periods in 2005, is due primarily to recently realized operating efficiencies and cost economies. Non-interest expense generally includes costs associated with employee salaries and benefits, occupancy expenses, data processing fees, professional fees and other operating expenses.

The table below present's non-interest expense, by major category, for the three and six months ended June 30, 2006 and 2005 (in thousands):

                                       Three months ended      Six months ended
                                             June 30,              June 30,
Non-Interest Expense                     2006       2005       2006       2005
--------------------                     ----       ----       ----       ----

Salaries and employee benefits         $  1,850   $  1,810   $  3,732   $  3,638
Net occupancy expenses                      424        446        826        906
Outside service fees                        223        242        432        496
Data processing fees                        195        261        398        526
Core deposit intangible amortization        155        172        309        344
Audit and tax fees                           93        104        156        159
Printing, stationery, and supplies           70         59        123        178
Legal fees and expenses                      50         50         71         79
Advertising and marketing expenses           34         46         84         93
Other operating expenses                    500        499      1,004        896
                                       --------   --------   --------   --------
      Total                            $  3,594   $  3,689   $  7,135   $  7,315
                                       ========   ========   ========   ========

Income Tax Expense

Income tax expense was $399,000 for the three months ended June 30, 2006 on income before taxes of $1.1 million, resulting in an effective tax rate of 37.15%, as compared to income tax expense of $345,000 on income before taxes of $955,000 for the same period in 2005, resulting in an effective tax rate of 36.13%.

Income tax expense was $827,000 for the six months ended June 30, 2006 on income before taxes of $2.2 million, resulting in an effective tax rate of 37.14%, as compared to income tax expense of $690,000 on income before taxes of $1.9 million for the same period in 2005, resulting in an effective tax rate of 36.13%.

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on hand and due from banks. At June 30, 2006, cash and cash equivalents were $23.0 million, an increase of $1.8 million, or 8.4%, from the December 31, 2005 total of $21.2 million. The increase was due primarily to the timing of cash flows related to the Company's business activities.

Investment Portfolio

Investments totaled $124.2 million at June 30, 2006, a decrease of $9.5 million, or 7.1%, from the December 31, 2005 total of $133.7 million. This decrease was primarily attributable to principal pay downs on mortgage-backed securities totaling $3.7 million and matured investment securities totaling $4.2 million. The proceeds received by Central Jersey Bancorp from these transactions were used to fund loan growth that occurred during the period and to pay-down borrowings.

Loan Portfolio

Loans held-for-sale at June 30, 2006 totaled $577,000, as compared to $3.1 million at December 31, 2005. The decrease is due primarily to lower residential loan origination volume resulting from a slowing housing market and higher interest rates.

Loans, net of the allowance for loan losses, closed the six months ended June 30, 2006 at $314.2 million, an increase of $7.0 million, or 2.3%, over the $307.2 million balance at December 31, 2005. The increase is due primarily to the origination of commercial real estate loans during the period.

The allowance for loan losses, which began the year at $3.17 million, or 1.02% of total loans, was $3.28 million at June 30, 2006, with the allowance for loan losses ratio at 1.03% of total loans.

Non-performing Loans

A loan is considered to be non-performing  if it (1) is on a non-accrual  basis,
(2) is past due ninety days or more and still accruing interest, or (3) has been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial position of the borrower. A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only where it is both adequately secured as to principal and is in the process of collection. Central Jersey Bancorp, at June 30, 2006, had non-performing loans totaling $505,000, as compared to $79,000 at December 31, 2005. The increase is due primarily to the $413,000 in unsecured loans placed on non-accrual status as of June 30, 2006. The repayment of these loans, which were made to several individuals referred by Mr. Solomon Dwek, has been adversely impacted by the pending action against Mr. Dwek.

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

As of June 30, 2006, loans on the watch list totaled $2.8 million, as compared to $4.1 million at December 31, 2005.

Allowance for Loan Losses and Related Provision

The provision for loan losses for the three and six months ended June 30, 2006 was $97,000 and $148,000, respectively, as compared to $79,000 and $179,000, respectively, for the same periods in 2005. The increase in the provision for loan losses for the three months ended June 30, 2006 was due primarily to loan loss provision relating to the $413,000 in unsecured loans placed on non-accrual status as of June 30, 2006. The repayment of these loans, which were made to several individuals referred by Mr. Solomon Dwek, has been adversely impacted by the pending action against Mr. Dwek.

Loan portfolio composition remained consistent at June 30, 2006, as compared to December 31, 2005, with commercial loans comprising 85.9% of total loans outstanding at June 30, 2006, as compared to 85.5% at December 31, 2005. In addition, Central Jersey Bancorp had non-accrual loans totaling $505,000 at June 30, 2006, as compared to $79,000 at December 31, 2005. Net loans totaled $314.2 million at June 30, 2006, as compared to $307.2 million at December 31, 2005, an increase of $7.0 million, or 2.3%. The allowance for loan losses increased to $3.28 million, or 1.03% of total gross loans, at June 30, 2006, as compared to $3.17 million, or 1.02% of total gross loans, at December 31, 2005.

Deposits

One of Central Jersey Bancorp's primary strategies is the accumulation and retention of core deposits. Core deposits are defined as all deposits with the exception of certificates of deposits in excess of $100,000. Deposits at June 30, 2006 totaled $414.2 million, an increase of $6.6 million, or 1.6%, from the December 31, 2005 total of $407.6 million. Core deposits as a percentage of total deposits were 83.1% and 81.7%, respectively, at June 30, 2006 and December 31, 2005.

Borrowings

Other borrowings were $27.2 million at June 30, 2006, as compared to $38.2 million at December 31, 2005, representing a decrease of $11.0 million, or 28.9%. These borrowings, which are short-term in nature, were reduced during the period due to cash inflows resulting from deposit growth and the principal amortization and maturity of investment securities.

Liquidity and Capital Resources

Liquidity defines the ability of Central Jersey Bank, N.A. to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank's asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements. The liquidity needs of Central Jersey Bank, N.A. have been primarily met by cash on hand, loan and investment amortizations and borrowings. Central Jersey Bank, N.A. invests funds not needed for operations (excess liquidity) primarily in daily Federal funds sold. During the six months ended June 30, 2006, Central Jersey Bank, N.A. continued to maintain a large secondary source of liquidity known as Investment Securities Available for Sale. The market value of that portfolio was $102.6 million at June 30, 2006 and $111.2 million at December 31, 2005.

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

Quantitative measures established by regulation to ensure capital adequacy require Central Jersey Bank, N.A. to maintain minimum amounts and ratios (set forth in the following table) of Total Capital and Tier 1 Capital to risk weighted assets and of Tier 1 Capital to average assets (leverage ratio). As of June 30, 2006, Central Jersey Bank, N.A. met all capital adequacy requirements to which it is subject.

The following is a summary of Central Jersey Bank, N.A.'s and Central Jersey Bancorp's actual capital ratios as of June 30, 2006 and December 31, 2005, compared to the minimum capital adequacy requirements and the requirements for classification as a "well-capitalized" institution:

                                             Tier I                      Tier I
                                           Capital to                  Capital to              Total Capital to
                                      Average Assets Ratio           Risk Weighted               Risk Weighted
                                        (Leverage Ratio)              Asset Ratio                 Asset Ratio
                                     June 30,    December 31,    June 30,   December 31,     June 30,     December 31,
                                       2006         2005           2006       2005            2006           2005
                                       ----         ----           ----       ----            ----           ----
Central Jersey Bancorp                 8.13%        7.60%         11.12%      10.15%         12.06%         11.05%
Central Jersey Bank, N.A               8.18%        7.85%         11.16%      10.57%         12.10%         11.48%

"Adequately capitalized"
institution (under Federal
regulations)                           4.00%        4.00%          4.00%       4.00%          8.00%          8.00%


"Well capitalized" institution
(under Federal regulations)            5.00%        5.00%          6.00%       6.00%         10.00%         10.00%


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

Central Jersey Bank, N.A.'s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Time deposits as a percentage of total deposits were 34.7% at June 30, 2006, as compared to 34.9% at December 31, 2005. Time deposits are generally short term in nature. As of June 30, 2006, 85.0% of all time deposits had maturities of one year or less, as compared to 89.7% at December 31, 2005. Central Jersey Bank, N.A.'s ability to retain maturing time deposit accounts is the result of a strategy to remain competitively priced within the marketplace. Central Jersey Bank, N.A.'s pricing strategy may vary depending upon funding needs and Central Jersey Bank, N.A.'s ability to fund operations through alternative sources, primarily by accessing short term lines of credit with the Federal Home Loan Bank during periods of pricing dislocation.

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

The following table sets forth the results of the projected net interest income simulation model for the twelve month period commencing June 30, 2006 and ending June 30, 2007:


                                              Net Interest Income
                                              -------------------
Change in Interest Rates
In Basis Points (Rate Shock)   Amount ($)          Change (%)         Change ($)
------------------------------------------------------------------------------

+200                           $   17,046          $      266           1.59%
+100                               16,935                 155           0.92%
Base Case                          16,780                  --             --
-100                               16,703                 (77)         (0.46%)
-200                           $   16,290          $     (490)         (2.92%)


The preceding table indicates that for the twelve month period ending June 30, 2007, in the event of an immediate 200 basis point parallel increase in interest rates, Central Jersey Bank, N.A. would experience a 1.59%, or $266 thousand, increase in net interest income for that period. In the event of a 200 basis point decrease in interest rates, Central Jersey Bank, N.A. would experience a (2.92%), or $490 thousand, decrease in net interest income for the twelve month period ending June 30, 2007.

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, who concluded that the Company's disclosure controls and procedures are effective. The Company's Internal Auditors also participated in this evaluation. During the Company's last fiscal quarter, there has been no change in the Company's bank subsidiary's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.      Risk Factors
              ------------

              There have been no material changes to the risk factors that were previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

              Not Applicable.

Item 3.       Defaults Upon Senior Securities
              -------------------------------

              Not Applicable.

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              The following matter was submitted to a vote of Central Jersey Bancorp's shareholders at Central Jersey Bancorp's 2006 Annual Meeting of Shareholders held on May 25, 2006 (the "Annual Meeting). The number of shares of Central Jersey Bancorp's common stock that were present at the Annual Meeting in person or by proxy was 5,983,770.

              Election of Directors
              ---------------------

              At the Annual Meeting, the shareholders elected each of James G. Aaron, Esq., Mark R. Aikins, Esq., Nicholas A. Alexander, C.P.A., John A. Brockriede, George S. Callas, Carl F. Chirico, James P. Dugan, M. Claire French, William H. Jewett, Paul A. Larson, Jr., John F. McCann, Carmen M. Penta, C.P.A., Mark G. Solow, James S. Vaccaro and Robert S. Vuono to serve as a director of the Company. Each nominee for director was elected for a one year term. The balloting for election was as follows:

                                                                                       Votes
              Name of Director                    Votes For         Percentage       Withheld     Percentage
              ----------------                    ---------         ----------       --------     ----------
              James G. Aaron, Esq.                5,765,136           96.35           218,634        3.65
              Mark R. Aikins, Esq.                5,939,566           99.26           44,204          .74
              Nicholas A. Alexander, C.P.A.       5,659,635           94.58           324,135        5.42


              John A. Brockriede                  5,937,984           99.23           45,786          .77
              George S. Callas                    5,788,947           96.74           194,823        3.26
              Carl F. Chirico                     5,960,023           99.60           23,747          .40
              James P. Dugan                      5,935,544           99.19           48,226          .81
              M. Claire French                    5,945,506           99.36           38,264          .64
              William H. Jewett                   5,953,688           99.50           30,082          .50
              Paul A. Larson, Jr.                 5,804,073           97.00           179,697        3.00
              John F. McCann                      5,798,158           96.90           185,612        3.10
              Carmen M. Penta, C.P.A.             5,933,850           99.17           49,920          .83
              Mark G. Solow                       5,791,376           96.78           192,394        3.22
              James S. Vaccaro                    5,952,001           99.47           31,769          .53
              Robert S. Vuono                     5,959,291           99.59           24,479          .41


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

                                             Central Jersey Bancorp
                             --------------------------------------------------
                             Registrant


DATE:  August 9, 2006        /s/ James S. Vaccaro
                             --------------------------------------------------
                             James S. Vaccaro
                             President and
                             Chief Executive Officer
                             (Principal Executive Officer)


DATE:  August 9, 2006        /s/ Anthony Giordano, III
                             --------------------------------------------------
                             Anthony Giordano, III
                             Executive Vice President, Chief Financial Officer,
                             Treasurer and Assistant Secretary
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

         10.6 Guarantee Agreement by Registrant and Wilmington Trust Company, dated March 25, 2004 (Incorporated by reference to
                  Exhibit 10.12 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003).
         10.7 Change of Control Agreement, dated as of January 1, 2005, between the Registrant and Robert S. Vuono (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004).
         10.8 Change of Control Agreement, dated as of January 1, 2005, between the Registrant and Robert K. Wallace (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004).
         10.9 Severance Agreement, dated as of January 1, 2005, between the Registrant and Carl F. Chirico (Incorporated by reference to
                  Exhibit 10.9 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004).
         10.10 Central Jersey Bancorp 2005 Equity Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
         10.11 Change of Control Agreement, dated as of August 1, 2006, by and between the Registrant and James S. Vaccaro (Incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K dated August 1, 2006).
         10.12 Change of Control Agreement, dated as of August 1, 2006, by and between the Registrant and Anthony Giordano, III (Incorporated by reference to Exhibit 10.12 to the Registrant's Current Report on Form 8-K dated August 1, 2006).
         10.13 Change of Control Agreement, dated as of August 1, 2006, by and between the Registrant and Robert S. Vuono (Incorporated by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K dated August 1, 2006).
         31.1     Section 302 Certification of Chief Executive Officer.
         31.2     Section 302 Certification of Chief Financial Officer.
         32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350.
         32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350.