Form 10-Q/A
period 2006-06-30
CENTRAL JERSEY BANCORP
filed 2006-08-15
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

                             AMENDMENT NO. 1 TO THE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ___________ to _________.


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

                                EXPLANATORY NOTE

This amendment on Form 10-Q/A amends Central Jersey Bancorp's Quarterly Report on Form 10-Q for the period ended June 30, 2006, as initially filed with the Securities and Exchange Commission on August 9, 2006, and is being filed to include Exhibit 32.2(a), Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Due to a system error which occurred during the EDGAR filing process, the Quarterly Report was filed without Exhibit 32.2(a) attached. Central Jersey Bancorp is filing this amendment on Form 10-Q/A to correct this filing error. In addition, as required by Rule 12b-15, promulgated under the Securities Exchange Act of 1934, as amended, Central Jersey Bancorp's principal executive officer and principal financial officer are providing new Rule 13a-14 certifications in connection with this amendment on Form 10-Q/A and are also furnishing written statements pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



PART II.     OTHER INFORMATION
-------      -----------------

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

                              Central Jersey Bancorp
                              --------------------------------------------------
                              Registrant


DATE:   August 15, 2006       /s/ James S. Vaccaro
                              --------------------------------------------------
                              James S. Vaccaro
                              President and
                              Chief Executive Officer
                              (Principal Executive Officer)


DATE:   August 15, 2006       /s/ Anthony Giordano, III
                              --------------------------------------------------
                              Anthony Giordano, III
                              Executive Vice President, Chief Financial Officer,
                              Treasurer and Assistant Secretary
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

            31.2        Section 302 Certification of Chief Financial Officer.

            32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

            32.2(a) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

            32.2(b) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.