Form 10-Q
period 2006-09-30
CENTRAL JERSEY BANCORP
filed 2006-11-09
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________.

                         Commission file number 0-49925

                             Central Jersey Bancorp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New Jersey                                     22-3757709
 --------------------------------           ------------------------------------
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

As of November 6, 2006, there were 8,254,553 shares of the registrant's common stock, par value $.01 per share, outstanding.


                             Central Jersey Bancorp
                               INDEX TO FORM 10-Q
                               ------------------
                                                                                    PAGE
                                                                                    ----
PART I.    FINANCIAL INFORMATION
------     ---------------------

Item 1.    Financial Statements

           Consolidated Balance Sheets
           as of September 30, 2006 (unaudited) and December 31, 2005.................1

           Consolidated Statements of Income (unaudited)
           for the three and nine months ended September 30, 2006 and 2005............2

           Consolidated Statements of Changes in Shareholders' Equity (unaudited)
           for the nine months ended September 30, 2006 and 2005......................3

           Consolidated Statements of Cash Flows (unaudited)
           for the nine months ended September 30, 2006 and 2005......................4

           Notes to Unaudited Consolidated Financial Statements.......................5

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations..........................13

Item 3.    Quantitative and Qualitative Disclosures about Market Risk................22

Item 4.    Controls and Procedures...................................................24

PART II.   OTHER INFORMATION
-------    -----------------

Item 1.    Legal Proceedings.........................................................25

Item 1A.   Risk Factors..............................................................25

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...............25

Item 3.    Defaults Upon Senior Securities...........................................25

Item 4.    Submission of Matters to a Vote of Security Holders.......................25

Item 5.    Other Information.........................................................25

Item 6.    Exhibits..................................................................25

Signatures...........................................................................26

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005
                             (dollars in thousands)

                                                                  September 30,     December 31,
                                                                      2006             2005
                                                                  -------------    -------------
ASSETS                                                             (unaudited)
------

Cash and due from banks                                           $       9,163    $      21,228
Federal funds sold                                                       28,495               --
                                                                  -------------    -------------
     Cash and cash equivalents                                           37,658           21,228
Investment securities available for sale, at market value               101,225          111,175
Investment securities held to maturity (market value of
   $20,715 (unaudited) and $22,058 at September 30, 2006 and
   December 31, 2005, respectively)                                      21,211           22,567
Loans held-for-sale                                                          --            3,127
Loans, net of allowance for loan losses of $3,599 and $3,175
   at September 30, 2006 and December 31, 2005, respectively            310,241          307,168
Premises and equipment                                                    5,552            6,006
Bank owned life insurance                                                 3,420            3,338
Accrued interest receivable                                               2,708            2,636
Goodwill                                                                 26,957           27,229
Core deposit intangible                                                   2,632            3,097
Other assets                                                              5,654            6,992
                                                                  -------------    -------------

          Total assets                                            $     517,258    $     514,563
                                                                  =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
     Non-interest bearing                                         $      87,082    $      91,297
     Interest bearing                                                   344,272          316,257
                                                                  -------------    -------------
                                                                        431,354          407,554

Other borrowings                                                         14,835           38,191
Subordinated debentures                                                   5,155            5,155
Accrued expenses and other liabilities                                    1,514            1,885
                                                                  -------------    -------------

          Total liabilities                                             452,858          452,785
                                                                  -------------    -------------

Shareholders' equity:
     Common stock, par value $0.01 per share
          100,000,000 shares authorized and
          8,254,553 and 8,169,844 shares issued and outstanding
          at September 30, 2006 and December 31, 2005,
          respectively                                                       83               82
Additional paid-in capital                                               60,506           59,999
Accumulated other comprehensive loss, net of tax benefit                 (1,876)          (2,153)
Retained earnings                                                         5,687            3,850
                                                                  -------------    -------------
          Total shareholders' equity                                     64,400           61,778
                                                                  -------------    -------------

          Total liabilities and shareholders' equity              $     517,258    $     514,563
                                                                  =============    =============

See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                (dollars in thousands, except per share amounts)

                                                                   Three months ended        Nine months ended
                                                                     September 30,             September 30,
                                                                   2006         2005         2006         2005
                                                                ----------   ----------   ----------   ----------
                                                                      (unaudited)               (unaudited)
Interest and dividend income:
     Interest and fees on loans                                 $    5,859   $    4,812   $   17,346   $   13,455
     Interest on securities available for sale                       1,101        1,144        3,381        3,743
     Interest on securities held to maturity                           245          267          750          830
     Interest on federal funds sold and due from banks                 239           88          351          189
                                                                ----------   ----------   ----------   ----------
          Total interest and dividend income                         7,444        6,311       21,828       18,217

Interest expense:
     Interest expense on deposits                                    2,943        1,822        7,605        4,634
     Interest expense on other borrowings                              169           71        1,081          336
     Interest expense on subordinated debentures                       113           88          317          244
                                                                ----------   ----------   ----------   ----------
          Total interest expense                                     3,225        1,981        9,003        5,214

                                                                ----------   ----------   ----------   ----------
          Net interest income                                        4,219        4,330       12,825       13,003
                                                                ----------   ----------   ----------   ----------

Provision for loan losses:                                             318           36          465          215
                                                                ----------   ----------   ----------   ----------
          Net interest income after provision for loan losses        3,901        4,294       12,360       12,788
                                                                ----------   ----------   ----------   ----------

Other income:
     Service charges on deposit accounts                               367          395        1,049        1,070
     Gain on the sale of loans held for sale                            28           --          189           --
     Income on bank owned life insurance                                27           28           82           84
     Other service charges, commissions and fees                        --           --            5           --
                                                                ----------   ----------   ----------   ----------
          Total other income                                           422          423        1,325        1,154
                                                                ----------   ----------   ----------   ----------

Operating expenses:
     Salaries and employee benefits                                  1,831        1,833        5,563        5,454
     Net occupancy expenses                                            442          432        1,268        1,339
     Data processing fees                                              205          204          604          729
     Core deposit intangible amortization                              155          172          465          516
     Other operating expenses                                        1,014        1,062        2,882        2,980
                                                                ----------   ----------   ----------   ----------
          Total other expenses                                       3,647        3,703       10,782       11,018
                                                                ----------   ----------   ----------   ----------

Income before provision for income taxes                               676        1,014        2,903        2,924

Income taxes                                                           239          361        1,066        1,051
                                                                ----------   ----------   ----------   ----------

          Net income                                            $      437   $      653   $    1,837   $    1,873
                                                                ==========   ==========   ==========   ==========

Basic earnings per share                                        $     0.05   $     0.08   $     0.22   $     0.23
                                                                ==========   ==========   ==========   ==========
Diluted earnings per share                                      $     0.05   $     0.07   $     0.21   $     0.21
                                                                ==========   ==========   ==========   ==========

Average basic shares outstanding                                 8,262,545    8,152,734    8,231,423    8,132,393
                                                                ==========   ==========   ==========   ==========
Average diluted shares outstanding                               8,720,859    9,054,811    8,718,303    9,008,863
                                                                ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                             (dollars in thousands)

                                                                               Accumulated
                                                              Additional         other
                                                 Common         paid-in       comprehensive       Retained
                                                 stock          capital       (loss) income       earnings         Total
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                 $          40   $      15,216    $        (619)   $       1,218   $      15,855
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                              --              --               --            1,873           1,873
Unrealized loss on securities
   available for sale, net of tax of $258               --              --             (410)              --            (410)
                                                                                                               -------------
Total comprehensive income                              --              --               --               --           1,463
Allaire Community Bank combination                      42          44,375               --               --          44,417
Exercise of stock options -103,484 shares               --             390               --               --             390
----------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2005                $          82   $      59,981    $      (1,029)   $       3,091   $      62,125
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005                 $          82   $      59,999    $      (2,153)   $       3,850   $      61,778
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                              --              --               --            1,837           1,837
Unrealized gain on securities
   available for sale, net of tax of $160               --              --              277               --             277
                                                                                                               -------------
Total comprehensive income                              --              --               --               --           2,114

Exercise of stock options - 107,762 shares
   (including tax benefit of $250)                       1             724               --               --             725
Common stock retired - 21,523 shares                    --            (217)              --               --            (217)
----------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2006                $          83   $      60,506    $      (1,876)   $       5,687   $      64,400
============================================================================================================================

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                             (dollars in thousands)

                                                                                Nine months ended
                                                                                  September 30,
                                                                                2006        2005
                                                                              --------    --------
                                                                            (unaudited)  (unaudited)
Cash flows from operating activities:
     Net income                                                               $  1,837    $  1,873
Adjustments  to reconcile net income to net cash provided by (used in)
operating activities:
    Increase in cash surrender value of life insurance                             (82)        (84)
    Deferred taxes                                                                 416        (281)
    Provision for loan losses                                                      465         215
    Depreciation and amortization                                                  647         579
    Net premium amortization on held to maturity securities                         (5)          9
    Net premium amortization on available for sale securities                      129         173
    Core deposit intangible amortization                                           465         516
    Gain on the sale of loans held for sale                                       (189)         --
    Originations of loans held for sale                                        (18,623)     (2,090)
    Proceeds from the sale of loans held for sale                               21,939          --
    (Increase) decrease in accrued interest receivable                             (72)         57
    Decrease (increase) in other assets                                          1,034      (2,308)
    Decrease in accrued expenses and other liabilities                            (371)       (438)
                                                                              --------    --------
         Net cash provided by (used in) operating activities                     7,590      (1,779)
                                                                              --------    --------

Cash flows from investing activities:
     Maturities of and paydowns on investment securities held to maturity        1,361       2,435
     Maturities of and paydowns on investment securities available for sale     10,258      14,736
     Net increase in loans                                                      (3,538)    (28,673)
     Cash/cash equivalents acquired in Allaire Community Bank combination           --       6,886
     Purchases of premises and equipment, net                                     (193)       (504)
                                                                              --------    --------
           Net cash provided by (used in) investment activities                  7,888      (5,120)
                                                                              --------    --------

Cash flows from financing activities:
     Net proceeds from stock options exercised                                     508         390
     Net (decrease) increase in non-interest bearing deposits                   (4,215)     22,316
     Net increase (decrease) in interest bearing deposits                       28,015     (14,249)
     Net (decrease) increase in other borrowings                               (23,356)      3,906
                                                                              --------    --------
           Net cash provided by financing activities                               952      12,363
                                                                              --------    --------

            Increase in cash and cash equivalents                               16,430       5,464

Cash and cash equivalents at beginning of period                                21,228      18,594
                                                                              --------    --------
Cash and cash equivalents at end of period                                    $ 37,658    $ 24,058
                                                                              ========    ========

Cash paid during the period for:
     Interest                                                                 $  8,970    $  5,318
                                                                              ========    ========
     Income taxes                                                             $  1,197    $  1,369
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

                      Central Jersey Bancorp and Subsidiary


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

Note 1.  Basis of Presentation
------------------------------

The interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations that may be expected for all of 2006.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

The number of shares outstanding and earnings per share amounts set forth herein for all periods presented have been adjusted to reflect the two-for-one stock split, in the form of a stock dividend, paid on July 1, 2005 for shareholders of record on June 15, 2005, and for the five percent stock dividend, paid on July 1, 2006 for shareholders of record June on 15, 2006.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Central Jersey Bancorp's Annual Report on Form 10-K for the year ended December 31, 2005.

Central Jersey Bancorp and its bank subsidiary, Central Jersey Bank, N.A., are collectively referred to herein as the "Company."

Note 2.  Earnings Per Share
---------------------------

The following table reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005:

                                      Three months ended       Nine months ended
                                         September 30,           September 30,
                                       2006        2005        2006        2005
                                     ---------   ---------   ---------   ---------
Average basic shares outstanding     8,262,545   8,152,734   8,231,423   8,132,393
Add effect of dilutive securities:
       Stock options                   458,314     902,077     486,880     876,470
                                     ---------   ---------   ---------   ---------
Average diluted shares outstanding   8,720,859   9,054,811   8,718,303   9,008,863
                                     ---------   ---------   ---------   ---------

Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method under Accounting Principles Board No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-based Compensation, as amended by SFAS No.148, Accounting for Stock-based Compensation-Transaction and Disclosure, permits the use of the intrinsic value method; provided, however, that if the Company uses the intrinsic value method, it must disclose the pro forma net income and earnings per share as if the stock-based compensation had been accounted for using the fair value method.

Had compensation cost for the Company's stock options been determined using the fair value method, the Company's net income and related per share amounts for the three and nine months ended September 30, 2005 would have decreased to the following pro forma amounts (in thousands):

                                                         Three months ended     Nine months ended
                                                         September 30, 2005    September 30, 2005
-------------------------------------------------------------------------------------------------
Net Income:
     As reported                                           $           653       $         1,873
Deduct: Total stock-based employee compensation expense
    determined under the fair value based method for all
    awards, net of related tax effects                                  --                   882
                                                           ---------------       ---------------
     Pro forma                                             $           653       $           991

Net income per share - basic:
     As reported                                           $          0.08       $          0.23
     Pro forma                                             $          0.08       $          0.12

Net income per share - diluted:
     As reported                                           $          0.07       $          0.21
     Pro forma                                             $          0.07       $          0.11

In December 2004, SFAS No. 123R, Share-Based Payment, was issued. SFAS No. 123R requires companies to recognize in the statement of earnings the grant-date fair value of stock options issued to employees and measure the fair value of liability classified awards .each reporting period. The Statement was adopted effective January 1, 2006. The Company recorded stock share based payment expense using the modified prospective method for transition to the new rules whereby grants after the implementation date, as well as unvested awards granted prior to the implementation date, are measured and accounted for under SFAS No. 123R. All awards granted prior to January 1, 2006 were fully vested. Consequently, no expense was recorded in 2006. In addition, no stock options have been granted in 2006.

Stock Appreciation Rights

On January 31, 2006, the Company granted under its 2005 Equity Incentive Plan 157,500 Stock Appreciation Rights ("SARS") (89,250 were granted to employees and 68,250 were granted to directors), each with an exercise price of $10.36. These SARS can only be settled in cash. The SARS vest over a four year period and expire February 1, 2016. The fair value of SARS granted was estimated on September 30, 2006 using the Black-Scholes option pricing model with the following weighted-average assumptions used: stock price $9.48, dividend yield of 0%; expected volatility of 41.17%; risk free interest rate of 4.59%; and expected lives of seven years. These SARS had a fair value of approximately $4.56 per share at September 30, 2006. The Company recorded share based payment expense of approximately $30,000 and $72,000, net of tax, related to the granting of SARS during the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, total unvested compensation expense was approximately $579,000 (pre-tax) and will vest over 40 months.

A summary of the status of the Company's SARS for the nine months ended September 30, 2006, is presented below:

                                  For the nine months ended
                                     September 30, 2006
----------------------------------------------------------
                                                 Weighted
                                                  average
                                                 exercise
                                      SARS        price
----------------------------------------------------------
Outstanding at beginning of year   $      --    $      --

Granted                              157,500        10.36

Forfeited                             (5,250)       10.36

Exercised                                 --           --
==========================================================
Outstanding at period end          $ 152,250    $   10.36
==========================================================

SARS exercisable at period end            --           --

Weighted average fair value of
     SARs granted                  $    4.56
==========================================================

Stock Option Plan

In 2000, the Company established an Employee and Director Stock Option Plan (the "Plan"). The Plan currently provides for the granting of stock options to purchase in aggregate up to 1,458,605 shares of the Company's common stock, subject to adjustment for certain dilutive events such as stock distributions. During the nine months ended September 30, 2006, no options were granted. Effective January 1, 2005, as a result of the combination with Allaire Community Bank, all outstanding options granted under the Plan became fully vested.

In addition, as a result of the combination with Allaire Community Bank, options to purchase 763,551 shares of Allaire Community Bank common stock were converted into options to purchase 763,551 shares of Central Jersey Bancorp common stock, all of which are fully vested.

A summary of the status of the Company's stock options as of and for the nine months ended September 30, 2006 is presented below:


                                                   For the nine months ended
                                                      September 30, 2006
-------------------------------------------------------------------------------
                                                                      Weighted
                                                                      average
                                                                     exercise
                                                  Shares               price
-------------------------------------------------------------------------------

Outstanding at beginning of year                1,508,705             $  5.25
-------------------------------------------------------------------------------
Allaire Community Bank combination                     --                  --

Granted                                                --                  --

Forfeited                                        (37,610)               10.04

Exercised                                       (107,762)                4.40
===============================================================================
Outstanding at period end                       1,363,333             $  5.18
===============================================================================

Options exercisable at period end               1,363,333             $  5.18

Weighted average fair value of
     options granted                                                    n/a(1)
===============================================================================

Note 3.  Loans Receivable, Net and Loans Held for Sale
------------------------------------------------------

Loans receivable, net and loans held-for-sale, at September 30, 2006 and December 31, 2005, consisted of the following (in thousands):

                                   September 30,   December 31,
Loan Type                              2006           2005
---------                          ------------   ------------

Real estate loans - commercial     $    235,058   $    232,570
Home equity and second mortgages         36,641         38,153
Commercial and industrial loans          35,057         32,708
1-4 family real estate loans              4,226          4,858
Consumer loans                            2,858          2,054
                                   ------------   ------------
     Total loans                   $    313,840   $    310,343
Less:
     Allowance for loan losses            3,599          3,175
                                   ------------   ------------
          Net loans                $    310,241   $    307,168
                                   ============   ============

Loans held-for-sale                $         --   $      3,127
                                   ============   ============

--------

(1) No stock options have been granted in 2006.

Non-Performing Loans

Loans are considered to be non-performing if they (a) are on a non-accrual basis, (b) are past due ninety days or more and still accruing interest, or (c) have been renegotiated to provide a reduction or deferral of interest because of a weakening in the financial position of the borrowers. A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. Central Jersey Bancorp had non-accrual loans totaling $510,000 at September 30, 2006, as compared to $79,000 at December 31, 2005. The increase is due primarily to $409,000 in unsecured loans placed on non-accrual status as of June 30, 2006, as described below.

The unsecured loans, which were originated in 1999 through 2001 and had an original outstanding aggregate balance of approximately $1.0 million, were made to several individuals referred by Mr. Solomon Dwek. These unsecured loans have been adversely impacted by the May 2006 action commenced by PNC Bank against Mr. Dwek. Mr. Dwek allegedly defrauded PNC Bank by depositing a $25.0 million check drawn on a closed account with PNC Bank. As a result, there is a court order which has frozen Mr. Dwek's assets. This matter is currently under investigation.

Central Jersey Bank, N.A.'s initial credit exposure to Mr. Solomon Dwek and related entities totaled approximately $3.0 million, consisting of a $2.0 million commercial mortgage loan and approximately $1.0 million of unsecured loans. At September 30, 2006, the $1.0 million of unsecured loans had been paid down to $409,000 and have been fully reserved for. The $2.0 million commercial mortgage loan is presently performing and fully secured. There is an offer to purchase the property which, if accepted and closed, would result in full payoff of the commercial mortgage loan.

There were $46,000 in loan charge offs and $5,000 in loan loss recoveries during the nine months ended September 30, 2006, as compared to $93,000 and no loan loss recoveries for the same prior year period. There were no loan charge offs and $3,000 in loan loss recoveries for the three months ended September 30, 2006, as compared to no loan charge offs and no loan loss recoveries for the same prior year period.

Note 4.  Deposits
-----------------

The major types of deposits at September 30, 2006 and December 31, 2005 were as follows (in thousands):

                                                September 30,  December 31,
Deposit Type                                        2006           2005
------------                                    ------------   ------------

Non-interest bearing checking                   $     87,082   $     91,297
Interest-bearing checking                             95,620         85,812
Savings                                               68,943         63,518
Money market                                          38,219         24,663
Certificates of deposit of less than $100,000         75,866         67,813
Certificates of deposit of $100,000 or more           65,624         74,451
                                                ------------   ------------

     Total                                      $    431,354   $    407,554
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

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of Subordinated Debentures from Central Jersey Bancorp. The Subordinated Debentures bear a variable interest rate equal to LIBOR plus 2.85 basis points. Although the Subordinated Debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp. At September 30, 2006, $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital. Central Jersey Bancorp is using the proceeds it received from the Subordinated Debentures to support the general balance sheet growth of Central Jersey Bancorp and to help ensure that Central Jersey Bank, N.A. maintains the required regulatory capital ratios.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At September 30, 2006, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities. Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital. However, in the event that the trust preferred issues do not qualify as Tier I Capital, Central Jersey Bank, N.A. would remain well capitalized.

Note 6. Recent Accounting Pronouncements
----------------------------------------

In March 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 156, Accounting for Servicing of Financial Assets. Prior thereto, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, established, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because SFAS No. 156 permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective in the first fiscal year beginning after September 15, 2006 with earlier adoption permitted. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in U.S. Generally Accepted Accounting Principles ("GAAP"), and enhances disclosures about fair value measurements. This Statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. This Statement is effective for financial statements issued for fiscal year beginning after November 15, 2007, and interim periods within those years. Earlier application is encouraged, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition, results of operations or consolidated financial statement disclosures.

In September 2006, the Emerging Issues Task Force ("EITF") of the FASB discussed public comments received on two issues: (1) EITF Issue No. 06-4 "Accounting for Deferred Compensation and Post-Retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" and (2) EITF Issue 06-5 "Accounting for Purchases of Life Insurance -- Determining the Amount that could be Realized in Accordance with FASB Technical Bulletin 85-4 (Accounting for Purchases of Life Insurance)." On September 7, the EITF agreed to clarify certain points based on public comments. The EITF reached a consensus that an employer should recognize a liability for future benefits under FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions or APB Opinion No. 12, Omnibus Opinion - 1967 for an endorsement split-dollar life insurance arrangement subject to the EITF

Issue No. 06-4. This liability is to be based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. Early adoption is permitted as of the beginning of an entity's fiscal year. Entities should recognize the effects of applying the consensus on this issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption. Retrospective application to all prior periods is permitted. The Company is evaluating the impact of adoption of EITF 06-4 and is unable, at this time, to quantify the impact, if any, to the consolidated financial statements.

The Securities and Exchange Commission ("SEC") released SEC Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, in September 2006. SAB No. 108 requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current-year financial statements. SAB No. 108 does not change the SEC staff's previous guidance on evaluating the materiality of errors. SAB No. 108 allows registrants to record the effect of adopting the guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported as of the beginning of the first fiscal year ending after November15, 2006. The Company does not expect the adoption of SAB No. 108 to have a material impact on its financial condition, results of operations or consolidated financial statement disclosures.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
of Operations
-------------

General

The following discussion and analysis is intended to provide information about the Company's financial condition as of September 30, 2006 and results of operations for the three and nine months ended September 30, 2006 and 2005. The following information should be read in conjunction with the Company's unaudited consolidated financial statements for the three and nine months ended September 30, 2006 and 2005, including the related notes thereto, contained elsewhere in this document.

Critical Accounting Policies

"Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures found elsewhere in this quarterly report on Form 10-Q, are based upon the Company's unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to Central Jersey Bancorp's audited consolidated financial statements for the year ended December 31, 2005, included with Central Jersey Bancorp's annual report on Form 10-K for the year ended December 31, 2005, contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses requires management to make difficult and subjective judgments that often require assumptions or estimates about uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Company's Audit Committee and its Board of Directors.

The Company's available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income (loss) in shareholders' equity. Estimated fair values are based on published or securities dealers' market prices. Securities which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. The Company conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other than temporary. If such a decline were deemed other than temporary, the Company would write down the security to fair value through a charge to current period operations. The market value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. With significant changes in interest rates, the Company evaluates its intent and ability to hold securities to maturity or for a sufficient amount of time to recover the recorded principal balance.

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

Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on an accelerated basis over a period of ten years. The amortization of the core deposit premium is recorded in other operating expenses.

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

Overview

For the three months ended September 30, 2006, net income was $437,000, as compared to $653,000 for the same period in 2005. Basic and diluted earnings per share were both $0.05 for the three months ended September 30, 2006, as compared to $0.08 and $0.07, respectively, for the same period in 2005.

For the nine months ended September 30, 2006, net income was $1.84 million, as compared to $1.87 million for the same period in 2005. Basic and diluted earnings per share were $0.22 and $0.21 for the nine months ended September 30, 2006, respectively, as compared to $0.23 and $0.21, respectively, for the same period in 2005.

Total assets of $517.3 million at September 30, 2006 were comprised primarily of $122.4 million in investment securities, $310.2 million in net loans and $37.7 million in cash and cash equivalents, as compared to total assets of $514.6 million at December 31, 2005, which primarily consisted of $133.7 million in investment securities, $307.2 million in net loans, $3.1 million in residential loans held-for-sale and $21.2 million in cash and cash equivalents. Total assets at September 30, 2006 were funded primarily through deposits totaling $431.4 million and other borrowings totaling $14.8 million, as compared to $407.6 million and $38.2 million, respectively, at December 31, 2005.

At September 30, 2006, non-accrual loans totaled $510,000 as compared to $79,000 at December 31, 2005. The increase is due primarily to $409,000 in unsecured loans placed on non-accrual status as of June 30, 2006. The repayment of these loans, which were made to several individuals referred by Mr. Solomon Dwek, has been adversely impacted by the May 2006 action commenced by PNC Bank against Mr. Dwek. Mr. Dwek allegedly defrauded PNC Bank by depositing a $25.0 million check drawn on a closed account with PNC Bank. As a result, there is a court order which has frozen Mr. Dwek's assets. This matter is currently under investigation. Loan charge-offs during the nine months ended September 30, 2006 totaled $46,000, as compared to $93,000 for the same prior year period.

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

For the three and nine months ended September 30, 2006 and 2005

Net Interest Income

Net interest income was $4.2 million for the three months ended September 30, 2006, as compared to $4.3 million for the same period in 2005. Net interest income for the three months ended September 30, 2006 was comprised primarily of $5.9 million of interest and fees on loans, $1.3 million of interest on securities, and $239,000 of interest on federal funds sold and due from banks, less interest expense on deposits of $2.9 million, interest expense on borrowed funds of $169,000 and interest expense on Subordinated Debentures of $113,000. The average net interest margin for the three months ended September 30, 2006 was 3.54% as compared to 3.94% for the same period in 2005.

Net interest income was $12.8 million for the nine months ended September 30, 2006, as compared to $13.0 million for the same period in 2005. Net interest income for the nine months ended September 30, 2006 was comprised primarily of $17.3 million of interest and fees on loans, $4.1 million of interest on securities, and $351,000 of interest on federal funds sold and due from banks, less interest expense on deposits of $7.6 million, interest expense on borrowed funds of $1.1 million and interest expense on Subordinated Debentures of $317,000. The average net interest margin for the nine months ended September 30, 2006 was 3.68% as compared to 4.07% for the same period in 2005.

Interest and dividend income was $7.4 million for the three months ended September 30, 2006, as compared to $6.3 million for the same period in 2005. This represents an increase of $1.1 million, or 17.5%, which is due primarily to the general increase in interest rates and commercial loan growth. The average yield on interest-earning assets increased to 6.31% for the three months ended September 30, 2006, as compared to 5.78% for the same period in 2005, an increase of 9.2%. Average interest-earning assets, which were 90.3% of average total assets, totaled $462.5 million for the three months ended September 30, 2006, and were comprised primarily of $316.5 million in loans, $127.7 million in investment securities, $13.8 million in federal funds sold and $4.6 million in other interest bearing deposits.

Interest and dividend income was $21.8 million for the nine months ended September 30, 2006, as compared to $18.2 million for the same period in 2005. This represents an increase of $3.6 million, or 19.8%, which is due primarily to the previously-mentioned increase in interest rates and commercial loan growth. The average yield on interest-earning assets increased to 6.30% for the nine months ended September 30, 2006, as compared to 5.72% for the same period in 2005, an increase of 10.1%. Average interest-earning assets, which were 89.5% of average total assets, totaled $458.6 million for the nine months ended September 30, 2006, and were comprised primarily of $317.5 million in loans, $131.4 million in investment securities, $4.7 million in federal funds sold and $5.0 million in other interest bearing deposits, as compared to the same period in 2005 in which average interest-earning assets, which were 87.4% of average total assets, totaled $422.0 million and were comprised primarily of $270.4 million in loans, $146.9 million in investment securities, $2.6 million in federal funds sold and $2.1 million in other interest bearing deposits.

Interest expense was $3.2 million for the three months ended September 30, 2006, as compared to $2.0 million for the same period in 2005. This represents an increase of $1.2 million, or 60.0%. The increase was due primarily to the cost of interest bearing liabilities which increased to an average cost of 3.46% for the three months ended September 30, 2006 from an average cost of 2.29% for the same period in 2005, an increase of 51.1%. For example, the cost of borrowings increased to an average cost of 4.15% for the three months ended September 30, 2006, from an average cost of 3.34% for the same period in 2005. Average interest-bearing deposits totaled $340.4 million for the three months ended September 30, 2006, as compared to $319.8 million for the same period in 2005, an increase of 6.4%, and were comprised of $123.6 million in interest-bearing checking and money market deposits, $72.9 million in savings deposits and $143.9 million in time deposits. Interest expense associated with borrowings and Subordinated Debentures totaled $169,000 and $113,000, respectively, for the three months ended September 30, 2006, as compared to $71,000 and $88,000, respectively, for the same period in 2005. Borrowings for the three months ended September 30, 2006 averaged $16.2 million, as compared to $8.4 million for the same period in 2005.

Interest expense was $9.0 million for the nine months ended September 30, 2006, as compared to $5.2 million for the same period in 2005. This represents an increase of $3.8 million, or 73.1%. The increase was due primarily to the cost of interest bearing liabilities which increased to an average cost of 3.25% for the nine months ended September 30, 2006 from an average cost of 2.04% for the same period in 2005, an increase of 59.3%. For example, the cost of borrowings increased to an average cost of 4.51% for the nine months ended September 30, 2006, from an average cost of 2.72% for the same period in 2005. Average interest-bearing deposits totaled $325.4 million for the nine months ended September 30, 2006, as compared to $309.1 million for the same period in 2005, an increase of 5.3%, and were comprised of $113.3 million in interest-bearing checking and money market deposits, $70.2 million in savings deposits and $141.9 million in time deposits. Interest expense associated with borrowings and Subordinated Debentures totaled $1.1 million and $317,000, respectively, for the nine months ended September 30, 2006, as compared to $336,000 and $244,000, respectively, for the same period in 2005. Borrowings for the nine months ended September 30, 2006 averaged $32 million, as compared to $16.5 million for the same period in 2005.

Provision for Loan Losses

For the three and nine months ended September 30, 2006, the provision for loan losses was $318,000 and $465,000, respectively, as compared to $36,000 and $215,000, respectively, for the same period in 2005. The significant increase was due primarily to the decision to record a $306,000 loan loss provision relating to the $409,000 in unsecured loans placed on non-accrual status as of June 30, 2006, as previously noted. These unsecured loans are fully reserved for. The repayment of these loans, which were made to several individuals referred by Mr. Solomon Dwek, has been adversely impacted by the May 2006 action commenced by PNC Bank against Mr. Dwek. Mr. Dwek allegedly defrauded PNC Bank by depositing a $25.0 million check drawn on a closed account with PNC Bank. As a result, there is a court order which has frozen Mr. Dwek's assets. This matter is currently under investigation.

Non-Interest Income

Non-interest income was $422,000 for the three months ended September 30, 2006, as compared to $423,000 for the same period in 2005. Service charges on deposit accounts totaled $367,000 for the three months ended September 30, 2006, as compared to $395,000 for the same period in 2005. Gain on the sale of loans held for sale was $28,000 for the three months ended September 30, 2006, as compared to no gain for the same period in 2005. The increase was due to the commencement of residential mortgage originations held-for-sale in the latter part of 2005.

Non-interest income was $1.3 million for the nine months ended September 30, 2006, as compared to $1.2 million for the same period in 2005. Service charges on deposit accounts totaled $1.0 million for the nine months ended September 30, 2006, as compared to $1.1 million for the same period in 2005. Gain on the sale of loans held for sale was $189,000 for the nine months ended September 30, 2006, as compared to no gain for the same period in 2005. The increase was due to the commencement of residential mortgage originations held-for-sale in the latter part of 2005.

Non-Interest Expense

Non-interest expense was $3.6 million and $10.8 million, respectively, for the three and nine months ended September 30, 2006, as compared to $3.7 million and $11.0 million, respectively, for the same periods in 2005. The decrease for the three and nine months ended September 30, 2006, as compared to the same periods in 2005, is due primarily to recently realized operating efficiencies and cost economies. Non-interest expense generally includes costs associated with employee salaries and benefits, occupancy expenses, data processing fees, professional fees and other operating expenses.

The table below present's non-interest expense, by major category, for the three and nine months ended September 30, 2006 and 2005 (in thousands):

                                       Three months ended   Nine months ended
                                          September 30,       September 30,
Non-Interest Expense                     2006      2005      2006      2005
--------------------                     ----      ----      ----      ----

Salaries and employee benefits         $ 1,831   $ 1,833   $ 5,563   $ 5,454
Net occupancy expenses                     442       432     1,268     1,339
Outside service fees                       230       309       662       805
Data processing fees                       205       204       604       729
Core deposit intangible amortization       155       172       465       516
Audit and tax fees                         130        99       286       257
Printing, stationery, and supplies          72        90       195       200
Legal fees and expenses                     59        30       130       109
Advertising and marketing expenses          32        67       117       161
Other operating expenses                   491       467     1,492     1,448
                                       -------   -------   -------   -------
      Total                            $ 3,647   $ 3,703   $10,782   $11,018
                                       =======   =======   =======   =======

Income Tax Expense

Income tax expense was $239,000 for the three months ended September 30, 2006 on income before taxes of $676,000, resulting in an effective tax rate of 35.36%, as compared to income tax expense of $361,000 on income before taxes of $1.0 million for the same period in 2005, resulting in an effective tax rate of 35.60%.

Income tax expense was $1.1 million for the nine months ended September 30, 2006 on income before taxes of $2.9 million, resulting in an effective tax rate of 36.72%, as compared to income tax expense of $1.1 million on income before taxes of $2.9 million for the same period in 2005, resulting in an effective tax rate of 35.94%.

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on hand, due from banks and federal funds sold. At September 30, 2006, cash and cash equivalents were $37.7 million, an increase of $16.5 million, or 77.8%, from the December 31, 2005 total of $21.2 million. During this period, federal funds sold increased by $28.5 million. This increase was due primarily to deposit growth, the timing of cash flows related to the Company's business activities, lower reserve requirements at the Federal Reserve Bank of New York and lower than anticipated loan growth.

Investment Portfolio

Investments totaled $122.4 million at September 30, 2006, a decrease of $11.3 million, or 8.5%, from the December 31, 2005 total of $133.7 million. This decrease was primarily attributable to principal pay downs on mortgage-backed securities totaling $7.5 million and matured investment securities totaling $4.2 million. The proceeds received by Central Jersey Bancorp from these transactions were used to fund loan growth that occurred during the period and to pay-down borrowings.

Loan Portfolio

There were no loans held for sale at September 30, 2006 as compared to $3.1 million at December 31, 2005.

Loans, net of the allowance for loan losses, closed the nine months ended September 30, 2006 at $310.2 million, an increase of $3.0 million, or 0.98%, over the $307.2 million balance at December 31, 2005. The modest increase is due primarily to the origination of commercial real estate loans during the period.

The allowance for loan losses, which began the year at $3.17 million, or 1.02% of total loans, was $3.60 million at September 30, 2006, with the allowance for loan losses ratio at 1.15% of total loans.

Non-performing Loans

A loan is considered to be non-performing  if it (1) is on a non-accrual  basis,
(2) is past due ninety days or more and still accruing interest, or (3) has been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial position of the borrower. A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only where it is both adequately secured as to principal and is in the process of collection. Central Jersey Bancorp, at September 30, 2006, had non-performing loans totaling $510,000, as compared to $79,000 at December 31, 2005. The increase is due primarily to the $409,000 in unsecured loans placed on non-accrual status as of June 30, 2006. The repayment of these loans, which were made to several individuals referred by Mr. Solomon Dwek, has been adversely impacted by the pending action against Mr. Dwek.

Central Jersey Bank, N.A.'s initial credit exposure to Mr. Solomon Dwek and related entities totaled approximately $3.0 million, consisting of a $2.0 million commercial mortgage loan and approximately $1.0 million of unsecured loans. At September 30, 2006, the $1.0 million of unsecured loans had been paid down to $409,000 and have been fully reserved for, as described previously. The $2.0 million commercial mortgage loan is presently performing and fully secured. There is an offer to purchase the property which, if accepted and closed, would result in full payoff of the commercial mortgage loan.

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

As of September 30, 2006, loans on the watch list totaled $5.7 million, as compared to $4.1 million at December 31, 2005.

Allowance for Loan Losses and Related Provision

The provision for loan losses for the three and nine months ended September 30, 2006 was $318,000 and $465,000, respectively, as compared to $36,000 and $215,000, respectively, for the same periods in 2005. The increase in the provision for loan losses for the three months ended September 30, 2006 was due primarily to loan loss provision relating to the $409,000 in unsecured loans placed on non-accrual status as of September 30, 2006. The repayment of these loans, which were made to several individuals referred by Mr. Solomon Dwek, has been adversely impacted by the May 2006 action commenced by PNC Bank against Mr. Dwek. Mr. Dwek allegedly defrauded PNC Bank by depositing a $25.0 million check drawn on a closed account with PNC Bank. As a result, there is a court order which has frozen Mr. Dwek's assets. This matter is currently under investigation.

Loan portfolio composition remained consistent at September 30, 2006, as compared to December 31, 2005, with commercial loans comprising 86.1% of total loans outstanding at September 30, 2006, as compared to 85.5% at December 31, 2005. In addition, Central Jersey Bancorp had non-accrual loans totaling $510,000 at September 30, 2006, which included the previously-mentioned $409,000 in Mr. Solomon Dwek-related unsecured loans, as compared to $79,000 at December 31, 2005. Net loans totaled $310.2 million at September 30, 2006, as compared to $307.2 million at December 31, 2005, an increase of $3.0 million, or 0.98%. The allowance for loan losses increased to $3.60 million, or 1.15% of total gross loans, at September 30, 2006, as compared to $3.17 million, or 1.02% of total gross loans, at December 31, 2005.

Deposits

One of Central Jersey Bancorp's primary strategies is the accumulation and retention of core deposits. Core deposits are defined as all deposits with the exception of certificates of deposits in excess of $100,000. Deposits, at September 30, 2006, totaled $431.4 million, an increase of $23.8 million, or 5.8%, from the December 31, 2005 total of $407.6 million. Core deposits as a percentage of total deposits were 84.8% and 81.7% at September 30, 2006 and December 31, 2005, respectively.

Borrowings

Other borrowings were $14.8 million at September 30, 2006, as compared to $38.2 million at December 31, 2005, representing a decrease of $23.4 million, or 61.3%. These borrowings, which are short-term in nature, were reduced during the period due to cash inflows resulting from deposit growth and the principal amortization and maturity of investment securities.

Liquidity and Capital Resources

Liquidity defines the ability of Central Jersey Bank, N.A. to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank's asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements. The liquidity needs of Central Jersey Bank, N.A. have been primarily met by cash on hand, loan and investment amortizations and borrowings. Central Jersey Bank, N.A. invests funds not needed for operations (excess liquidity) primarily in daily federal funds sold. During the nine months ended September 30, 2006, Central Jersey Bank, N.A. continued to maintain a large secondary source of liquidity known as Investment Securities Available for Sale. The market value of that portfolio was $101.2 million at September 30, 2006 and $111.2 million at December 31, 2005.

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

Supplemental  sources  of  liquidity  include  large  certificates  of  deposit, wholesale and retail repurchase agreements, and lines of credit with correspondent banks. Correspondent banks, which are typically referred to as "banker's banks," offer essential services such as cash letter processing, investment services, loan participation support, wire transfer operations and other traditional banking services. Brokered deposits, which are deposits obtained, directly or indirectly, from or through the mediation or assistance of a deposit broker, may be utilized as supplemental sources of liquidity in accordance with Central Jersey Bank, N.A.'s balance sheet management policy.
Contingent liquidity sources may include off-balance sheet funds, such as advances from both the Federal Home Loan Bank and the Federal Reserve Bank, and federal funds purchase lines with "upstream" correspondents. An additional source of liquidity is made available by curtailing loan activity and instead using the available cash to fund short-term investments such as overnight federal funds sold or other approved investments maturing in less than one year. In addition, future expansion of Central Jersey Bank, N.A.'s retail banking network is expected to create additional sources of liquidity from new deposit customer relationships.

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

Quantitative measures established by regulation to ensure capital adequacy require Central Jersey Bank, N.A. to maintain minimum amounts and ratios (set forth in the following table) of Total Capital and Tier 1 Capital to risk weighted assets and of Tier 1 Capital to average assets (leverage ratio). As of September 30, 2006, Central Jersey Bank, N.A. met all capital adequacy requirements to which it is subject.

The following is a summary of Central Jersey Bank, N.A.'s and Central Jersey Bancorp's actual capital ratios as of September 30, 2006 and December 31, 2005, compared to the minimum capital adequacy requirements and the requirements for classification as a "well-capitalized" institution:

                                             Tier I                          Tier I
                                           Capital to                      Capital to                   Total Capital to
                                      Average Assets Ratio               Risk Weighted                    Risk Weighted
                                        (Leverage Ratio)                  Asset Ratio                      Asset Ratio
                                  September 30,   December 31,    September 30,   December 31,     September 30,   December 31,
                                      2006            2005            2006            2005            2006             2005
                                  -------------   ------------    -------------   ------------     -------------   ------------
Central Jersey Bancorp                 8.33%         7.60%           11.55%          10.15%          12.59%           11.05%
Central Jersey Bank, N.A.              8.40%         7.85%           11.63%          10.57%          12.66%           11.48%

"Adequately capitalized"
institution (under federal
regulations)                           4.00%         4.00%            4.00%           4.00%           8.00%            8.00%


"Well capitalized" institution
(under federal regulations)            5.00%         5.00%            6.00%           6.00%          10.00%           10.00%


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

The Asset/Liability Committee of Central Jersey Bank, N.A. meets on a quarterly basis to review the impact of interest rate changes on net interest income, net interest margin and the economic value of equity. Members of the Asset/Liability Committee include Central Jersey Bancorp's President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Lending Officer. The Asset/Liability Committee reviews a variety of strategies that project changes in asset or liability mix and the impact of those changes on projected net interest income.

Central Jersey Bank, N.A.'s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Time deposits as a percentage of total deposits were 32.8% at September 30, 2006, as compared to 34.9% at December 31, 2005. Time deposits are generally short term in nature. As of September 30, 2006, 83.6% of all time deposits had maturities of one year or less, as compared to 89.7% at December 31, 2005. Central Jersey Bank, N.A.'s ability to retain maturing time deposit accounts is the result of a strategy to remain competitively priced within the marketplace. Central Jersey Bank, N.A.'s pricing strategy may vary depending upon funding needs and Central Jersey Bank, N.A.'s ability to fund operations through alternative sources, primarily by accessing short term lines of credit with the Federal Home Loan Bank during periods of pricing dislocation.

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

The following table sets forth the results of the projected net interest income simulation model for the twelve month period commencing September 30, 2006 and ending September 30, 2007:


                                               Net Interest Income
                                               -------------------
Change in Interest Rates
In Basis Points (Rate Shock)        Change (%)     Change ($)      Change (%)
-------------------------------------------------------------------------------

+200                                $ 20,462       $  1,743           9.31%
+100                                  19,599            880           4.70%
Base Case                             18,719             --              --
-100                                  17,800           (919)         (4.91%)
-200                                $ 15,904       $ (1,965)        (10.50%)

The preceding table indicates that for the twelve month period ending September 30, 2007, in the event of an immediate 200 basis point parallel increase in interest rates, Central Jersey Bank, N.A. would experience a 9.31%, or $1.7 million, increase in net interest income for that period. In the event of a 200 basis point decrease in interest rates, Central Jersey Bank, N.A. would experience a (10.50%), or $2.0 million, decrease in net interest income for the twelve month period ending September 30, 2007.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

                              Central Jersey Bancorp
                              -------------------------------------------------
                              Registrant


DATE:  November 9, 2006       /s/ James S. Vaccaro
                              -------------------------------------------------
                              James S. Vaccaro
                              President and
                              Chief Executive Officer
                              (Principal Executive Officer)


DATE:  November 9, 2006        /s/ Anthony Giordano, III
                              -------------------------------------------------
                              Anthony Giordano, III
                              Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
                              (Principal Financial and Accounting Officer)

                                       E-2
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