Form 10-K
period 2006-12-31
CENTRAL JERSEY BANCORP
filed 2007-03-15
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________to _________

                         Commission file number 0-49925

                             CENTRAL JERSEY BANCORP
     ----------------------------------------------------------------------
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

                          Common Stock, par value $0.01
                    ----------------------------------------
                                (Title of class)

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

  Large accelerated filer |_|  Accelerated filer |X|  Non-accelerated filer |_|

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      As of June 30, 2006, the aggregate market value of the Registrant's common stock held by non-affiliates was approximately $60,362,430.

      As of March 10, 2007, 8,254,553 shares of the Registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 24, 2007. It is anticipated that the Proxy Statement will be filed with the Securities and Exchange Commission by April 30, 2007.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
                -------------------------------------------------

      Certain information included in this Annual Report on Form 10-K and other filings of the Registrant under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as information communicated orally or in writing between the dates of such filings, contains or may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the effect of governmental regulation on Central Jersey Bank, National Association, a nationally chartered commercial bank and wholly-owned subsidiary of the Registrant, the availability of working capital, the cost of personnel and the competitive markets in which Central Jersey Bank, N.A. operates.

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

                             CENTRAL JERSEY BANCORP

                               INDEX TO FORM 10-K
                               ------------------

PART I                                                                               PAGE
------                                                                               ----
Item 1.      Business ..................................................................1

Item 1A.     Risk Factors .............................................................13

Item 1B.     Unresolved Staff Comments ................................................17

Item 2.      Properties ...............................................................18

Item 3.      Legal Proceedings ........................................................18

Item 4.      Submission of Matters to a Vote of Security Holders ......................18

PART II
-------

Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters
             and Issuer Purchases of Equity Securities ................................19

Item 6.      Selected Financial Data ..................................................21

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations ................................................23

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk ...............47

Item 8.      Financial Statements and Supplementary Data ..............................49

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .................................................49

Item 9A.     Controls and Procedures ..................................................49

Item 9B.     Other Information ........................................................50

PART III
--------

Item 10.*    Directors, Executive Officers and Corporate Governance ...................51

Item 11.*    Executive Compensation ...................................................51

Item 12.*    Security Ownership of Certain Beneficial Owners and Management and
             Related Stockholder Matters ..............................................51

Item 13.*    Certain Relationships, Related Transactions and Director Independence ....51

Item 14.*    Principal Accountant Fees and Services ...................................51

Item 15.     Exhibits and Financial Statement Schedules ...............................51

Signatures ............................................................................53

* The information required under this Item is to be contained in the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 24, 2007, and is incorporated herein by reference. It is anticipated that the Proxy Statement will be filed with the Securities and Exchange Commission by April 30, 2007.

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

Services Offered

      Central Jersey Bancorp's bank subsidiary is community oriented and offers services and products designed to meet the needs of local individuals, businesses and professionals. Business people and professionals are offered a broad spectrum of deposit and loan products designed to satisfy their occupational and personal financial needs. In addition, Central Jersey Bank, N.A. provides a broad array of consumer banking services to the general public residing or working in its market area.

Deposits. In order to attract and retain stable deposit relationships with the commercial establishments and other businesses within its market area, Central Jersey Bank, N.A. offers competitive small business cash management services. Central Jersey Bank, N.A. believes that the expertise and experience of its management coupled with the introduction of new technologies enables the bank subsidiary to maximize the growth of business related deposits. The primary deposit services of Central Jersey Bank, N.A. offered to non-business customers are comprised of demand deposits, savings deposits (including money markets), time deposits and individual retirement accounts.

Loans. Central Jersey Bank N.A.'s loan portfolio consists primarily of variable-rate and short-term fixed rate loans, with a significant concentration in commercial purpose transactions. Central Jersey Bank, N.A. believes that the familiarity of its management and the members of its board of directors appointed to its loan committee with prospective local borrowers enables Central Jersey Bank, N.A. to better evaluate the character, integrity and creditworthiness of prospective borrowers.

Residential Mortgage Loans. In order to effectively penetrate the mortgage market, Central Jersey Bank, N.A., through an unaffiliated third party vendor, offers a range of residential mortgage products at competitive rates. Central Jersey Bank, N.A. closes its originated residential mortgages in its name and then sells its residential mortgage production to government agencies and private investors in order to manage interest rate risk and liquidity. Central Jersey Bank, N.A. believes that its policy of closing loans in a time frame that meets the needs of its borrowers is important to its business.

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

Consumer Lending. Central Jersey Bank, N.A. offers retail customers consumer loan services including secured and unsecured personal loans, home equity loans and lines of credit and auto loans.

Small Business Loans. Central Jersey Bank, N.A. generally targets businesses with annual revenues of less than $25,000,000. Often, these businesses are ignored by the larger lending institutions and have experienced the negative effects of the bank consolidations. Central Jersey Bank, N.A. offers responsiveness, flexibility and local decision-making for loan applications of small business owners, thereby eliminating the delays generally associated with non-local management. [Central Jersey Bank, N.A. may participate in the future in Small Business Administration (SBA) programs, and currently participates in programs offered through the New Jersey Economic Development Authority. As an independent community bank, Central Jersey Bank, N.A. serves the special needs of professionals in the legal, medical, accounting, insurance and real estate industries. Lines of credit, term loans and time loans are tailored to meet the needs of Central Jersey Bank, N.A.'s customers in the professional community.

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

Competition

      The banking business in New Jersey is very competitive. Central Jersey Bank, N.A. actively competes for deposits and loans with existing New Jersey and out-of-state financial institutions. Central Jersey Bank, N.A.'s competition includes large financial service companies and other entities, in addition to traditional banking institutions such as savings and loan associations, savings banks, commercial banks, internet banks and credit unions. Such competition includes community banks, with banking philosophies similar to those of Central Jersey Bank, N.A., which are located within or near the market area served by Central Jersey Bank, N.A.

      Many of Central Jersey Bank, N.A.'s larger competitors have a greater ability to finance wide ranging advertising campaigns through their greater capital resources. Marketing efforts to introduce prospective customers depend heavily upon referrals from Central Jersey Bank, N.A.'s board of directors, advisory boards, management and shareholders, selective advertising in local media and direct mail solicitations. Central Jersey Bank, N.A. competes for business principally on the basis of high quality, personal service to customers, customer access to bank decision makers and competitive interest rates and fees.

      In the financial services industry in recent years, intense market demands, technological and regulatory changes and economic pressures have eroded once clearly defined financial service industry classifications. Existing banks have been forced to diversify their services, increase rates paid on deposits, provide competitive pricing on loans and become more cost effective, as a result of competition with one another and with new types of financial service companies, including non-banking competitors. Corresponding changes in the regulatory framework have resulted in increasing homogeneity in the financial services offered by financial institutions. Some of the results of these market dynamics in the financial services industry have been a number of new bank and non-bank competitors, increased merger activity, and increased customer awareness of product and service differences among competitors. These factors may be expected to affect the business prospects of Central Jersey Bank, N.A.

Employees

      George W. Callas (Chairman of the Board), James S. Vaccaro (President and Chief Executive Officer), Robert S. Vuono (Senior Executive Vice President, Chief Operating Officer and Secretary), and Anthony Giordano, III (Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary) currently are the executive officers of the holding company, Central Jersey Bancorp, and its banking subsidiary, Central Jersey Bank, N.A. Mr. Vaccaro, Mr. Vuono, Mr. Giordano III, Robert K. Wallace (Executive Vice President of Lending), Thomas J. Garrity (Executive Vice President of Lending) and Lisa A. Borghese (Senior Vice President of Lending) each have a change of control agreement. Including the aforementioned officers, Central Jersey Bancorp had a total of 147 full time equivalent employees as of December 31, 2006.

Holding Company Operations

      Central Jersey Bancorp serves as the holding company for Central Jersey Bank, N.A. The holding company has no assets or liabilities other than its investment in Central Jersey Bank,

N.A and its participation in MCBK Capital Trust I, a special purpose business trust established in March 2004 for the purpose of issuing $5.0 million of preferred capital securities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Guaranteed Preferred Beneficial Interest in the Central Jersey Bancorp Subordinated Debt." The holding company does not conduct, nor does management believe that it will conduct, any business. All banking products and services are, and will be, provided by Central Jersey Bancorp's bank subsidiary. Moreover, on March 9, 2004, Monmouth Community Bank, N.A., the original banking subsidiary of Central Jersey Bancorp, formed MCB Investment Company, a New Jersey corporation. For state tax purposes, MCB Investment Company was formed to hold and invest in securities in support of Monmouth Community Bank, N.A. Further, on January 10, 2001, Allaire Community Bank, a former bank subsidiary of Central Jersey Bancorp that was combined with Monmouth Community Bank, N.A. to form Central Jersey Bank, N.A. in August 2005, formed Allaire Investment Co., Inc., a New Jersey corporation, for the same purposes that Monmouth Community Bank, N.A. formed MCB Investment Company. Central Jersey Bancorp combined the two New Jersey investment subsidiaries effective January 1, 2006. The name of the combined investment subsidiary is CJB Investment Company.

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

      Central Jersey Bancorp is a bank holding company under the Federal Bank Holding Company Act of 1956, as amended by the 1999 financial modernization legislation known as the Gramm-Leach-Bliley Act, and is subject to the supervision of the Board of Governors of the Federal Reserve System. In general, the Bank Holding Company Act limits the business of bank holding companies to banking, managing or controlling banks, and performing certain servicing activities for subsidiaries and, as a result of the Gramm-Leach-Bliley Act amendments to the Bank Holding Company Act, permits bank holding companies that are also designated as "financial holding companies" to engage in any activity, or acquire and retain the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the OCC or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as determined by the Federal Reserve Board). In order for a bank holding company to engage in the broader range of activities that are permitted by the Bank Holding Company Act for bank holding companies that are also financial holding companies, upon satisfaction of certain regulatory criteria, the bank holding company must file a declaration with the Federal Reserve Board that it elects to be a financial holding company. Central Jersey Bancorp does not intend to seek a financial holding company designation at this time, and does not believe that the current decision not to seek a financial holding company designation will adversely affect its ability to compete in its chosen markets. Central Jersey Bancorp does not believe that seeking such a designation would position it to compete more effectively in the offering of its current products and services.

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

Dividend Restrictions

      Central Jersey Bancorp and its subsidiaries are separate legal entities whose finances are in some ways interconnected. Central Jersey Bancorp's principal source of funds to fulfill its guarantee of trust preferred securities issued by MCBK Capital Trust I or to pay cash dividends on its common stock, if such dividends were to be declared, is from cash dividends paid to it by Central Jersey Bank, N.A. Certain federal statutes and regulations limit the payment of dividends to Central Jersey Bancorp by its bank subsidiary without regulatory approval.

      As a national bank, Central Jersey Bank, N.A. must obtain prior approval from the OCC to pay a cash dividend if the total of all cash dividends declared by Central Jersey Bank, N.A. in any calendar year would exceed Central Jersey Bank, N.A.'s net profits for that year, combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for retirement of preferred stock. Additionally, Central Jersey Bank, N.A. may not declare dividends in excess of net profits on hand, after deducting the amount by which the principal amount of all loans on which interest is past due for a period of six months or more exceeds the reserve for credit losses.

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

      As an insured depository institution, Central Jersey Bank, N.A. is subject to the Federal Deposit Insurance Act which provides that no dividends may be paid by an insured depository institution if it is in arrears in the payment of any insurance assessment due to the FDIC. In addition, under the Federal Deposit Insurance Act, an insured depository institution may not pay any dividend if the institution is undercapitalized or if the payment of the dividend would cause the institution to become undercapitalized, as further discussed below. A payment of dividends that would have the effect of depleting a depository institution's capital base to an inadequate level could constitute an unsafe and unsound practice subject to a cease and desist order.

      Central Jersey Bank, N.A. has never declared any cash dividends and neither Central Jersey Bancorp nor any of its subsidiaries currently contemplates the payment of such dividends in 2007.

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

Deposit Insurance Reform Act of 2005

      As a result of the Federal Deposit Insurance Reform Act of 2005, the Bank Insurance Fund and Savings Association Insurance Fund have been merged into a new combined fund, called the Deposit Insurance Fund. The Federal Deposit Insurance Reform Act also (i) increases deposit insurance coverage for retirement accounts to $250,000, (ii) indexes the current $100,000 insurance coverage limit for standard accounts and the new $250,000 limit for retirement accounts to reflect inflation (with adjustments for inflation every five years, commencing January 1, 2011), (iii) requires the FDIC to assess annual deposit insurance premiums on all banks and savings institutions, (iv) gives a one-time insurance assessment credit totaling $4.7 billion to banks and savings institutions in existence on December 31, 1996 that can be used to offset premiums otherwise due, (v) imposes a cap on the level of the Deposit Insurance Fund and provide for dividends or rebates when the fund grows beyond a specified threshold, (vi) adopts a historical basis concept for distributing the aforementioned one-time credit and dividends (with each institution's historical basis to be determined by a formula that looks back to the institution's assessment base in 1996 and adds premiums paid since that time) and (vii) authorizes revisions to the current risk-based system for assessing premiums, including replacing the current fixed reserve ratio requirement of 1.25% with a range of between 1.15% and 1.50% of insured deposits.

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

      Under the capital guidelines, a banking organization's total capital is divided into tiers. "Tier I Capital" consists of common shareholders' equity, qualifying preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items and other intangible assets. No more than 25% of qualifying Tier I capital may consist of trust preferred securities. "Tier II Capital" consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, and preferred stock that does not qualify as Tier I Capital, plus a limited amount of loan and lease loss allowances and a limited amount of unrealized holding gains on equity securities. "Tier III Capital" consists of qualifying unsecured subordinated debt. "Total Capital" is the sum of Tier I, Tier II and Tier III Capital. The sum of Tier II and Tier III Capital may not exceed the amount of Tier I Capital.

      Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the required minimum ratio of Total Capital (the sum of Tier I, Tier II and Tier III capital) to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. The required minimum ratio of Tier I Capital to risk-weighted assets is 4%. At December 31, 2006, Central Jersey Bancorp's ratios of Total Capital and Tier 1 Capital to risk-weighted assets were 12.62% and 11.71%, respectively.

      The Federal Reserve Board also requires bank holding companies to comply with minimum leverage ratio guidelines. The leverage ratio is the ratio of a bank holding company's Tier I Capital (excluding intangibles) to its total assets (excluding loan loss reserve, goodwill, and certain other intangibles). Bank holding companies normally must maintain a minimum leverage ratio of 4%, unless the bank holding company has the highest supervisory rating or has implemented the Federal Reserve Board's risk-adjusted measure for market risk, in which case its minimum leverage ratio must be 3%. Banking organizations undergoing significant growth or undertaking acquisitions must maintain even higher capital positions. At December 31, 2006, Central Jersey Bancorp's leverage ratio was 8.38%. Central Jersey Bank, N.A. is subject to similar risk-based and leverage capital guidelines, as adopted by the OCC.

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

      At December 31, 2006, Central Jersey Bank, N.A. was "well capitalized" based on the ratios and guidelines noted above. However, the capital categories of the bank are determined solely for the purpose of applying the Prompt Corrective Action Regulations and may not constitute an accurate representation of its overall financial condition or prospects. Additional information on capital amounts and ratios of Central Jersey Bancorp and Central Jersey Bank, N.A. is found in Note (11) to our consolidated financial statements included herein.

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

Consumer Privacy

      The privacy provisions of the Gramm-Leach-Bliley Act generally prohibit financial institutions, including Central Jersey Bancorp and Central Jersey Bank, N.A., from disclosing or sharing nonpublic personal financial information to third parties for marketing or other purposes not related to transactions, unless customers have an opportunity to "opt out" of authorizing such disclosure, and have not elected to do so. It has never been the policy of Central Jersey Bancorp to release such information except as may be required by law. The Fair Credit Reporting Act also restricts information sharing among affiliates for marketing and other purposes.

Loans to One Borrower

      Federal banking laws limit the amount a bank may lend to a single borrower to 15% of the bank's capital and surplus, plus an additional 10% of capital and surplus if the amount over the 15% general limit is fully secured by adequate amounts of readily marketable capital. However, no loan to one borrower may exceed 25% of a bank's statutory capital, notwithstanding collateral pledged to secure it.

Depositor Preference Statute

      Under federal law, depositors, certain claims for administrative expenses and employee compensation against an insured depository institution are afforded a priority over other general unsecured claims against the institution, in the event of a "liquidation or other resolution" of the institution by a receiver.

Sarbanes-Oxley Act of 2002

      On July 30, 2002, the President of the United States signed into law the Sarbanes-Oxley Act of 2002. The stated goals of Sarbanes-Oxley Act of 2002 are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act of 2002 generally applies to all companies, both domestic and foreign, that file or is required to file periodic reports with the Securities and Exchange Commission under the Exchange Act.

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

      New Jersey is a competitive banking environment. Central Jersey Bank, N.A. competes for deposits and for borrowers with larger and more established in-state and out-of-state financial institutions, including large financial service companies and other entities, in addition to traditional banking institutions such as savings and loan associations, savings banks, commercial banks and credit unions. Because of their greater capitalization and other resources, larger institutions may have competitive advantages resulting from their ability to offer more convenient facilities and higher lending limits. Lending limits are primarily a function of a bank's capital base. Accordingly, larger banks that have much larger capital bases than Central Jersey Bank, N.A., have lending limits which exceed those of Central Jersey Bank, N.A. Several larger banks with branches in our market area have lending limits which exceed $1 billion. At December 31, 2006, Central Jersey Bank, N.A.'s legal lending limit was approximately $6.7 million.

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

      Fluctuations in interest rates paid by Central Jersey Bank, N.A. for funds it needs could affect our operating performance and condition, by affecting the margin or "spread" between what Central Jersey Bank, N.A. pays for funds and what it earns by charging interest to lend funds. Interest rates were recently at historically low levels. However, the Federal Reserve has increased its target for the federal funds rate several times. As a result, the yield curve has remained flat or slightly inverted. Consequently, Central Jersey Bancorp and Central Jersey

Bank, N.A. have experienced compression of its interest rate spread and net interest margin, which has had, and likely will continue to have, a negative effect on profitability.

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

      At December 31, 2006, $272.7 million, or 86.5%, of Central Jersey Bank, N.A.'s total loans consisted of commercial, industrial and commercial real estate loans. This portfolio continues to grow and we intend to continue to emphasize these types of lending. These types of loans generally expose a lender to greater risk of non-payment and loss than the one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers as compared to one-to-four- family residential mortgage loans. Also, many of our borrowers have more than one loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose Central Jersey Bank, N.A. to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential loan.

      We may not be able to continue to grow our business, which may adversely impact our results of operations.

      During the last five years, our total assets have grown substantially from $118.0 million at December 31, 2001 to $516.3 million at December 31, 2006, through internal growth and the combination with Allaire Community Bank. Our business strategy calls for continued expansion, but we do not anticipate growth to continue at this rate. Our ability to continue to grow depends, in part, upon our ability to open new branch locations, successfully attract deposits to existing and new branches, and identify favorable loan and investment opportunities. In the event that we do not continue to grow, our results of operations could be adversely impacted.

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

      o     611 Main Street, Belmar, New Jersey

      o     Shop Rite Plaza, 2445 Highway 34, Manasquan, New Jersey.

      In addition, Central Jersey Bank, N.A. leases approximately 5,000 square feet of office, storage and conference space at 6 West End Court, Long Branch, New Jersey. Central Jersey Bank N.A. is in the process of constructing a 10,000 square foot office building for its new corporate headquarters located on Route 34, Wall Township, New Jersey. Central Jersey Bank N.A. also leases property on Hurley Pond Road, Wall Township, New Jersey and anticipates opening its new branch on Route 35 and Dow Avenue, Ocean Township, New Jersey, in the fourth quarter of 2007.

Item 3. Legal Proceedings
        -----------------

      There are no material legal, governmental, administrative or other proceedings pending against Central Jersey Bancorp and Central Jersey Bank, N.A.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
        ----------------------------------------------------------------------
        Issuer Purchases of Equity Securities
        -------------------------------------

      Effective February 1, 2007, the common stock of Central Jersey Bancorp commenced trading on the NASDAQ Global Market under the ticker symbol "CJBK." Prior thereto, the common stock of Central Jersey Bancorp traded on the NASDAQ Capital Market.

      The following table sets forth, for the periods indicated, the high and low last sale information for Central Jersey Bancorp's common stock, as reported on the NASDAQ Capital Market for the period commencing January 1, 2005 through December 31, 2006. Please note that the information set forth below reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions, and has been adjusted to reflect the two-for-one stock split, in the form of a stock dividend, paid on July 1, 2005 for shareholders of record on June 15, 2005, and for the five percent stock dividend, paid on July 1, 2006 for shareholders of record on June 15, 2006.

      Year Ended December 31, 2006                           High         Low
                                                            ------       ------
      First Quarter ..................................      $13.14       $10.64
      Second Quarter .................................       11.60         8.30
      Third Quarter ..................................       10.35         8.25
      Fourth Quarter .................................        9.48         8.15

      Year Ended December 31, 2005                           High         Low
                                                            ------       ------
      First Quarter ..................................      $15.74       $12.38
      Second Quarter .................................       14.85        13.10
      Third Quarter ..................................       16.62        14.09
      Fourth Quarter .................................       14.07        11.62

      As of March 2, 2007, the following were market makers for Central Jersey Bancorp's common stock: UBS Securities LLC; Citadel Derivatives Group LLC; Citigroup Global Markets Inc.; Susquehanna Capital Group; E*Trade Capital Markets LLC; Ryan, Beck & Co., LLC; Hill Thompson; Magid, L.P.; Sandler, O' Neill & Partners, L.P.; Knight Equity Markets, L.P.; Pacific Stock Exchange; Keefe, Bruyette & Woods, Inc.; Sterne, Agee & Leach, Inc.; NASDAQ Execution Services LLC; Automated Trading Desk; and Direct Edge ECN LLC.

      As of February 26, 2007, the approximate number of registered holders of Central Jersey Bancorp's common stock was 684.

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

Item 6. Selected Financial Data
        -----------------------

      The following selected consolidated financial data of Central Jersey Bancorp and Central Jersey Bank, N.A. as of and for the years ended December 31, 2002 through 2006 are derived from the audited financial statements of Central Jersey Bancorp and Central Jersey Bank, N.A. The selected consolidated financial data as of and for the years ended December 31, 2006, 2005, and 2004 should be read in conjunction with the consolidated financial statements of Central Jersey Bancorp and the related notes thereto and management's discussion and analysis thereof appearing elsewhere in this document.

          CENTRAL JERSEY BANCORP - Summarized Statements of Operations

                    (in thousands, except per share amounts)

                                                                              Year Ended
                                                                             December 31,
                                                  -----------------------------------------------------------------

                                                     2006          2005         2004(1)       2003(1)      2002(1)
                                                  ---------     ---------     ---------     ---------     ---------
Interest and dividend income                      $  29,419     $  24,947     $  11,551     $   9,111     $   8,275
Interest expense                                     12,456         7,502         3,046         2,612         2,789
                                                  ---------     ---------     ---------     ---------     ---------
Net interest income                                  16,963        17,445         8,505         6,499         5,486
Provision for loan losses                               500           426           260           150           373
                                                  ---------     ---------     ---------     ---------     ---------
Net interest income after
  provision for loan losses                          16,463        17,019         8,245         6,349         5,113
                                                  ---------     ---------     ---------     ---------     ---------
Other income                                          1,740         1,624           849           780           661
Operating expenses, including
  salaries and employee
  benefits, professional and
  application fees, occupancy
  expenses, etc                                      14,309        14,550         7,098         6,325         4,920
                                                  ---------     ---------     ---------     ---------     ---------
Income before provision for
  income taxes                                        3,894         4,093         1,996           804           854
Income taxes                                          1,428         1,461           778           322            70
                                                  ---------     ---------     ---------     ---------     ---------
Net income                                        $   2,466     $   2,632     $   1,218     $     482     $     784
                                                  =========     =========     =========     =========     =========

Net income per share (2)
  Basic                                           $    0.30     $    0.32     $    0.31     $    0.12     $    0.26
  Diluted                                         $    0.28     $    0.30     $    0.30     $    0.12     $    0.26

(1) Does not include the results of operations of Allaire Community Bank which combined with Central Jersey Bancorp on January 1, 2005.

(2) All per share amounts have been restated to reflect the 5% stock distributions paid on December 31, 2003, 2002, 2001 and 2000, the six-for-five stock split, in the form of a stock dividend, for shareholders of record on July 15, 2004, the two-for-one stock split, in the form of a stock dividend, for shareholders of record on June 15, 2005 and the 5% stock dividend paid on July 1, 2006.

               CENTRAL JERSEY BANCORP - Summarized Balance Sheets

                                 (in thousands)

                                                                                        At
                                                                                   December 31,
                                                     ------------------------------------------------------------------------

                                                        2006            2005           2004(1)        2003(1)         2002(1)
                                                     ---------       ---------       ---------       ---------       --------
Assets:
Cash and due from banks                              $  16,162       $  21,228       $   9,169       $   9,689       $  8,880
Federal funds sold                                      21,634              --           9,425           4,675          7,500
Investment securities held-to-maturity                  20,820          22,567          16,484          15,079         25,539
Investment securities available-for-sale,
   at market value                                      95,735         111,175          73,668          68,196         44,791
Loans held-for-sale                                        242           3,127              --              --            302
Loans, net                                             312,093         307,168         139,697         115,805         89,026
Premises and equipment                                   5,357           6,006           2,496           2,171          1,638
Bank owned life insurance                                3,447           3,338              --              --             --
Goodwill                                                26,957          27,229              --              --             --
Core deposit intangibles                                 2,478           3,097              --              --             --

Other assets                                             7,847           9,628           3,176           2,037          1,861
Due from broker                                          3,527              --              --           4,961             --
                                                     ---------       ---------       ---------       ---------       --------
Total assets                                         $ 516,299       $ 514,563       $ 254,115       $ 222,613       $179,537
                                                     =========       =========       =========       =========       ========
Liabilities and Shareholders' Equity:
Deposits                                             $ 427,277       $ 407,554       $ 232,853       $ 207,234       $164,007
Accrued expenses and other liabilities                   1,273           1,885             252             480            599
Other borrowings                                        17,099          38,191              --              --             --
Subordinated debentures                                  5,155           5,155           5,155              --             --
                                                     ---------       ---------       ---------       ---------       --------
Total liabilities                                      450,804         452,785         238,260         207,714        164,606
                                                     ---------       ---------       ---------       ---------       --------
Shareholders' equity:
Common stock                                                83              82              38              19             18
Additional paid-in capital                              60,505          59,999          15,218          15,238         14,764
Accumulated other comprehensive (loss)/income           (1,409)         (2,153)           (619)           (358)           149
Retained earnings                                        6,316           3,850           1,218              --             --
                                                     ---------       ---------       ---------       ---------       --------
Total shareholders' equity                              65,495          61,778          15,855          14,899         14,931
                                                     ---------       ---------       ---------       ---------       --------
Total liabilities and shareholders' equity           $ 516,299       $ 514,563       $ 254,115       $ 222,613       $179,537
                                                     =========       =========       =========       =========       ========

(1) Does not include the assets, liabilities and shareholders' equity of Allaire Community Bank which combined with Central Jersey Bancorp on January 1, 2005.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

      The following discussion and analysis is intended to provide information about Central Jersey Bancorp's financial condition for the years ended December 31, 2006 and 2005 and results of operations for the years ended December 31, 2006, 2005 and 2004. The following information should be read in conjunction with Central Jersey Bancorp's audited consolidated financial statements for the years ended December 31, 2006, 2005 and 2004, including the related notes thereto, which begin on page F-1 of this report.

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

      The following discussion and analysis and the audited consolidated financial statements for the years ended December 31, 2006, 2005 and 2004, including the related notes thereto, except for Note 2, do not address or reflect the financial performance of Allaire Community Bank for any periods prior to January 1, 2005. Such discussion and analysis and financial statement disclosure only addresses and reflects the financial performance of Central Jersey Bancorp and Monmouth Community Bank, N.A. Inasmuch as the combination of Central Jersey Bancorp and Allaire Community Bank took place on January 1, 2005, the financial performance of Allaire Community Bank on and after said date has been reflected in the consolidated financial statements of Central Jersey Bancorp. For historical financial performance of Allaire Community Bank, and certain pro-forma financial information with respect to Central Jersey Bancorp and Allaire Community Bank, after giving effect to the combination, please see Central Jersey Bancorp's current report on Form 8-K, dated as of January 1, 2005, as amended.

Critical Accounting Policies

      Note (1) to our consolidated financial statements for the years ended December 31, 2006, 2005 and 2004, contained elsewhere in this report, includes a summary of our significant accounting policies. We believe our policy, with respect to the methodology for our determination of the allowance for loan losses, involves a high degree of complexity and requires management to make difficult and subjective judgments which often requires assumptions or estimates about uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. This critical policy and its application are periodically reviewed by Central Jersey Bancorp's audit committee and board of directors.

      Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, investment securities and deferred tax assets. Central Jersey Bancorp performs an annual analysis to test the aggregate balance of goodwill for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. For purposes of goodwill impairment evaluation, Central Jersey Bancorp is identified as the reporting unit. The fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies including a review of comparable transactions. If the carrying amount of goodwill pursuant to this analysis were to exceed the implied fair value of goodwill, an impairment loss would be recognized. No impairment loss was required to be recognized for the years ended December 31, 2006 and 2005. At December 31, 2006 and 2005, Central Jersey Bancorp had $27.0 million and $27.2 million, respectively, of goodwill related to the combination with Allaire Community Bank.

      Central Jersey Bancorp's available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income (loss) in shareholders' equity. Estimated fair values are based on published or securities dealers' market prices. Securities which Central Jersey Bancorp has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Central Jersey Bancorp conducts a quarterly review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other than temporary. If such a decline were deemed other than temporary, Central Jersey Bancorp would write down the security to fair value through a charge to current period operations. The market value of the securities portfolio is significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed-rate securities increases. With significant changes in interest rates, Central Jersey Bancorp evaluates its intent and ability to hold securities to maturity or for a sufficient amount of time to recover the recorded principal balance.

      The allowance for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of: (a) known and inherent risks in the loan portfolio, (b) the size and composition of the loan portfolio,
(c) actual loan loss experience, (d) the level of delinquencies, (e) the individual loans for which full collectibility may not be assured, (f) the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and (g) the current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review Central Jersey Bancorp's allowance for loan losses. Such agencies may require Central Jersey Bancorp to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of Central Jersey Bancorp's loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of Central Jersey Bancorp's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic climate. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond Central Jersey Bancorp's control.

      Intangible assets of Central Jersey Bancorp, consists of goodwill and core deposit premiums. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with SFAS No. 142, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis.

      Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on an accelerated basis over a period of ten years. The amortization of the core deposit premium is recorded in operating expenses.

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

      The determination of whether deferred tax assets will be realizable is predicted on estimates of future taxable income. Such estimates are subject to management's judgment. A valuation reserve is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items.

Overview

      Net income from operations for the year ended December 31, 2006 was $2.5 million, or $0.30 per basic share and $0.28 per diluted share, compared to net income of $2.6 million, or $0.32 per basic share and $0.30 per diluted share, for the year ended December 31, 2005. The decrease in net income was primarily attributable to the decrease in net interest margin, which decreased to 3.67% for the year ended December 31, 2006, as compared to 4.08% for the year ended December 31, 2005. The net interest margin compression was due primarily to an increase in interest rates paid on deposits and borrowed funds, as evidenced by the cost of interest-bearing liabilities, which increased to 3.42% for the year ended December 31, 2006, as compared to 2.24% for the year ended December 31, 2005. The yield on interest-earning assets only increased to 6.36% for the year ended December 31, 2006, as compared to 5.83% for the year ended December 31, 2005. During the year ended December 31, 2006, Central Jersey Bancorp's liabilities re-priced more quickly than its interest-earning assets, thus the inverted yield curve, where short-term rates are higher than long-term rates, combined with the competitive environment for deposits, has exacerbated the net interest margin compression.

      Per share earnings have been adjusted in both periods to reflect the two-for-one stock split, in the form of a stock dividend, to shareholders of record on June 15, 2005, and for the five percent stock dividend, paid on July 1, 2006 for shareholders of record on June 15, 2006.

      Total assets of $516.3 million at December 31, 2006 were comprised primarily of $116.6 million in investment securities, $312.1 million in net loans and $37.8 million in cash and cash equivalents, as compared to total assets of $514.6 million at December 31, 2005, which primarily consisted of $133.7 million in investment securities, $307.2 million in net loans and $21.2 million in cash and cash equivalents. Total assets at December 31, 2006 were funded primarily through deposits totaling $427.3 million, a 4.8% increase over deposits totaling $407.6 million at December 31, 2005.

      At December 31, 2006, non-accrual loans totaled $91,000, as compared to $79,000 for the year ended December 31, 2005. There were no loans ninety days or greater past due and still accruing interest at December 31, 2006 or 2005. There were $455,000 in loan charge-offs during the year ended December 31, 2006 as compared to $92,000 in 2005. The increase in loan charge-offs for the year ended December 31, 2006 is due primarily to the charge-off of $409,000 in unsecured loans made to several individuals referred by Mr. Solomon Dwek. The repayment of these loans has been adversely impacted by the May 2006 action commenced by PNC Bank against Mr. Dwek. Mr. Dwek allegedly defrauded PNC Bank by depositing a $25.0 million check drawn on a closed account with PNC Bank. In response to Mr. Dwek's alleged fraud, PNC Bank commenced an action against Mr. Dwek, which resulted in a court order freezing Mr. Dwek's assets. Recently, a U.S. Bankruptcy judge granted Mr. Dwek's request to place his estate and properties into a voluntary bankruptcy reorganization. Subsequent to the $409,000 charge-off at December 31, 2006, Central Jersey Bancorp agreed to settle this matter with the unsecured borrowers for a lump sum payment of $90,000, which was received on March 7, 2007. In exchange for the $90,000 payment, Central Jersey Bancorp agreed to release the unsecured borrowers from all present and future claims specifically related to these loans. Central Jersey Bancorp retained its rights to pursue collection on these loans from Mr. Dwek or any Mr. Dwek related entity.

                                                                        At or For the
                                                                   Year ended December 31,
                                                               -----------------------------

     Performance Ratios:                                        2006        2005       2004
                                                                ----        ----       ----
            Return on average assets                            0.48%       0.54%      0.50%
            Return on average tangible assets                   0.51%       0.58%      0.58%
            Return on average equity                            3.88%       4.31%      7.93%
            Return on average tangible equity                   7.32%       8.51%      8.51%
            Shareholders' equity to total assets               12.69%      12.01%      6.24%

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

For the years ended December 31, 2006 and 2005

Net Interest Income

      Net interest income for Central Jersey Bank, N.A. was $17.0 million for the year ended December 31, 2006, as compared to $17.4 million for the year ended December 31, 2005. Net interest income for the year ended December 31, 2006 was comprised primarily of $804,000 in interest on federal funds sold and due from banks, $23.2 million in interest and fees on loans and $5.5 million in interest on securities, less interest expense on deposits of $10.8 million, interest expense on borrowed funds of $1.3 million and interest expense on subordinated debentures of $429,000, whereas net interest income for the year ended December 31, 2005 was comprised primarily of $239,000 in interest on federal funds sold and due from banks, $18.7 million in interest on loans and $6.0 million in interest on securities, less interest expense on deposits of $6.6 million, interest expense on borrowed funds of $547,000 and interest expense on subordinated debentures of $340,000.

      Average interest-earning assets were $462.3 million for the year ended December 31, 2006, an 8.0% increase over average interest-earning assets of $428.0 million for the year ended December 31, 2005. The increase in average interest-earning assets was primarily due to an increase in the average balance of gross loans, which increased to $316.6 million for the year ended December 31, 2006 from $278.2 million for the prior year. Interest-earning assets for such periods were funded primarily by deposit inflows and the proceeds from borrowed funds. Deposits for the year ended December 31, 2006 averaged $415.3 million, of which $330.9 million, or 79.7%, were interest-bearing. This number represents a 3.7% increase over average total deposits of $400.7 million for the year ended December 31, 2005, of which $312.2 million, or 77.9%, were interest-bearing. Subordinated debt and other borrowings as of December 31, 2006, averaged $5.2 million and $28.7 million, respectively, as compared to $5.2 million and $18.2 million, respectively, for the year ended December 31, 2005.

      Net interest margin, which represents net-interest income as a percentage of average interest-earning assets, was 3.67% for the year ended December 31, 2006, as compared to 4.08% for the year ended December 31, 2005. The net interest margin compression was due primarily to an increase in interest rates paid on deposits and borrowed funds, as evidenced by the cost of interest-bearing liabilities, which increased to 3.42% for the year ended December 31, 2006, as compared to 2.24% for the year ended December 31, 2005. The yield on interest-earning assets only increased to 6.36% for the year ended December 31, 2006, as compared to 5.83% for the year ended December 31, 2005. During the year ended December 31, 2006, Central Jersey Bancorp's liabilities re-priced more quickly than its interest-earning assets, thus the inverted yield curve, where short-term rates are higher than long-term rates, combined with the competitive environment for deposits, has exacerbated the net interest margin compression.

      The following table presents a summary of the principal components of average interest-earning assets and average interest-bearing liabilities with the related interest income and interest expense for the years ended December 31, 2006, 2005 and 2004. No tax equivalent adjustments were made:

 (dollars in thousands)             Year ended December 31, 2006     Year ended December 31, 2005     Year ended December 31, 2004
                                   -------------------------------   ------------------------------   ------------------------------

                                   Average               Average     Average              Average     Average              Average
                                   Balance   Interest   Yield/Cost   Balance   Interest  Yield/Cost   Balance   Interest  Yield/Cost
                                   -------   --------   ----------   -------   --------  ----------   -------   --------  ----------
Interest earning assets:
Federal funds sold                 $ 11,441  $    590      5.16%     $  2,129  $     48     2.25%     $  6,167  $     80     1.30%
Loans receivable, gross             316,609    23,159      7.31%      278,243    18,726     6.73%      129,706     8,206     6.33%
Deposits with banks                   4,611       214      4.64%        2,766       191     6.91%          589        34     5.77%
Securities                          129,655     5,456      4.21%      144,831     5,982     4.13%       93,945     3,231     3.44%
                                   --------  --------      ----      --------  --------     ----      --------  --------     ----
    Total interest earning
      assets                        462,316    29,419      6.36%      427,969    24,947     5.83%      230,407    11,551     5.01%
Cash and due from banks              14,787                            18,082                            9,454
Allowance for loan losses            (3,328)                           (2,982)                          (1,496)
Other assets                         40,802                            44,444                            3,912
                                   --------                          --------                         --------
Total assets                       $514,577                          $487,512                         $242,277
                                   ========                          ========                         ========

Interest bearing liabilities:

Interest bearing demand            $ 85,295  $  2,414      2.83%     $ 88,301  $  1,596     1.81%     $ 56,795  $    668     1.18%
Money market                         32,983     1,117      3.39%       24,905       447     1.79%       39,689       479     1.21%
Savings                              71,167     1,231      1.73%       71,282       676     0.95%       20,772       128     0.62%
Time                                141,449     5,998      4.24%      127,744     3,896     3.05%       75,134     1,561     2.08%
                                   --------  --------      ----      --------  --------     ----      --------  --------     ----
    Total interest bearing
      deposits                      330,894    10,760      3.25%      312,232     6,615     2.12%      192,390     2,836     1.47%
Other borrowings                     28,650     1,267      4.42%       18,216       547     3.00%        1,274        17     1.33%
Subordinated debentures               5,155       429      8.32%        5,155       340     6.60%        3,866       193     4.99%
                                   --------  --------      ----      --------  --------     ----      --------  --------     ----
    Total interest-bearing
      liabilities                   364,699    12,456      3.42%      335,603     7,502     2.24%      197,530     3,046     1.54%
Non-interest bearing demand          84,444                            88,435                           28,913
Other liabilities                     1,894                             2,467                              482
Shareholders' equity                 63,540                            61,007                           15,352
                                   --------                          --------                         --------
Total liabilities and
shareholders' equity               $514,577                          $487,512                         $242,277
                                   ========                          ========                         ========

Net interest income                          $ 16,963                          $ 17,445                         $  8,505
                                             ========                          ========                         ========

Net interest rate spread(1)                                2.94%                            3.59%                            3.47%

Net interest margin(2)                                     3.67%                            4.08%                            3.69%

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

                                                          Year ended December 31, 2006            Year ended December 31, 2005
                                                                   Compared to                             Compared to
                                                          Year ended December 31, 2005            Year ended December 31, 2004
                                                     ------------------------------------      ------------------------------------

                                                       Increase (Decrease)                      Increase (Decrease)
                                                        Due to Change in:                         Due to Change in:
                                                     ----------------------      Total         ----------------------       Total
                                                                                Increase                                   Increase
                                                      Volume         Rate      (Decrease)       Volume        Rate        (Decrease)
                                                     --------      --------    ----------      --------      --------     ----------
(in thousands)
Interest Income:
  Loans receivable, gross                            $  2,719      $  1,714      $  4,433      $  9,965      $    555      $ 10,520
  Securities                                             (637)          111          (526)        2,007           744         2,751
  Deposits with banks                                     100           (77)           23           149             8           157
  Federal funds sold                                      323           219           542           (32)           --           (32)
                                                     ------------------------------------      ------------------------------------
   Total interest-earning assets                        2,505         1,967         4,472        12,089         1,307        13,396

Interest Expense:
  Interest-bearing demand                                 (56)          874           818           472           456           928
  Savings deposits                                         (1)          556           555           448           100           548
  Money market deposits                                   180           490           670          (216)          184           (32)
  Time deposits                                           453         1,649         2,102         1,400           935         2,335
                                                     ------------------------------------      ------------------------------------
Total interest-bearing deposits                           576         3,569         4,145         2,104         1,675         3,779
  Other borrowings                                        394           326           720           485            45           530
  Subordinated debentures                                  --            89            89            75            72           147
                                                     ------------------------------------      ------------------------------------
   Total interest-bearing liabilities                     970         3,984         4,954         2,664         1,792         4,456
                                                     ------------------------------------      ------------------------------------

Net interest income                                  $  1,535      $ (2,017)     $   (482)     $  9,425      $   (485)     $  8,940
                                                     ====================================      ====================================

Provision for Loan Losses

      The provision for loan losses was $500,000 for the year ended December 31, 2006, as compared to $426,000 for 2005. The increase was due primarily to the decision to record a provision for $409,000 in unsecured loans that were charged-off as of December 31, 2006. The repayment of these loans, which were made to several individuals referred by Mr. Solomon Dwek, has been adversely impacted by the May 2006 action commenced by PNC Bank against Mr. Dwek. Mr. Dwek allegedly defrauded PNC Bank by depositing a $25.0 million check drawn on a closed account with PNC Bank. In response to Mr. Dwek's alleged fraud, PNC Bank commenced an action against Mr. Dwek, which resulted in a court order freezing Mr. Dwek's assets. Recently, a U.S. Bankruptcy judge granted Mr. Dwek's request to place his estate and properties into a voluntary bankruptcy reorganization. Subsequent to the $409,000 charge-off at December 31, 2006, Central Jersey Bancorp agreed to settle this matter with the unsecured borrowers for a lump sum payment of $90,000, which was received on March 7, 2007. In exchange for the $90,000 payment, Central Jersey Bancorp agreed to release the unsecured borrowers from all present and future claims specifically related to these loans. Central Jersey Bancorp retained its rights to pursue collection on these loans from Mr. Dwek or any Mr. Dwek related entity.

Other Income

      Other income was $1.7 million for the year ended December 31, 2006, as compared to $1.6 million for the year ended December 31, 2005, an increase of $116,000, or 7.1%. The increase was due primarily to the gain on sale of loans held-for-sale which was $213,000 for the year ended December 31, 2006, as compared to $105,000 for the year ended December 31, 2005.

Operating Expenses

      Operating expenses include, among other costs and expenses, salaries, costs of employee benefits, professional fees and occupancy expenses. Operating expenses for the year ended December 31, 2006 were $14.3 million, as compared to operating expenses of $14.6 million for the prior year. Central Jersey Bank, N.A. incurred $619,000 in core deposit intangible amortization expense related to the combination with Allaire Community Bank for the year ended December 31, 2006 as compared to $688,000 in 2005. Full-time equivalent employees totaled 147 at December 31, 2006 as compared to 152 at December 31, 2005. The table below presents operating expenses, by major category, for the years ended December 31, 2006, 2005 and 2004, respectively (in thousands):

Operating Expenses:                              2006         2005         2004
-------------------                              ----         ----         ----

Salaries and employee benefits                 $ 7,345      $ 7,287      $ 3,619
Net occupancy expenses                           1,687        1,718          844
Outside service fees                               866        1,017          530
Data processing fees                               809          937          571
Professional fees                                  759          687          311
Furniture, fixtures and equipment                  690          599          290
Core deposit intangible amortization               619          688           --
Stationery, supplies and printing                  269          288          185
Insurance expense                                  200          192          106
Telephone                                          153          134          136
Advertising                                        150          220          236
Other operating expenses                           762          783          270
                                               -------      -------      -------
      Total                                    $14,309      $14,550      $ 7,098
                                               =======      =======      =======

Income Tax Expense

      For the year ended December 31, 2006, income tax expense was $1.4 million on income before taxes of $3.9 million, resulting in an effective tax rate of 36.7%, as compared to income tax expense of $1.5 million on income before taxes of $4.1 million for the year ended December 31, 2005, resulting in an effective tax rate of 35.7%.

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

There were no gains on the sale of available-for-sale securities for the years ended December 31, 2005 and 2004. There was a gain of $105 thousand on the sale of loans held-for-sale for the period ended December 31, 2005 as compared to no gain for the year ended December 31, 2004. In addition, the cash surrender value of Bank Owned Life Insurance was $112 thousand for year ended December 31, 2005 as compared to $0 in the prior year.

Operating Expenses

      Operating expenses include, among other costs and expenses, salaries, costs of employee benefits, professional and application fees and occupancy expense. Operating expenses for the year ended December 31, 2005 were $14.6 million, as compared to operating expenses of $7.1 million for the prior year. This increase was due primarily to the combination with Allaire Community Bank and expenses incurred to support the general growth of Central Jersey Bank, N.A. In addition, Central Jersey Bank, N.A. incurred $688 thousand in core deposit intangible amortization expense related to the combination with Allaire Community Bank for the year ended December 31, 2005 as compared to none in 2004. Full-time equivalent employees totaled 152 at December 31, 2005 as compared to
82.5 at December 31, 2004. This increase was due primarily to the combination with Allaire Community Bank.

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

Financial Condition

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash on hand, due from banks, and federal funds sold. At December 31, 2006, cash and cash equivalents were $37.8 million, as compared to $21.2 million at December 31, 2005, an increase of $16.6 million, or 78.0%. The increase was due primarily to an increase in federal funds sold as a result of deposit growth.

Intangible Assets

      Intangible assets of Central Jersey Bancorp consist of goodwill and core deposit premiums. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with SFAS No. 142, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis. For the years ended December 31, 2006 and 2005, Central Jersey Bancorp had $27.0 million and $27.2 million, respectively, of goodwill related to the combination with Allaire Community Bank.

      Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on an accelerated basis over a period of ten years.

The amortization of the core deposit premium is recorded as a component of operating expenses. For the years ended December 31, 2006 and 2005, Central Jersey Bancorp had $2.5 million and $3.1 million, respectively, of core deposit intangible related to the combination with Allaire Community Bank.

Securities Portfolio

      At December 31, 2006, Central Jersey Bank, N.A.'s securities portfolio consisted of obligations of United States Government sponsored agencies and mortgaged-backed securities of United States Government sponsored agencies. Securities held-to-maturity of $20.8 million at December 31, 2006, represented a decrease of $1.7 million over the year ended December 31, 2005 total of $22.5 million. Securities available-for-sale had a market value of $95.7 million at December 31, 2006, representing a decrease of $15.5 million over the December 31, 2005 total of $111.2 million. The decrease in the securities portfolio is due primarily to the maturity of fixed rate bonds and cash flows received from the principal amortization of mortgage-backed securities.

The following table summarizes the maturity and weighted average yields in each of Central Jersey Bank, N.A.'s securities portfolios at December 31, 2006:

                                                               Over            Over
Maturities and weighted average yields:       Within          1 to 5          5 to 10         Over 10
(dollars in thousands)                        1 Year           Years           Years           Years           Total
                                            ----------      ----------      ----------      ----------      ----------
Securities held-to-maturity:

Mortgage-backed securities
   Amortized cost                           $       --      $    1,938      $    1,991      $    4,218      $    8,147
   Weighted average yield                           --            4.19%           4.56%           4.99%           4.69%
Obligations of U.S. Government agencies
   Amortized cost                                2,000           1,996           6,783           1,894          12,673
   Weighted average yield                         3.04%           4.00%           4.82%           4.70%           4.39%
                                            ---------------------------------------------------------------------------
Total securities held-to-maturity
   Amortized cost                           $    2,000      $    3,934      $    8,774      $    6,112      $   20,820
   Weighted average yield                         3.04%           4.09%           4.76%           4.90%           4.51%
                                            ===========================================================================

Securities available-for-sale:

Mortgage-backed securities
   Market value                             $       --      $   18,682      $    4,084      $       --      $   22,766
   Weighted average yield                           --            3.55%           4.04%             --            3.64%
Obligations of U.S. Government agencies
   Market value                                  2,258          23,476          39,052           7,605          72,391
   Weighted average yield                         3.16%           3.36%           5.05%           5.54%           4.49%
Other debt securities
   Market value                                    474             104              --              --             578
   Weighted average yield                         3.75%           5.69%             --              --            4.10%
                                            ---------------------------------------------------------------------------
Total securities available-for-sale
   Market value                             $    2,732      $   42,262      $   43,136      $    7,605      $   95,735
   Weighted average yield                         3.26%           3.45%           4.95%           5.54%           4.29%
                                            ===========================================================================

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

      Debt securities that are not positively expected to be held-to-maturity, but rather for indefinite periods of time, and equity securities, shall be booked to the available-for-sale portfolio, which shall be monitored daily and reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a tax-effected net amount in a separate component of shareholders' equity. However, in calculating and reporting regulatory capital, only net unrealized losses on marketable equity securities is deducted from Tier 1 or core capital.

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

      Commercial loans are often subject to cyclical economic risks of the underlying business(es) of the borrower. Such risks are generally reduced during the loan approval process. For example, Central Jersey Bank, N.A. requires that a loan amount be less than the value of the collateral securing the loan and that the standard cash flow analysis of the commercial borrower shows an ample margin for debt service even with significant business contraction. Commercial mortgage underwriting also requires that available funds for debt service exceed debt service requirements.

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

      The following table summarizes net loans outstanding by loan category and amount at December 31, 2006, 2005, 2004, 2003 and 2002.

(in thousands)                         2006          2005        2004         2003         2002
                                       ----          ----        ----         ----         ----

--------------------------------------------------------------------------------------------------
Commercial and industrial loans      $ 35,476     $ 32,708     $ 22,392     $ 20,380     $ 17,060

Real estate loans - commercial        237,234      232,570       96,291       77,799       57,079

1-4 family real estate loans            4,182        4,858           --           --           --

Home equity and second mortgages       35,573       38,153       22,014       17,734       14,816

Consumer loans                          2,857        2,054          638        1,270        1,601
--------------------------------------------------------------------------------------------------

Total loans                          $315,322     $310,343     $141,335     $117,183     $ 90,556

Less allowance for loan losses          3,229        3,175        1,638        1,378        1,228
--------------------------------------------------------------------------------------------------

Net loans                            $312,093     $307,168     $139,697     $115,805     $ 89,328
==================================================================================================

Loans held-for-sale                  $    242     $  3,127     $      0     $      0     $    302
==================================================================================================

      For the year ended December 31, 2006, net loans increased by $4.9 million to $312.1 million, which represents a 1.6% increase from the balance of $307.2 million at December 31, 2005.

      For the year ended December 31, 2006, commercial and industrial loans and commercial real estate loans increased by $7.4 million to $272.7 million, which represents a 2.8% increase from the balance of $265.3 million at December 31, 2005.

      During 2006, home equity and second mortgages decreased by $2.6 million to $35.6 million at December 31, 2006, which represents a 6.8% decrease from the balance of $38.2 million at December 31, 2005.

      The following table summarizes the maturities of loans by category and whether such loans are at a fixed or floating rate at December 31, 2006.

                                                                                     December 31, 2006
                                                       -----------------------------------------------------------------------------

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

    Fixed rate                                         $     187    $     845     $   4,610      $   8,013    $   5,028    $  18,683

    Adjustable rate                                       14,453          441           249             --           --       15,143

All other loans secured by real estate

    Fixed rate                                            16,142       39,207        63,475         25,709       29,302      173,835

    Adjustable rate                                       88,084        4,586        14,294            697           --      107,661

                                                       -----------------------------------------------------------------------------
Total                                                  $ 118,866    $  45,079     $  82,628      $  34,419    $  34,330    $ 315,322
                                                       =============================================================================

Non-Performing Loans

A loan is considered to be non-performing if it (1) is on a non-accrual basis,
(2) is past due ninety days or more and still accruing interest, or (3) has been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial position of the borrower. A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only where it is both adequately secured as to principal and is in the process of collection. Central Jersey Bank, N.A. had non-performing loans totaling $91,000 and $79,000 at December 31, 2006 and 2005, respectively. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $477, $6,365 and $9,475, for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, there are no commitments to lend additional funds to borrowers whose loans are on non-accrual.

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

      As of December 31, 2006 and 2005, there were no loans identified as having structural weaknesses on the "watch list." The total balance of loans on the "watch list" at December 31, 2006 and 2005 was $5.0 million and $4.1 million, respectively.

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

      The loss factors applied to each loan risk rating are inherently subjective in nature, and, in Central Jersey Bank, N.A.'s circumstances, even more so due to the lack of any meaningful charge-off experience. Loss factors are assigned to loan risk rating categories on the basis of our assessment of the potential risk inherent in each loan type. Key factors we consider in determining loss factors for each loan type include the current real estate market conditions, changes in the trend of delinquencies and non-performing loans, the current state of the local and national economy, loan portfolio growth and changes in composition and concentrations within the portfolio. The loss factors are evaluated by management on a quarterly basis and any adjustments are approved by the board of directors of Central Jersey Bancorp. There have been no significant changes in loss factors in 2006 as compared to 2005.

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

      Our primary lending emphasis is the origination of commercial real estate loans, commercial and industrial loans, and to a lesser extent, home equity and second mortgages. As a result of our strategic plans and lending emphasis, we have a loan concentration in commercial loans at December 31, 2006 and 2005, the majority of which are secured by real property located in New Jersey.

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

      The provision for loan losses was $500,000 for the year ended December 31, 2006, as compared to $426,000 for 2005. The 2006 provision was required based upon credit characteristics of the net loan growth for the year ended December 31, 2006. The increase was due primarily to the decision to record a provision relating to $409,000 in unsecured loans that were charged-off as of December 31, 2006. The repayment of these loans, which were made to several individuals referred by Mr. Solomon Dwek, has been adversely impacted by the May 2006 action commenced by PNC Bank against Mr. Dwek. Mr. Dwek allegedly defrauded PNC Bank by depositing a $25.0 million check drawn on a closed account with PNC Bank. In response to Mr. Dwek's alleged fraud, PNC commenced an action against Mr. Dwek, which resulted in a court order freezing Mr. Dwek's assets. Recently, a U.S. Bankruptcy judge granted Mr. Dwek's request to place his estate and properties into a voluntary bankruptcy reorganization. Subsequent to the $409,000 charge-off at December 31, 2006, Central Jersey Bancorp agreed to settle this matter with the unsecured borrowers for a lump sum payment of $90,000, which was received on March 7, 2007. In exchange for the $90,000 payment, Central Jersey Bancorp agreed to release the unsecured borrowers from all present and future claims specifically related to these loans. Central Jersey Bancorp retained its rights to pursue collection on these loans from Mr. Dwek or any Mr. Dwek related entity.

      Central Jersey Bank, N.A.'s initial credit exposure to Mr. Solomon Dwek and related entities totaled approximately $3.0 million, consisting of a $2.0 million commercial mortgage loan and approximately $1.0 million of unsecured loans. The $1.0 million of unsecured loans had been paid down to $409,000 as of June 30, 2006 and was subsequently charged-off at December 31, 2006, as described in the preceding paragraph. The $2.0 million commercial mortgage loan is presently performing and fully secured. There is an offer to purchase the property which would result in the full payoff of the commercial mortgage loan. However, it is unclear how Mr. Dwek's pending bankruptcy will affect this offer.

      Loan portfolio composition remained consistent in 2006, as compared to 2005, with commercial loans comprising 86.5% of total loans outstanding at December 31, 2006, as compared to 85.5% at December 31, 2005. In addition, Central Jersey Bank, N.A. had non-accrual or impaired loans totaling $91,000 at December 31, 2006, as compared to $79,000 at December 31, 2005. Gross loans outstanding totaled $315.3 million at December 31, 2006, as compared to $310.3 million at December 31, 2005, an increase of $5.0 million, or 1.6%. The allowance for loan losses was $3.23 million, at December 31, 2006, as compared to $3.18 million at December 31, 2005.

      The following table summarizes Central Jersey Bank, N.A.'s allowance for loan losses for the years ended December 31, 2006, 2005, 2004, 2003 and 2002.

(in thousands)                                            2006          2005         2004         2003         2002
                                                         --------     --------      --------     --------    --------

---------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                               $  3,175     $  1,638      $  1,378     $  1,228    $   855

Provision charged to expense                                  500          426           260          150        373

Charge-offs                                                  (455)         (92)           --           --         (1)

Allaire Community Bank combination
                                                               --        1,203            --           --         --

Recoveries                                                      9           --            --           --          1

---------------------------------------------------------------------------------------------------------------------
Balance, end of year                                     $  3,229     $  3,175      $  1,638     $  1,378    $ 1,228

=====================================================================================================================
Ratio of allowance for loan losses to total loans            1.02%        1.02%         1.16%        1.10%      1.36%

Ratio of net charge-offs to average loans outstanding        0.14%        0.03%         0.00%        0.00%      0.00%

      The following table sets forth Central Jersey Bank, N.A.'s percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated (dollars in thousands):

                           December 31, 2006                December 31, 2005                   December 31, 2004

                              Percent of    Percent             Percent of    Percent              Percent of      Percent
                              allowance     of loans            allowance     of loans              allowance     of loans
                               to total     to total             to total     to total              to total      to total
  Loan Type       Amount      allowance      loans     Amount   allowance      loans     Amount     allowance       loans
  ---------       ------      ---------      -----     ------   ---------      -----     ------     ---------       -----
Commercial        $2,811         87.1%        86.5%    $2,749      86.6%        85.5%    $1,403        85.7%        84.0%

Consumer             418         12.9%        13.5%       426      13.4%        14.5%       235        14.3%        16.0%
                  ------        -----        -----     ------     -----        -----     ------       -----        -----

Total             $3,229        100.0%       100.0%    $3,175     100.0%       100.0%    $1,638       100.0%       100.0%
                  ======        =====        =====     ======     =====        =====     ======       =====        =====

                           December 31, 2003                  December 31, 2002

                              Percent of    Percent               Percent of   Percent
                              allowance     of loans              allowance    of loans
                               to total     to total               to total    to total
  Loan Type       Amount      allowance      loans     Amount     allowance     loans
  ---------       ------      ---------      -----     ------     ---------     -----
Commercial       $ 1,151          83.5%       83.8%    $ 1,007       82.0%      81.9%

Consumer             227          16.5%       16.2%        221       18.0%      18.1%
                 -------         -----       -----     -------      -----      -----

Total            $ 1,378         100.0%      100.0%    $ 1,228      100.0%     100.0%
                 =======         =====       =====     =======      =====      =====

Deposits

      One of Central Jersey Bank, N.A.'s primary strategies is the accumulation and retention of core deposits. Core deposits are defined as all deposits except certificates of deposits with balances in excess of $100,000.

      Total deposits were $427.3 million at December 31, 2006, an increase of $19.7 million, or 4.8%, from the year ended December 31, 2005 total of $407.6 million. Core deposits as a percentage of total deposits were 84.7% at December 31, 2006, as compared to 81.7% at December 31, 2005.

      The following table represents categories of Central Jersey Bank, N.A.'s deposits at December 31, 2006, 2005 and 2004.

                                                             December 31,   December 31,    December 31,
                                                             ------------   ------------    ------------
        (in thousands)                                           2006           2005            2004
                                                                 ----           ----            ----
        Demand deposits, non-interest bearing                $  83,482       $  91,297      $  29,897

        Savings, N.O.W. and money market accounts              202,650         173,993        122,225

        Certificates of deposit of less than $100,000           75,842          67,813         27,353

        Certificates of deposit of $100,000 or more             65,303          74,451         53,378
                                                             ---------       ---------      ---------

        Total deposits                                       $ 427,277       $ 407,554      $ 232,853
                                                             =========       =========      =========

      The following table represents categories of Central Jersey Bank, N.A.'s average deposit balances and weighted average interest rates for the years ended December 31, 2006, 2005 and 2004 (in thousands):

                                                      December 31,            December 31,            December 31,
                                                      ------------            ------------            ------------
                                                         2006                    2005                     2004
                                                         ----                    ----                     ----
                                                              Weighted                Weighted                 Weighted
                                                   Average    Average      Average     Average      Average     Average
                                                   Balance      Rate       Balance      Rate        Balance      Rate
                                                  --------    --------     --------   --------      --------   --------
Demand deposits, non-interest bearing             $ 84,444         --%     $ 88,435         --%     $ 28,913         --%

Savings, N.O.W. and money market accounts          189,445       2.51%      184,488       1.47%      117,256       1.09%

Certificates of deposit of less than $100,000       72,960       4.11%       60,040       3.04%       26,859       2.07%

Certificates of deposit of $100,000 or more         68,489       4.42%       67,704       3.05%       48,275       2.08%
                                                  --------     ------      --------     ------      --------     ------
Total deposits                                    $415,338       2.59%     $400,667       1.65%     $221,303       1.28%
                                                  ========     ======      ========     ======      ========     ======

      At December 31, 2006, Central Jersey Bank, N.A. had $141.1 million in time deposits maturing as follows (in thousands):

                                   3 months or    Over 3 to   Over 1 year      Over 3
                                      less        12 months    to 3 years      years          Total
                                   ------------------------------------------------------------------
Less than $100,000                 $  22,333      $  43,655     $   9,692     $     162     $  75,842

Equal to or more than $100,000        13,489         41,507        10,307            --        65,303
                                   ------------------------------------------------------------------

Total                              $  35,822      $  85,162     $  19,999     $     162     $ 141,145
                                   ==================================================================

Liquidity and Capital Resources

      Liquidity defines the ability of Central Jersey Bank, N.A. to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank's asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements. The liquidity needs of Central Jersey Bank, N.A. have been primarily met by cash on hand, loan and investment amortizations and borrowings. Central

Jersey Bank, N.A. invests funds not needed for operations (excess liquidity) primarily in daily federal funds sold. During 2006, Central Jersey Bank, N.A. continued to maintain a large secondary source of liquidity known as Investment Securities available-for-sale. The market value of that portfolio was $95.7 million at December 31, 2006 and $111.2 million at December 31, 2005.

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

      Supplemental sources of liquidity include large certificates of deposit, wholesale and retail repurchase agreements, and federal funds purchased from correspondent banks. Correspondent banks, which are typically referred to as "banker's banks," offer essential services such as cash letter processing, investment services, loan participation support, wire transfer operations and other traditional banking services. Brokered deposits, which are deposits obtained, directly or indirectly, from or through the mediation or assistance of a deposit broker, may be utilized as supplemental sources of liquidity in accordance with Central Jersey Bank, N.A.'s balance sheet management policy. Contingent liquidity sources may include off-balance sheet funds, such as advances from both the Federal Home Loan Bank and the Federal Reserve Bank, and federal funds purchase lines with "upstream" correspondents. An additional source of liquidity is made available by curtailing loan activity and instead using the available cash to fund short-term investments such as overnight federal funds sold or other approved investments maturing in less than one year. In addition, future expansion of Central Jersey Bank, N.A.'s retail banking network is expected to create additional sources of liquidity from new deposit customer relationships.

      Central Jersey Bank, N.A. is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Central Jersey Bank, N.A.'s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Central Jersey Bank, N.A. must meet specific capital guidelines that involve quantitative measures of Central Jersey Bank, N.A.'s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Central Jersey Bank, N.A.'s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. See "Item 1. Business-Government Regulation."

      Quantitative measures established by regulation to ensure capital adequacy require Central Jersey Bank, N.A. to maintain minimum amounts and ratios (set forth in the following table) of Total Capital and Tier 1 Capital to risk weighted assets and of Tier 1 Capital to average assets (leverage ratio). As of December 31, 2006, Central Jersey Bank, N.A. met all capital adequacy requirements to which it is subject.

      As of December 31, 2006, the most recent notification from the OCC categorized Central Jersey Bank, N.A. as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that we believe have changed Central Jersey Bank, N.A.'s category.

      The following is a summary of Central Jersey Bank, N.A.'s and Central Jersey Bancorp's actual capital ratios as of December 31, 2006 and 2005, compared to the minimum capital adequacy requirements and the requirements for classification as a "well-capitalized" institution:

                                                       Tier I                   Tier I
                                                    Capital to                Capital to             Total Capital to
                                              Average Assets Ratio          Risk Weighted              Risk Weighted
                                                 (Leverage Ratio)             Asset Ratio                Asset Ratio
                                              2006            2005        2006            2005        2006            2005
                                           ------------------------------------------------------------------------------------
Central Jersey Bancorp                        8.38%           7.60%      11.71%          10.15%      12.62%          11.05%
Central Jersey Bank, N.A                      8.47%           7.85%      11.81%          10.57%      12.72%          11.48%

(a) "Adequately capitalized"
institution (under federal regulations)       4.00%           4.00%       4.00%           4.00%       8.00%           8.00%

(b) "Well capitalized" institution
(under federal regulations)                   5.00%           5.00%       6.00%           6.00%      10.00%          10.00%

Guaranteed Preferred Beneficial Interest in Central Jersey Bancorp Subordinated Debt

      In March 2004, MCBK Capital Trust I, a special purpose business trust of Central Jersey Bancorp, issued an aggregate of $5.0 million of trust preferred securities to ALESCO Preferred Funding III, a pooled investment vehicle. Sandler O'Neill & Partners, L.P. acted as placement agent in connection with the offering of the trust preferred securities. The securities issued by MCBK Capital Trust I are fully guaranteed by Central Jersey Bancorp with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to the three-month LIBOR plus 285 basis points, which resets quarterly. The securities mature on April 7, 2034 and may be called at par by Central Jersey Bancorp any time after April 7, 2009. These securities were placed in a private transaction exempt from registration under the Securities Act.

      The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of subordinated debentures from Central Jersey Bancorp. The subordinated debentures bear a variable interest rate equal to LIBOR plus 285 basis points. Although the subordinated debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp. At December 31, 2006, $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital. Central Jersey Bancorp is using the proceeds it received from the

Subordinated Debentures to support the general balance sheet growth of Central Jersey Bancorp and to help ensure that Central Jersey Bank, N.A. maintains the required regulatory capital ratios.

      On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At December 31, 2006, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities. Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital. However, in the event that the trust preferred issues do not qualify as Tier I Capital, Central Jersey Bank, N.A. would remain well capitalized.

Recent Accounting Pronouncements

      In March 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 156, Accounting for Servicing of Financial Assets. Prior thereto, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, established, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because SFAS No. 156 permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective in the first fiscal year beginning after September 15, 2006 with earlier adoption permitted. Accordingly, Central Jersey Bancorp's adoption of SFAS No. 156 on January 1, 2007 did not have a material impact on its consolidated financial statements.

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

      Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, Central Jersey Bancorp's adoption of FIN 48 on January 1, 2007 did not have a material impact on its consolidated financial statements.

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in U.S. Generally Accepted Accounting Principles ("GAAP"), and enhances disclosures about fair value measurements. This Statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Earlier application is encouraged, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Central Jersey Bancorp does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

      In September 2006, the Emerging Issues Task Force ("EITF") of the FASB discussed public comments received on two issues: (1) EITF Issue No. 06-4, Accounting for Deferred Compensation and Post-Retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and (2) EITF Issue 06-5, Accounting for Purchases of Life Insurance -- Determining the Amount that could be Realized in Accordance with FASB Technical Bulletin 85-4 (Accounting for Purchases of Life Insurance). On September 7, the EITF agreed to clarify certain points based on public comments. The EITF reached a consensus that an employer should recognize a liability for future benefits under FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion No. 12, Omnibus Opinion - 1967, for an endorsement split-dollar life insurance arrangement subject to the EITF Issue No. 06-4. This liability is to be based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. Early adoption is permitted as of the beginning of an entity's fiscal year. Entities should recognize the effects of applying the consensus on this issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption. Retrospective application to all prior periods is permitted. Central Jersey Bancorp is evaluating the impact of adoption of EITF 06-4 on its consolidated financial statements.

      The Securities and Exchange Commission released SEC Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, in September 2006. SAB No. 108 requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current-year financial statements. SAB No. 108 does not change the staff's previous guidance on evaluating the materiality of errors. SAB No. 108 allows registrants to record the effect of adopting the guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported as of the beginning of the first fiscal year ending after

November 15, 2006. Central Jersey Bancorp's adoption of SAB No. 108 on December 31, 2006 did not have a material impact on its consolidated financial statements.

      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Under this Statement, Central Jersey Bancorp may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activies, are not met.

      SFAS No. 159 is effective for years beginning after November 15, 2007. Early adoption by Central Jersey Bancorp within 120 days of the beginning of its 2007 fiscal year is permissible, provided Central Jersey Bancorp has not yet issued interim financial statements for 2007 and has adopted SFAS No. 157. If Central Jersey Bancorp does not elect early adoption of SFAS No. 159, it will be required to adopt the provisions of SFAS No. 159, as applicable, beginning January 1, 2008. Central Jersey Bancorp is evaluating the impact of the adoption of SFAS No. 159 on its consolidated financial statements.

Impact of Inflation

      The consolidated financial statements and related financial data presented in this report have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operation of Central Jersey Bancorp and Central Jersey Bank, N.A. is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, the effects of general levels of inflation are primarily reflected in the interest rate paid in liabilities and earned on interest earning assets. Interest rates do not necessarily move in the same magnitude as the prices of goods and services. We believe that continuation of our efforts to manage the rates, liquidity and interest sensitivity of our assets and liabilities is necessary to generate an acceptable return on assets.

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

      The ALCO/Investment Committee of Central Jersey Bank, N.A. meets on a quarterly basis to review the impact of interest rate changes on net interest income, net interest margin and economic value of equity. Members of the ALCO/Investment Committee include Central Jersey Bancorp's President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Lending Officer. The ALCO/Investment Committee reviews a variety of strategies that project changes in asset or liability mix and the impact of those changes on projected net interest income.

      Central Jersey Bank, N.A.'s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Time deposit accounts as a percentage of total deposits were 33.0% at December 31, 2006, as compared to 34.9% at December 31, 2005. Time deposits are generally short term in nature. As of December 31, 2006, 85.7% of all time deposits had maturities of one year or less, as compared to 89.7% at December 31, 2005. Central Jersey Bank, N.A.'s ability to retain maturing time deposit accounts is the result of a strategy to remain competitive priced within the marketplace. Central Jersey Bank, N.A.'s pricing strategy may vary depending upon funding needs and Central Jersey Bank, N.A.'s ability to fund operations through alternative sources, primarily by accessing short term lines of credit with the Federal Home Loan Bank during periods of pricing dislocation.

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

      The following table sets forth the results of the projected net interest income simulation model for the twelve month period commencing December 31, 2006 and ending December 31, 2007:

                                             Net Interest Income
                                             -------------------
Change in Interest Rates
In Basis Points (Rate Shock)      Amount ($)      Change ($)      Change (%)
------------------------------------------------------------------------------

+200                              $ 18,593        $  1,628          9.60%
+100                                17,798             833          4.91%
Base Case                           16,965              --            --
-100                                16,012            (953)        (5.62%)
-200                              $ 14,762        $ (2,203)       (12.99%)

      The preceding table indicates that for the year ended December 31, 2007, in the event of an immediate 200 basis point parallel increase in interest rates, Central Jersey Bank, N.A. would experience a 9.60%, or $1.6 million, increase in net interest income for that period. In the event of a 200 basis point decrease in interest rates, Central Jersey Bank, N.A. would experience a (12.99%), or $2.2 million, decrease in net interest income for the year ended December 31, 2007.

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

      Central Jersey Bancorp's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Central Jersey Bancorp; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Central Jersey Bancorp's assets that could have a material effect on our consolidated financial statements.

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

      Management assessed the effectiveness of Central Jersey Bancorp's internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). Based on the assessment management believes that, as of December 31, 2006, Central Jersey Bancorp's internal control over financial reporting is effective based on those criteria.

     Attestation Report of the Independent Registered Public Accounting Firm
     -----------------------------------------------------------------------

      Central Jersey Bancorp's independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effectiveness of, Central Jersey Bancorp's internal control over financial reporting as of December 31, 2006. This report appears on page F-3.

Item 9B. Other Information
         -----------------

      None

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance
         ------------------------------------------------------

      The information required under this Item with respect to Central Jersey Bancorp's directors and executive officers will be contained in Central Jersey Bancorp's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 24, 2007, under the captions "Election of Directors," "Compliance with Section 16(a) of the Exchange Act" and "Executive Officers" and is incorporated herein by reference.

Item 11. Executive Compensation
         ----------------------

      The information required under this Item with respect to executive compensation will be contained in Central Jersey Bancorp's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 24, 2007, under the captions "Executive Compensation" and "Director Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         ------------------------------------------------------------------
         Related Stockholder Matters
         ---------------------------

      The information required by Items 201(d) and 403 of Regulation S-B will be contained in Central Jersey Bancorp's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 24, 2007, under the captions "Securities Authorized for Issuance under Equity Compensation Plan" and "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence
         ---------------------------------------------------------------------

      The information required by this item will be contained in Central Jersey Bancorp's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 24, 2007, under the caption "Certain Relationships and Related Party Transactions" and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
         --------------------------------------

      The information required by this item will be contained in Central Jersey Bancorp's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 24, 2007, under the captions "Transactions with Related Persons, Promoters and Certain Control Persons" and "Director Independence" and is incorporated herein by reference.

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

                                           CENTRAL JERSEY BANCORP


Date: March 14, 2007                   By:    /s/ James S. Vaccaro
                                           -------------------------------------
                                           James S. Vaccaro
                                           President and Chief Executive Officer

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James S. Vaccaro and Robert S. Vuono and each of them, his or her true and lawful attorneys-in-fact and agents for him or her and in his or her name, place an stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the following persons in the capacities and on the dates stated.

          Signatures                              Title                               Date
          ----------                              -----                               ----
    /s/ George S. Callas           Chairman of the Board of Directors            March 14, 2007
-------------------------------
      George S. Callas

    /s/ James S. Vaccaro           President and Chief Executive Officer         March 14, 2007
-------------------------------    (Principal Executive Officer)
      James S. Vaccaro             and Director

    /s/ Robert S. Vuono            Senior Executive Vice President,              March 14, 2007
-------------------------------    Chief Operating Officer, Secretary
       Robert S. Vuono             and Director

          Signatures                              Title                               Date
          ----------                              -----                               ----
  /s/ Anthony Giordano, III        Executive Vice President,  Chief              March 14, 2007
--------------------------------   Financial Officer, Treasurer and
    Anthony Giordano, III          Assistant Secretary (Principal
                                   Financial and Accounting Officer)

     /s/ James G. Aaron
--------------------------------                 Director                        March 14, 2007
       James G. Aaron

     /s/ Mark R. Aikins
--------------------------------                 Director                        March 14, 2007
       Mark R. Aikins

  /s/ Nicholas A. Alexander
--------------------------------                 Director                        March 14, 2007
    Nicholas A. Alexander

  /s/ John A. Brockriede
--------------------------------                 Director                        March 14, 2007
     John A. Brockriede

     /s/ James P. Dugan
--------------------------------                 Director                        March 14, 2007
       James P. Dugan

    /s/ M. Claire French
--------------------------------                 Director                        March 14, 2007
      M. Claire French

   /s/ William H. Jewett
--------------------------------                 Director                        March 14, 2007
      William H. Jewett

   /s/ Paul A. Larson, Jr.
--------------------------------                 Director                        March 14, 2007
     Paul A. Larson, Jr.

     /s/ John F. McCann
--------------------------------                 Director                        March 14, 2007
       John F. McCann

    /s/ Carmen M. Penta
--------------------------------                 Director                        March 14, 2007
       Carmen M. Penta

     /s/ Mark G. Solow
--------------------------------                 Director                        March 14, 2007
        Mark G. Solow

                             CENTRAL JERSEY BANCORP
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                                    Contents

                                December 31, 2006

Reports of Independent Registered Public Accounting Firm ............................F-2
Consolidated Statements of Financial Condition at December 31, 2006 and 2005.........F-5
Consolidated Statements of Income for the years ended December 31, 2006,
     2005 and 2004...................................................................F-6
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2006, 2005 and 2004..........................................F-7
Consolidated Statement of Cash Flows for the years ended
     December 31, 2006, 2005 and 2004................................................F-8
Notes to Consolidated Financial Statements...........................................F-10

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Central Jersey Bancorp:

We have audited the accompanying consolidated statements of financial condition of Central Jersey Bancorp and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of Central Jersey Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Jersey Bancorp and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Central Jersey Bancorp and subsidiary's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP
Short Hills, New Jersey
March 14, 2007

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

                  On Internal Control Over Financial Reporting
                  --------------------------------------------

The Board of Directors and Shareholders
Central Jersey Bancorp:

We have audited management's assessment, included on page 49, Item 9A., Control Procedures - Management Report on Internal Control Over Financial Reporting, that Central Jersey Bancorp and subsidiary (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Central Jersey Bancorp and subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Central Jersey Bancorp and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Central Jersey Bancorp and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 14, 2007 expressed an unqualified opinion on those consolidated financial statements.


/s/ KPMG LLP
Short Hills, New Jersey
March 14, 2007

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2006 AND 2005
                (dollars in thousands, except per share amounts)

ASSETS                                                                       2006              2005
------                                                                   -----------       -----------
Cash and due from banks                                                  $    16,162       $    21,228
Federal funds sold                                                            21,634                --
                                                                         -----------       -----------
Cash and cash equivalents                                                     37,796            21,228
Investment securities available-for-sale, at market value                     95,735           111,175
Investment securities held-to-maturity (market value of $20,454 and
     $22,058 at December 31, 2006 and 2005, respectively)                     20,820            22,567
Federal Reserve Bank Stock                                                     1,952             1,957
Federal Home Loan Bank Stock                                                     542             2,090
Loans held-for-sale                                                              242             3,127

Loans                                                                        315,322           310,343
     Less: Allowance for loan losses                                           3,229             3,175
                                                                         -----------       -----------
          Loans, net                                                         312,093           307,168

Accrued interest receivable                                                    2,613             2,636
Premises and equipment                                                         5,357             6,006
Bank owned life insurance                                                      3,447             3,338
Goodwill                                                                      26,957            27,229
Core deposit intangible                                                        2,478             3,097
Due from broker                                                                3,527                --
Other assets                                                                   2,740             2,945
                                                                         -----------       -----------
          Total assets                                                   $   516,299       $   514,563
                                                                         ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
     Non-interest bearing                                                $    83,482       $    91,297
     Interest bearing                                                        343,795           316,257
                                                                         -----------       -----------
                                                                             427,277           407,554

Other borrowings                                                              17,099            38,191
Subordinated debentures                                                        5,155             5,155
Accrued expenses and other liabilities                                         1,273             1,885
                                                                         -----------       -----------
          Total liabilities                                                  450,804           452,785
                                                                         -----------       -----------

Shareholders' equity:
Common stock, par value $0.01 per share. Authorized
     100,000,000 shares and issued and outstanding
     8,254,553 and 8,169,844 shares at December 31, 2006 and
     2005, respectively                                                           83                82
Additional paid-in capital                                                    60,505            59,999
Accumulated other comprehensive loss                                          (1,409)           (2,153)
Retained earnings                                                              6,316             3,850
                                                                         -----------       -----------
          Total shareholders' equity                                          65,495            61,778
                                                                         -----------       -----------
          Total liabilities and shareholders' equity                     $   516,299       $   514,563
                                                                         ===========       ===========

See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                (dollars in thousands, except per share amounts)

                                                                      2006            2005             2004
                                                                   ----------      ----------      ----------
Interest and dividend income:
     Interest and fees on loans                                    $   23,159      $   18,726      $    8,206
     Interest on securities available-for-sale                          4,465           4,891           2,517
     Interest on securities held-to-maturity                              991           1,091             714
     Interest on federal funds sold and due from banks                    804             239             114
                                                                   ----------      ----------      ----------
          Total interest and dividend income                           29,419          24,947          11,551

Interest expense:
     Interest expense on deposits                                      10,760           6,615           2,836
     Interest expense on other borrowings                               1,267             547              17
     Interest expense on subordinated debentures                          429             340             193
                                                                   ----------      ----------      ----------
          Total interest expense                                       12,456           7,502           3,046

                                                                   ----------      ----------      ----------
          Net interest income                                          16,963          17,445           8,505

Provision for loan losses                                                 500             426             260
                                                                   ----------      ----------      ----------
          Net interest income after provision for loan losses          16,463          17,019           8,245
                                                                   ----------      ----------      ----------

Other income:
     Service charges on deposit accounts                                1,412           1,401             830
     Income on bank owned life insurance                                  109             112              --
     Gain on the sale of loans held-for-sale                              213             105              --
     Other service charges, commissions and fees                            6               6              19
                                                                   ----------      ----------      ----------
          Total other income                                            1,740           1,624             849
                                                                   ----------      ----------      ----------

Operating expenses:
     Salaries and employee benefits                                     7,345           7,287           3,619
     Net occupancy expenses                                             1,687           1,718             844
     Outside service fees                                                 866           1,017             530
     Data processing fees                                                 809             937             571
     Professional fees                                                    759             687             311
     Furniture, fixtures and equipment                                    690             599             290
     Core deposit intangible amortization                                 619             688              --
     Stationery, supplies and printing                                    269             288             185
     Insurance                                                            200             192             106
     Telephone                                                            153             134             136
     Advertising                                                          150             220             236
     Other operating expenses                                             762             783             270
                                                                   ----------      ----------      ----------
          Total other expenses                                         14,309          14,550           7,098
                                                                   ----------      ----------      ----------

Income before provision for income taxes                                3,894           4,093           1,996
Income taxes                                                            1,428           1,461             778
                                                                   ----------      ----------      ----------
     Net income                                                    $    2,466      $    2,632      $    1,218
                                                                   ==========      ==========      ==========

Basic earnings per share                                           $      .30      $      .32      $      .31
                                                                   ==========      ==========      ==========
Diluted earnings per share                                         $      .28      $      .30      $      .30
                                                                   ==========      ==========      ==========
Average basic shares outstanding                                    8,242,988       8,142,211       3,907,445
                                                                   ==========      ==========      ==========
Average diluted shares outstanding                                  8,720,408       8,909,112       4,119,110
                                                                   ==========      ==========      ==========

See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                             (dollars in thousands)

                                                                               Accumulated
                                                                 Additional       other
                                                  Common          paid-in      comprehensive        Retained
                                                  stock           capital      (loss) income        earnings          Total
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                     $    40         $  15,217       $   (358)         $     --        $  14,899
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                            --                --             --             1,218            1,218
Unrealized loss on securities
  available-for-sale, net of tax of ($152)            --                --           (261)               --             (261)
                                                                                                                   ---------
Total comprehensive income                                                                                               957
Fractional shares paid in cash                        --                (4)            --                --               (4)
Exercise of stock options - 548 shares                --                 3             --                --                3
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                     $    40         $  15,216       $   (619)         $  1,218        $  15,855
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                            --                --             --             2,632            2,632
Unrealized loss on securities
  available-for-sale, net of tax of ($881)            --                --         (1,534)               --           (1,534)
                                                                                                                   ---------
Total comprehensive income                                                                                             1,098
Allaire Community Bank combination                    40            44,375             --                --           44,415
Exercise of stock options - 51,742
  shares                                               2               408             --                --              410
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005                     $    82         $  59,999       $ (2,153)         $  3,850        $  61,778
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                            --                --             --             2,466            2,466
Unrealized gain on securities
  available-for-sale, net of tax of $437              --                --            744                --              744
                                                                                                                   ---------
Total comprehensive income                                                                                             3,210
Exercise of stock options - 107,762
  shares (including tax benefit $250)                  1               723             --                --              724

Common stock retired - 21,523                         --              (217)            --                --             (217)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2006                     $    83         $  60,505       $ (1,409)         $  6,316        $  65,495
============================================================================================================================

See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                             (dollars in thousands)

                                                                                         2006           2005              2004
                                                                                     ---------------------------------------------
Cash flows from operating activities:
     Net income                                                                      $     2,466     $     2,632       $     1,218
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Increase in cash surrender value of life insurance                                     (109)           (112)               --
     Deferred taxes                                                                          478            (189)             (215)
     Tax benefit of stock option exercises                                                  (250)           (148)               --
     Provision for loan losses                                                               500             426               260
     Net premium amortization on held-to-maturity securities                                  (8)              7                77
     Net premium amortization on available-for-sale securities                               163             246               362
     Depreciation and amortization                                                           842             736               422
     Decrease (increase) in accrued interest receivable                                       23            (242)             (107)
     Core deposit intangible amortization                                                    619             688                --
     Gain on the sale of loans held-for-sale                                                (213)           (105)               --
     Origination of loans held-for-sale                                                  (25,390)        (11,591)               --
     Proceeds from sale of loans held-for-sale                                            28,488           8,569                --
     Decrease (increase) in other assets                                                   1,115          (4,510)             (650)
     Decrease in accrued expenses and other liabilities                                     (612)           (119)             (228)
                                                                                     ---------------------------------------------
          Net cash provided by (used in) operating activities                              8,112          (3,712)            1,139
                                                                                     ---------------------------------------------

Cash flows from investing activities:
     Purchase of investment securities held-to-maturity                                       --              --            (4,992)
     Purchase of investment securities available-for-sale                                   (474)             --           (21,127)
     Maturities of and paydowns on investment securities held-to-maturity                  1,755           2,995             3,510
     Maturities of and paydowns on investment securities available-for-sale               16,932          16,707            14,864
     (Increase) decrease in due from broker                                               (3,527)             --             4,961
     Net increase in loans                                                                (5,425)        (48,052)          (24,152)
     Cash/cash equivalents acquired in Allaire Community Bank combination                     --           6,886                --
     Purchases of premises and equipment, net                                               (193)           (710)             (746)
                                                                                     ---------------------------------------------
          Net cash provided by (used in) investing activities                              9,068         (22,174)          (27,682)
                                                                                     ---------------------------------------------

Cash flows from financing activities:
     Proceeds from stock options exercised, net                                              757             410                --
     Net (decrease) increase in non-interest bearing deposits                             (7,815)         22,163             3,079
     Net increase (decrease) in interest bearing deposits                                 27,538         (17,341)           22,540
     Issuance of subordinated debentures                                                      --              --             5,155
     Issuance of common stock, net                                                            --              --                 3
     Net (decrease) increase in other borrowings                                         (21,092)         23,288                --
     Cash paid for fractional shares                                                          --              --                (4)
                                                                                     ---------------------------------------------
          Net cash (used in) provided by financing activities                               (612)         28,520            30,773
                                                                                     ---------------------------------------------

          Increase in cash and cash equivalents                                           16,568           2,634             4,230

Cash and cash equivalents at beginning of period                                          21,228          18,594            14,364
                                                                                     ---------------------------------------------
Cash and cash equivalents at end of period                                           $    37,796     $    21,228       $    18,594
                                                                                     =============================================

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 (CONTINUED)
                             (dollars in thousands)

                                                                                          2006           2005              2004
                                                                                     ---------------------------------------------
Cash paid during the period for:
     Interest                                                                        $    12,413      $     7,597      $     2,986
     Taxes                                                                           $     1,508      $     1,860      $       993
Non cash investing activities:
     Fair value of assets acquired in Allaire Community Bank combination             $        --      $   201,820      $        --
     Goodwill and core deposit intangible resulting from Allaire Community
         Bank combination                                                            $        --      $    31,014      $        --
     Liabilities assumed in Allaire Community Bank combination                       $        --      $   186,528      $        --
     Common stock issued  in Allaire Community Bank combination                      $        --      $    39,803      $        --

See accompanying notes to consolidated financial statements

Central Jersey Bancorp and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

(1) Summary of Significant Accounting Policies

Business

Effective August 31, 2000, Central Jersey Bancorp, a newly formed corporation, acquired all of the shares of Central Jersey Bank, N.A. Each share of $5 par value common stock of Central Jersey Bank, N.A. was exchanged for one share of $0.01 par value common stock of Central Jersey Bancorp. The reorganization was accounted for as if it were a pooling of interests. Central Jersey Bancorp and Central Jersey Bank, N.A. are collectively referred to herein as the "Company."

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

The Company provides a full range of banking services to customers located in Monmouth and Ocean Counties, New Jersey. Central Jersey Bancorp and Central Jersey Bank, N.A. are subject, as applicable, to federal statutes applicable to banks and bank holding companies. In 2001, Central Jersey Bank, N.A. converted from a state chartered institution to a nationally chartered institution regulated by the Office of Comptroller of the Currency (the "OCC"). Central Jersey Bank, N.A.'s deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). Central Jersey Bancorp is subject to regulation, supervision and examination by the Federal Reserve Bank of New York.

Central Jersey Bancorp paid a 5% stock dividend on July 1, 2006. As of December 31, 2006, there were 8,254,553 issued and outstanding shares of Central Jersey Bancorp common stock. Central Jersey Bancorp effected a two-for-one stock split, in the form of a stock dividend, for shareholders of record on June 15, 2005. As of December 31, 2005, there were 8,169,844 authorized and outstanding shares of Central Jersey Bancorp common stock. Central Jersey Bancorp effected a six-for-five stock split, in the form of a stock dividend, for shareholders of record as of July 15, 2004. As of December 31, 2004, there were 3,907,523 authorized and outstanding shares of Central Jersey Bancorp common stock. All prior period amounts have been retroactively restated to reflect the aforementioned stock splits and stock distributions.

Basis of Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Central Jersey Bancorp and its wholly-owned bank subsidiary, Central Jersey Bank, N.A. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and results of operations for the periods indicated. Actual results could differ significantly from those estimates.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight federal funds sold. Federal funds sold are generally sold for one-day periods.

Investment Securities

Investment securities held-to-maturity are comprised of debt securities that the Company has the positive intent and ability to hold to maturity. Such securities are stated at cost, adjusted for amortization of premiums and accretion of discounts over the estimated remaining lives of the securities as an adjustment to the yield using the level-yield method. On a quarterly basis, the Company evaluates investment securities for other than temporary impairment.

Securities to be held for indefinite periods of time and not intended to be held-to-maturity, including all equity securities, are classified as available-for-sale. Securities available-for-sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. Securities available-for-sale are carried at estimated fair value. Unrealized holding gains and losses on such securities available-for-sale are excluded from earnings and reported as a separate component of shareholders' equity. Gains and losses on sales of securities are based on the specific identification method and are accounted for on a trade date basis. On a quarterly basis, the Company evaluates investment securities for other than temporary impairment.

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of aggregate cost or fair value.

Loans

Loans are stated at unpaid principal balances, less unearned income and deferred loan fees and costs.

Interest on loans is credited to operations based upon the principal amount outstanding.

Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized over the estimated life of the loan as an adjustment to the loan's yield using the level-yield method.

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

A loan is considered past due when a payment has not been received in accordance with the contractual terms. Generally, commercial loans are placed on non-accrual status when they are 90 days past due unless they are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal and interest is in doubt. Commercial loans are generally charged off after an analysis is completed which indicates that collectibility of the full principal balance is in doubt. Consumer loans are generally charged off after they become 120 days past due. Mortgage loans are not generally placed on a non-accrual status unless the value of the real estate has deteriorated to the point that a potential loss of principal or interest exists. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current and future collectibility is reasonably assured, loans are returned to accrual status. Mortgage loans are generally charged off when the value of the underlying collateral does not cover the outstanding principal balance. Loan origination and commitment fees less certain costs are deferred and the net amount amortized as an adjustment to the related loan's yield. Loans held for sale are recorded at the lower of aggregate cost or market value.

The allowance for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of: (a) known and inherent risks in the loan portfolio, (b) the size and composition of the loan portfolio,
(c) actual loan loss experience, (d) the level of delinquencies, (e) the individual loans for which full collectibility may not be assured, (f) the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and (g) the current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company's loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Company's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic climate. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control. Management believes that the allowance for loan losses is adequate.

The provision for loan losses charged to operating expense is determined by management and is based upon a periodic review of the loan portfolio, past experience, the economy, and other factors that may affect a borrower's ability to repay a loan. The provision is based on management's estimates and actual losses may vary from these estimates. Estimates are reviewed and adjustments, as they become necessary, are reported in the periods in which they become known.

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

Bank-Owned Life Insurance

Bank-owned life insurance is accounted for using the cash surrender value method and is recorded at its realizable value. The change in the net asset value is included in non-interest income.

401(k) Plan

The Company has a 401(k) plan covering substantially all of its employees. The Company may contribute an amount equal to 100% of the first 3% of the employee deferral and then 50% of the next 2% of the employee deferral. The Company's matching contribution, if any, is determined by the Board of Directors in its sole discretion.

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

Comprehensive Income

Comprehensive income is segregated into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available-for-sale. Comprehensive income is presented in the Statements of Changes in Shareholders' Equity.

Segment Reporting

The Company's operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services. The Company operates primarily in the geographical region of Central New Jersey. Management makes operating decisions and assesses performance based on an ongoing review of the Bank's consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.

Net Income Per Share

Basic and diluted net income per share for the year ended December 31, 2006 was calculated by dividing the net income of $2.5 million by the weighted average number of shares outstanding of 8,242,988 (as to the basic net income per share determination) and 8,720,408 (as to the diluted net income per share determination). Basic and diluted net income per share for the year ended December 31, 2005 was calculated by dividing the net income of $2.6 million by the weighted average number of shares outstanding of 8,142,211 (as to the basic net income per share determination) and 8,909,112 (as to the diluted net income per share determination). Basic and diluted net income per share for year ended December 31, 2004 was calculated by dividing the net income of $1.2 million by the weighted average number of shares outstanding of 3,907,445 (as to the basic net income per share determination) and 4,119,110 (as to the diluted net income per share determination). Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or resulted in the issuance of common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. Shares issued and shares reacquired during the period are weighted for the portion of the period that they were outstanding.

The following table reconciles shares outstanding for basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004:

                                                         Year ended
                                                         December 31,
                                             2006             2005             2004
                                        ---------------------------------------------
Average basic shares outstanding          8,242,988        8,142,211        3,907,445
Add effect of dilutive securities:
       Stock options                        477,420          766,901          211,665
                                        ---------------------------------------------
Average diluted shares outstanding        8,720,408        8,909,112        4,119,110
                                        =============================================

Options to purchase 105,840 shares of common stock and 153,933 shares of common stock at a weighted average price of $10.91 per share and $9.45 per share, respectively, were outstanding and were not included in the computation of diluted earnings per share for the year ended December 31, 2006, because the option price was greater than the average market price.

Intangible Assets

Intangible assets of the Company consist of goodwill and core deposit premiums. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis.

Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on an accelerated basis over a period of ten years. The amortization of the core deposit premium is recorded as a component of operating expenses.

Impairment

Long-lived assets including goodwill and certain identifiable intangibles are periodically evaluated for impairment in value. Long-lived assets and deferred costs are typically measured whenever events or circumstances indicate that the carrying amount may not be recoverable. No such events have occurred during the periods reported. Certain identifiable intangibles and goodwill are evaluated for impairment at least annually utilizing the "market approach" as prescribed by SFAS No. 142. Asset impairment is recorded when required.

Stock Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123(R), Share-Based Payment ("SFAS No. 123(R)"). Prior to January 1, 2006 the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principle Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plans using the intrinsic value method, that is, the excess, if any, of the fair market value of the Company's stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS No. 123(R) and SFAS No. 148, Accounting for Stock-Based Compensation. The Company has adopted the modified prospective transition method provided by SFAS 123(R), and as a result, has not retroactively adjusted results from prior periods.

As a result of the adoption of SFAS No. 123(R), the Company has incurred no compensation expense related to the Company's stock compensation plans for the year ended December 31, 2006, as no stock options were granted during 2006 and all stock options were fully vested prior to January 1, 2006.

For stock options granted prior to the adoption of SFAS No. 123(R), the following table illustrates the pro forma effect on net income and earnings per share as if the Company had accounted for all employee stock options granted prior to January 1, 2006 under the fair value based accounting method of SFAS No. 123(R) (in thousands except per share data):

                                                          2005            2004
--------------------------------------------------------------------------------
Net Income:
     As reported                                        $   2,632      $   1,218
Deduct: Total stock-based employee
     compensation expense determined under the
     fair value based method for all awards, net of
     related tax effects                                      882            305
                                                        ------------------------
     Pro forma                                          $   1,750      $     913

Net income per share - basic:
     As reported                                        $    0.32      $    0.31
     Pro forma                                          $    0.21      $    0.23

Net income per share - diluted:
     As reported                                        $    0.30      $    0.30
     Pro forma                                          $    0.20      $    0.22

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the 2004 stock option grants to directors: dividend yield of 0%; expected volatility of 27.61%; risk free interest rate of 3.07%; and expected lives of four years. There were no employee stock option grants during 2004. There were no new employee and director stock option grants during 2006 and 2005.

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

Stock Appreciation Rights

On January 31, 2006, the Company granted under its 2005 Equity Incentive Plan, 157,500 Stock Appreciation Rights ("SARS") (89,250 were granted to employees and 68,250 were granted to directors), each with an exercise price of $10.36. These SARS can only be settled in cash. The SARS vest over a four year period and expire February 1, 2016. The fair value of SARS granted was estimated on December 31, 2006 using the Black-Scholes option pricing model with the following weighted-average assumptions used: stock price $8.30, dividend yield of 0%; expected volatility of 41.17%; risk free interest rate of 4.70%; and expected lives of seven years. These SARS had a fair value of approximately $3.69 per share at December 31, 2006. The Company recorded, as a component of salaries and employee benefits expense, share based payment expense of approximately $80,000, net of tax, related to the granting of SARS during the year ended December 31, 2006. As of December 31, 2006, total unvested compensation expense was approximately $433,000 (pre-tax) and will vest over 37 months.

A summary of the status of the Company's SARS as of December 31, 2006, is presented below:

                                                        December 31, 2006
--------------------------------------------------------------------------------
                                                                      Weighted
                                                                      average
                                                                      exercise
                                                       SARS             price
--------------------------------------------------------------------------------
Outstanding at beginning of year                     $      --       $      --

Granted                                                157,500           10.36

Forfeited                                               (5,250)          10.36

Exercised                                                   --              --
================================================================================

Outstanding at period end                              152,250       $   10.36
================================================================================

SARS exercisable at period end                              --              --

Weighted average fair value of
     SARs granted                                    $    3.69
================================================================================

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

(2) Strategic Business Combination

On January 1, 2005, Central Jersey Bancorp completed its strategic business combination transaction with Allaire Community Bank, a New Jersey state-chartered bank, pursuant to which Allaire Community Bank became a wholly-owned bank subsidiary of Central Jersey Bancorp. On the effective date of the combination, the name of the holding company was changed from Monmouth Community Bancorp to Central Jersey Bancorp. In addition, as part of the combination, each outstanding share of common stock of Allaire Community Bank was exchanged for one share of Central Jersey Bancorp common stock.

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
                                                     ========

The net deferred tax asset resulting from adjustments of net assets acquired, including the creation of the core deposit intangible, amounted to $72,000.

The computation of the purchase price, the allocation of the purchase price to net assets of Allaire Community Bank based on their respective values as of January 1, 2005 and the resulting amount of goodwill are presented below (dollars in thousands, except per share amounts):

Common shares outstanding of Allaire Community Bank                                1,996,140
Percentage exchanged for Central Jersey Bancorp common stock                             100%
                                                                                 -----------
Allaire common shares exchanged for Central Jersey Bancorp common stock            1,996,140
Exchange ratio                                                                          1.00
                                                                                 -----------
Central Jersey Bancorp common stock issued                                         1,996,140
Market price per share of Central Jersey Bancorp common stock                    $     19.94
                                                                                 -----------
Total purchase price of Allaire Community Bank                                        39,803
Total common stockholders' equity of Allaire Community Bank                           16,031
                                                                                 -----------
Excess of purchase price over carrying value of assets acquired                  $    23,772
Purchase accounting adjustments related to assets and liabilities acquired:
  Transaction costs                                                                    2,089
    Tax effect of transaction costs (at 34%)                                            (718)
  Securities held-to-maturity                                                            219
  Securities available-for-sale                                                          291
  Loans                                                                                 (388)
  Lease termination cost                                                                 766
  Buildings                                                                             (350)
  Time deposits                                                                          (16)
  Collateralized borrowings                                                                3
  Stock options                                                                        4,700
    Tax effect of fair value adjustments (at 34%)                                       (866)
  Core deposit intangible                                                             (3,785)
    Tax effect of core deposit intangible (at 34%)                                     1,512
                                                                                 -----------
Goodwill                                                                         $    27,229
                                                                                 ===========

The following table presents pro forma condensed combined consolidated financial information of the Company for the years presented as if the combination had taken place on January 1, 2004 (dollars in thousands, except per share data):

                                                        Year ended
                                                    December 31, 2004
           -------------------------------------------------------------
           Net interest income                           $  17,020
           Net income                                        2,494
           Basic earnings per share                           0.32
           Diluted earnings per share                         0.31

(3) Cash and Due from Banks

As of December 31, 2006, the Company was not required to maintain any reserve balances.

(4) Securities

The amortized cost, gross unrealized gains and losses, and estimated market value of investment securities held-to-maturity and securities available-for-sale at December 31, 2006 and 2005 are as follows (in thousands):

---------------------------------------------------------------------------------------------------------------------------
                                                      2006
---------------------------------------------------------------------------------------------------------------------------
                                                                                     Gross        Gross          Estimated
                                                               Amortized          unrealized    unrealized         market
                                                                  cost               gains        losses           value
---------------------------------------------------------------------------------------------------------------------------
Investment securities held-to-maturity:
Obligations of U.S. Government
     sponsored agencies                                         $  12,673          $      --     $     192        $  12,481
Mortgage-backed securities of U.S. Government
     sponsored agencies                                             8,147                 15           189            7,973
---------------------------------------------------------------------------------------------------------------------------
Total                                                           $  20,820          $      15     $     381        $  20,454
===========================================================================================================================
Investment securities available-for-sale:
Obligations of U.S. Government
     sponsored agencies                                         $  73,782          $      23     $   1,414        $  72,391
Mortgage-backed securities of U.S. Government
     sponsored agencies                                            23,642                 --           876           22,766
Other debt securities                                                 578                  2            --              578
---------------------------------------------------------------------------------------------------------------------------
Total                                                           $  98,000          $      25     $   2,290        $  95,735
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
                                                      2005
---------------------------------------------------------------------------------------------------------------------------
                                                                                     Gross        Gross          Estimated
                                                               Amortized          unrealized    unrealized         market
                                                                  cost               gains        losses           value
---------------------------------------------------------------------------------------------------------------------------
Investment securities held-to-maturity:
Obligations of U.S. Government
     sponsored agencies                                         $  12,657          $      --     $     312        $  12,345
Mortgage-backed securities of U.S. Government
     sponsored agencies                                             9,910                 37           234            9,713
---------------------------------------------------------------------------------------------------------------------------
Total                                                           $  22,567          $      37     $     546        $  22,058
===========================================================================================================================
Investment securities available-for-sale:
Obligations of U.S. Government
     sponsored agencies                                         $  85,272          $      --     $   2,355        $  82,917
Mortgage-backed securities of U.S. Government
     sponsored agencies                                            29,246                 --         1,092           28,154
Other debt securities                                                 102                  2            --              104
---------------------------------------------------------------------------------------------------------------------------
Total                                                           $ 114,620          $       2     $   3,447        $ 111,175
===========================================================================================================================

The amortized cost and estimated market value of investment securities held-to-maturity and debt securities available-for-sale at December 31, 2006 by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                               Estimated
                                                                Amortized        market
                                                                  cost           value
     ------------------------------------------------------------------------------------
     Investment securities held-to-maturity:
     Due in one year or less                                    $    2,000       $  1,982
     Due after one year through fifth year                           3,934          3,851
     Due after fifth year through tenth year                         8,774          8,602
     Due after tenth year                                            6,112          6,019
     ------------------------------------------------------------------------------------
     Total                                                      $   20,820      $  20,454
     ====================================================================================
     Investment securities available-for-sale:
     Due in one year or less                                    $    2,764      $   2,732
     Due after one year through fifth year                          43,625         42,262
     Due after fifth year through tenth year                        43,965         43,136
     Due after tenth year                                            7,646          7,605
     ------------------------------------------------------------------------------------
     Total                                                      $   98,000      $  95,735
     ====================================================================================

There were no security sales during 2006, 2005 and 2004. At December 31, 2006 and 2005, there were $107.3 million and $91.7 million, respectively, of investment securities pledged as collateral for short term borrowings, to secure public funds or for any other purposes required by law.

Gross unrealized losses on both securities held-to-maturity and securities available-for-sale and their related estimated fair values, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005, were as follows (in thousands):

-----------------------------------------------------------------------------------------------------------------------------
                                                Less than 12 months          12 months or more                 Total
                                              -------------------------------------------------------------------------------
                                                             Estimated                  Estimated                   Estimated
                 2006                          Unrealized      market    Unrealized       market      Unrealized      market
         Investment securities                   losses        value        losses         value        losses        value
-----------------------------------------------------------------------------------------------------------------------------
U.S. Government sponsored agencies               $    2       $   485       $1,604       $ 82,470       $1,606       $ 82,955
Mortgage-backed securities                           --            --        1,065         29,538        1,065         29,538
-----------------------------------------------------------------------------------------------------------------------------
Total                                            $    2       $   485       $2,669       $112,008       $2,671       $112,493
=============================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------
                                                Less than 12 months          12 months or more                 Total
                                              -------------------------------------------------------------------------------
                                                             Estimated                  Estimated                   Estimated
                 2005                          Unrealized      market    Unrealized       market      Unrealized      market
         Investment securities                   losses        value        losses         value        losses        value
-----------------------------------------------------------------------------------------------------------------------------
U.S. Government sponsored agencies               $1,553       $57,039       $1,114       $ 36,787       $2,667       $ 93,826
Mortgage-backed securities                          291        10,740        1,035         25,522        1,326         36,262
-----------------------------------------------------------------------------------------------------------------------------
Total                                            $1,844       $67,779       $2,149       $ 62,309       $3,993       $130,088
=============================================================================================================================

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

(5)  Loans

Loans at December 31, 2006 and 2005 are summarized as follows (in thousands):

                                                           2006         2005
-----------------------------------------------------------------------------
Commercial and industrial loans                          $ 35,476    $ 32,708
Real estate loans - commercial                            237,015     232,348
1-4 family real estate loans                                4,182       4,858
Home equity and second mortgages                           35,573      38,153
Consumer loans                                              2,857       2,054
-----------------------------------------------------------------------------
Subtotal                                                  315,103     310,121
Net deferred fees                                             219         222
Less allowance for loan losses                              3,229       3,175
-----------------------------------------------------------------------------
Net loans                                                $312,093    $307,168
=============================================================================
Loans held-for-sale                                      $    242    $  3,127
=============================================================================

A substantial portion of the Company's loans are secured by real estate and made to borrowers located in New Jersey, primarily in Monmouth County. Accordingly, as with most financial institutions in the Company's market area, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the market area.

Activity in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 is summarized as follows (in thousands):

                                                            2006        2005        2004
-------------------------------------------------------------------------------------------
Balance, beginning of year                               $  3,175     $  1,638    $  1,378
Allaire Community Bank combination                             --        1,203          --
Provision charged to expense                                  500          426         260
Charge-offs                                                  (455)         (92)         --
Recoveries                                                      9           --          --
-------------------------------------------------------------------------------------------
Balance, end of year                                     $  3,229     $  3,175    $  1,638
===========================================================================================
Ratio of allowance for loan losses to total loans            1.02%        1.02%       1.16%
===========================================================================================

At December 31, 2006, 2005 and 2004, the Company had non-accrual loans totaling $91,000, $79,000 and $128,000, respectively, and no impaired loans. There were no loans ninety days or greater past due and still accruing interest at December 31, 2006, 2005 and 2004. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $477, $6,365 and $9,475, for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, there were no commitments to lend additional funds to borrowers whose loans are non-accrual.

In the ordinary course of business to meet the financial needs of the Company's customers, the Company is party to financial instruments with off-balance sheet risk. These financial instruments include unused lines of credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The contract or notional amounts of these instruments express the extent of involvement the Company has in each category of financial instruments.

The Company's exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contract or notional amount of financial instruments which represent credit risk at December 31, 2006 and 2005 is as follows (in thousands):

                                                            2006        2005
         ----------------------------------------------------------------------
         Standby letters of credit                        $  1,478    $  1,289
         Outstanding loan and credit line commitments     $ 62,705    $ 66,333
         ----------------------------------------------------------------------

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party. The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers. All of Central Jersey Bank, N.A.'s outstanding standby letters of credit are performance standby letters within the scope of FASB Interpretation No. 45. These are irrevocable undertakings by Central Jersey Bank, N.A., as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation. Most of Central Jersey Bank, N.A.'s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments Central Jersey Bank, N.A. could be required to make equals the face amount of the letters of credit shown above. Central Jersey Bank, N.A.'s liability for performance standby letters of credit was insignificant at December 31, 2006.

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

At December 31, 2006 and 2005, loans to officers, directors and related parties amounted to approximately $4.5 million and $4.7 million, respectively. During the years ended December 31, 2006 and 2005, $93,000 and $3.9 million, respectively, in new loans to officers, directors and related parties were originated and repayments totaled approximately $289,000 and $4,000, respectively.

(6) Premises and Equipment

Premises and equipment at December 31, 2006 and 2005 are summarized as follows (in thousands):

                                                            2006          2005
      --------------------------------------------------------------------------
      Land                                                $  1,074     $  1,074
      Buildings and improvements                             1,374        1,382
      Leasehold improvements                                 3,615        3,551
      Equipment                                              3,899        3,746
      Auto                                                      50           78
      --------------------------------------------------------------------------
                                                            10,012        9,831
      Accumulated depreciation and amortization             (4,655)      (3,825)
      --------------------------------------------------------------------------
                                                          $  5,357     $  6,006
      ==========================================================================

Depreciation and amortization expense amounted to $842,000, $736,000 and $422,000 in 2006, 2005 and 2004, respectively.

(7)  Intangible Assets

Intangible assets at December 31, 2006 and 2005 are summarized as follows (in thousands):

                                                            2006          2005
      --------------------------------------------------------------------------
      Goodwill                                            $ 26,957     $ 27,229
      Core deposit intangible                                2,478        3,097
      --------------------------------------------------------------------------
      Total                                               $ 29,435     $ 30,326
      ==========================================================================

Amortization expense of intangible assets for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

                                                   2006        2005        2004
--------------------------------------------------------------------------------
Core deposit intangible amortization             $   619     $   688     $    --
================================================================================

Scheduled amortization of core deposit intangibles for each of the next five years is as follows (in thousands):

          --------------------------------------------------------
          2007                                         $       551
          2008                                                 482
          2009                                                 413
          2010                                                 344
          2011                                                 275

(8)  Deposits

Interest-bearing deposits at December 31, 2006 and 2005 consist of the following (in thousands):

                                                             2006       2005
          --------------------------------------------------------------------
          Savings, N.O.W. and money market accounts        $202,650   $173,993
          Certificates of deposit less than $100,000         75,842     67,813
          Certificates of deposit of $100,000 or more        65,303     74,451
          --------------------------------------------------------------------
          Total                                            $343,795   $316,257
          ====================================================================

At December 31, 2006, certificates of deposit mature as follows: 2007 - $120.9 million; 2008 - $18.8 million; 2009 - $1.2 million; 2010 - $94,000; and 2011 -
$68,000.

Interest expense on deposits for the years ended December 31, 2006, 2005 and 2004 is summarized as follows (in thousands):

                                                      2006      2005      2004
--------------------------------------------------------------------------------
Savings, N.O.W. and money market accounts            $ 4,762    $2,719    $1,275
Certificates of deposit                                5,998     3,896     1,561
--------------------------------------------------------------------------------
Total                                                $10,760    $6,615    $2,836
================================================================================

(9)  Borrowings

Borrowed funds at December 31, 2006 and 2005 are summarized as follows (in thousands):

                                                              2006          2005
          ----------------------------------------------------------------------
          Securities sold under repurchase agreements      $ 17,099     $  3,191
          FHLB line of credit                                    --       35,000
          ----------------------------------------------------------------------
          Total                                            $ 17,099     $ 38,191
          ======================================================================

Other borrowings were $17.1 million at December 31, 2006, as compared to $38.2 million at December 31, 2005. These borrowings, which are short term in nature, were used to fund loan growth during the years ended December 31, 2006 and 2005. Securities sold under repurchase agreements include wholesale borrowing arrangements as well as arrangements with deposit customers of Central Jersey Bank, N.A. to sweep funds into short-term borrowings. Central Jersey Bank, N.A. uses securities to pledge as collateral for the repurchase agreements. At December 31, 2006 and 2005, Central Jersey Bank, N.A. had unused lines of credit with the FHLB of $51.6 million and $22.6 million, respectively.

(10)  Subordinated Debentures

In March 2004, MCBK Capital Trust I, a special purpose business trust of Central Jersey Bancorp, issued an aggregate of $5.0 million of trust preferred securities to ALESCO Preferred Funding III, a pooled investment vehicle. Sandler O'Neill & Partners, L.P. acted as placement agent in connection with the offering of the trust preferred securities. The securities issued by MCBK Capital Trust I are fully guaranteed by Central Jersey Bancorp with respect to distributions and amounts payable upon liquidation, redemption or repayment. These securities have a floating interest rate equal to the three-month LIBOR plus 285 basis points, which resets quarterly. The securities mature on April 7, 2034 and may be called at par by Central Jersey Bancorp any time after April 7, 2009. These securities were placed in a private transaction exempt from registration under the Securities Act of 1933, as amended.

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of subordinated debentures from Central Jersey Bancorp. The subordinated debentures bear a variable interest rate equal to LIBOR plus 285 basis points. Although the subordinated debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp. At December 31, 2006, $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital. Central Jersey Bancorp used the proceeds it received from the subordinated debentures to support the general balance sheet growth of Central Jersey Bancorp and to help ensure that Central Jersey Bank, N.A. maintains the required regulatory capital ratios.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At December 31, 2006, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities. Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital. However, in the event that the trust preferred issues do not qualify as Tier I Capital, Central Jersey Bank, N.A. would remain well capitalized

(11) Income Taxes

Components of income tax expense for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

                                                       2006      2005      2004
--------------------------------------------------------------------------------
Current income tax expense:
          Federal                                    $ 1,640   $ 1,451    $ 815
          State                                          266       199      178
--------------------------------------------------------------------------------
                                                       1,906     1,650      993
--------------------------------------------------------------------------------

Deferred income tax expense (benefit)
          Federal                                       (386)     (145)    (185)
          State                                          (92)      (44)     (30)
--------------------------------------------------------------------------------
                                                        (478)     (189)    (215)
--------------------------------------------------------------------------------
                                                     $ 1,428   $ 1,461    $ 778
================================================================================

A reconciliation between the reported income taxes and income taxes which would be computed by applying the normal federal income tax rate of 34% to income before taxes follows (in thousands):

                                                       2006      2005     2004
--------------------------------------------------------------------------------
Federal income tax                                   $ 1,324   $ 1,392    $ 679
State income tax effect, net of federal tax effect       114       102       97
Bank-owned life insurance                                (37)      (38)      --
Meals and Entertainment                                    5         4        2
Other                                                     22         1       --
--------------------------------------------------------------------------------
Provision charged to expense                         $ 1,428   $ 1,461    $ 778
================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are as follows (in thousands):

                                                           2006           2005
--------------------------------------------------------------------------------
Deferred tax assets:
Allowance for loan losses                                 $ 1,273       $ 1,216
New Jersey NOL carry forwards                                  36            20
Allowance for uncollected interest                             38            25
Unrealized loss - securities available-for-sale               855         1,292
Net purchase accounting adjustments                           169            41
Bank accrual to cash                                           --             7
Depreciation                                                   82            --
AMA                                                             4            --
Stock options / SARS                                           51            --
Other                                                           3             4
--------------------------------------------------------------------------------
Gross deferred tax asset                                    2,511         2,605
Less: valuation reserve                                       (36)          (20)
--------------------------------------------------------------------------------
Deferred tax assets, net                                    2,475         2,585
--------------------------------------------------------------------------------

Deferred tax liabilities:
Deferred loan costs                                            95            26
Depreciation                                                   --            87
Discount accretion                                             11             4
Accrual to cash adjustment                                     --           141
--------------------------------------------------------------------------------
Gross deferred tax liabilities                                106           258
--------------------------------------------------------------------------------
Net deferred tax assets                                   $ 2,369       $ 2,327
================================================================================

Based upon current facts concerning taxes paid in the carryback period and projections of future taxable income, management has determined that it is more likely than not that the deferred tax assets will be realized, except for certain New Jersey net operating losses by Central Jersey Bancorp, and management has reserved against these deferred tax assets. However, there can be no assurances about the level of future earnings. There has been a change in the valuation allowance in 2006 related to the net operating losses of Central Jersey Bancorp of $16,000 as a result of the current year losses recognized by Central Jersey Bancorp. Central Jersey Bancorp has New Jersey net operating losses of $995,000 which begin to expire in 2007 and if unused, will completely expire, by 2013.

(12) Commitments and Contingencies

At December 31, 2006, the Company was obligated under non-cancelable lease agreements for 12 premises. The leases provide for increased rentals based upon increases in real estate taxes and the cost of living index. Minimum rental payments under the terms of these leases are as follows (in thousands):

                         2007                         $ 865
                         2008                           991
                         2009                           867
                         2010                           649
                         2011                           530
                         2012 and thereafter          1,311
                         ----------------------------------
                         Total                       $5,213
                         ==================================

Total rent expense was $769,000, $758,000 and $335,000 in 2006, 2005 and 2004,
respectively.

Litigation

Central Jersey Bank, N.A. may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business. Central Jersey Bank, N.A. may also have various commitments and contingent liabilities which are not reflected in the accompanying consolidated balance sheets.

Related Party Transactions

The Company leases administrative office space at 6 West End Court, Long Branch, New Jersey. Certain members of the board of directors of the Company hold an ownership interest in the leased property. The negotiations with respect to the leased space were conducted at arms-length and the lease amount to be paid by Central Jersey Bank, N.A. was determined by an independent appraiser to be at fair market value. Total lease payments for 2006, 2005 and 2004 were $55,000, $55,000 and $26,000, respectively.

(13)  Regulatory Matters

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

To be considered "well capitalized," an institution must generally have a leverage ratio (Tier 1 capital to total assets) of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. Management believes that, as of December 31, 2006, Central Jersey Bank, N.A. and Central Jersey Bancorp meet all capital adequacy requirements of their regulators. Further, the most recent regulatory notification categorized Central Jersey Bank, N.A. and Central Jersey Bancorp as well-capitalized under the prompt corrective action regulations.

The following is a summary of Central Jersey Bank, N.A.'s and Central Jersey Bancorp's actual capital amounts and ratios as of December 31, 2006 and 2005, compared to the minimum capital adequacy requirements and the requirements for classification as a "well-capitalized" institution (dollars in thousands):

                                                 Tier I                      Tier I
                                              Capital to                   Capital to                   Total Capital to
                                         Average Assets Ratio            Risk Weighted                    Risk Weighted
                                           (Leverage Ratio)               Asset Ratio                      Asset Ratio
                                           2006        2005          2006            2005             2006             2005
                                        -----------------------------------------------------------------------------------------
Central Jersey Bank, N.A.                  8.47%       7.85%        11.81%          10.57%           12.72%           11.48%

"Adequately capitalized" institution
(under federal regulations)                4.00%       4.00%         4.00%           4.00%            8.00%            8.00%

"Well capitalized" institution (under
federal regulations)                       5.00%       5.00%         6.00%           6.00%           10.00%           10.00%

                                                Tier I                       Tier I
                                              Capital to                   Capital to                   Total Capital to
                                         Average Assets Ratio            Risk Weighted                    Risk Weighted
                                           (Leverage Ratio)               Asset Ratio                      Asset Ratio
                                           2006         2005          2006            2005            2006             2005
                                        -----------------------------------------------------------------------------------------
Central Jersey Bank, N.A.                $ 41,547     $ 36,895     $  41,547       $  36,895       $  44,776        $  40,070

"Adequately capitalized" institution
(under federal regulations)                19,625       18,795        14,077          13,964          28,154           27,927

"Well capitalized" institution (under
federal regulations)                       24,531       23,493        21,116          20,945          35,194           34,909

                                                 Tier I                        Tier I
                                               Capital to                    Capital to                  Total Capital to
                                          Average Assets Ratio             Risk Weighted                   Risk Weighted
                                            (Leverage Ratio)                Asset Ratio                     Asset Ratio
                                           2006          2005           2006            2005           2006            2005
                                        -----------------------------------------------------------------------------------------
Central Jersey Bancorp                     8.38%        7.60%          11.71%          10.15%         12.62%          11.05%

"Adequately capitalized" institution
(under federal regulations)                4.00%        4.00%           4.00%           4.00%          8.00%           8.00%

"Well capitalized" institution (under
federal regulations)                       5.00%        5.00%           6.00%           6.00%         10.00%          10.00%

                                                 Tier I                        Tier I
                                               Capital to                    Capital to                  Total Capital to
                                          Average Assets Ratio             Risk Weighted                   Risk Weighted
                                            (Leverage Ratio)                Asset Ratio                     Asset Ratio
                                           2006          2005           2006            2005           2006            2005
                                        -----------------------------------------------------------------------------------------
Central Jersey Bancorp                   $ 41,110     $ 35,779       $  41,110       $  35,779       $  44,339      $  38,954

"Adequately capitalized" institution
(under federal regulations)                19,616       18,828          14,048          14,100          28,097         28,201

"Well capitalized" institution (under
federal regulations)                       24,520       23,535          21,073          21,150          35,121         35,251

(14) Benefit Plans

Stock Option Plan

In 2000, the Company established an Employee and Director Stock Option Plan (the "Plan"). The Plan currently provides for the granting of stock options to purchase in aggregate up to 1,458,605 shares of the Company's common stock, subject to adjustment for certain dilutive events such as stock distributions. During 2006 and 2005, no options were granted and, during 2004, 120,960 options were granted to directors of the Company. The options vest over a period of four years. Effective January 1, 2005, as a result of the combination with Allaire Community Bank, all outstanding options granted under the Plan became fully vested.

In addition, as a result of the combination with Allaire Community Bank, options to purchase 763,551 shares of Allaire Community Bank common stock were converted into options to purchase 763,551 shares of Central Jersey Bancorp common stock, all of which are fully vested.

A summary of the status of the Company's stock options as of and for the years ended December 31, 2006, 2005 and 2004 is presented below:

                                                2006                      2005                     2004
-------------------------------------------------------------------------------------------------------------------
                                                     Weighted                  Weighted                  Weighted
                                                      average                   average                   average
                                                     exercise                  exercise                  exercise
                                          Shares       price        Shares       price       Shares        price
-------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year        1,508,705      $5.25        816,446      $6.51       700,032      $ 5.76
-------------------------------------------------------------------------------------------------------------------
Allaire Community Bank
  combination                                  --         --        763,551       3.82            --          --

Granted                                        --         --             --         --       120,960       10.91

Forfeited                                 (39,228)      9.31           (865)      6.95        (3,998)       7.24

Exercised                                (107,762)      4.57        (70,427)      3.74          (548)       4.34
===================================================================================================================

Outstanding at end of year              1,361,715       5.18      1,508,705       5.25       816,446        6.51
===================================================================================================================

Options exercisable at year end         1,361,715       5.18      1,508,705       5.25       404,418        4.68

Weighted average fair value of
  options granted during the year                      $  --                     $  --                    $ 2.88
===================================================================================================================

No additional compensation expense is projected for future years on stock options outstanding at December 31, 2006.

The following table summarizes information about stock options outstanding at December 31, 2006:

                       Options Outstanding and Exercisable
                                December 31, 2006

---------------------------------------------------------------------------------------------
                                                    Weighted
                                                    average                    Range of
      Number                                       remaining                   exercise
    outstanding          Exercisable            contractual life                prices
---------------------------------------------------------------------------------------------
      540,860              540,860                45 Months                 $   3.00 - 3.74
      387,961              387,961                54 Months                 $   4.00 - 4.32
      166,163              166,163                69 Months                 $   5.40 - 5.86
      266,731              266,731                84 Months                 $   8.33 - 10.91

The aggregate intrinsic value for stock options outstanding and stock options exercisable at December 31, 2006 is $4.2 million for both, based upon a market price of $8.30 per share and a weighted average exercise price of $5.18 per share. The aggregate intrinsic value of options exercised during 2006, 2005 and 2004 was $701,000, $566,000 and $4,000, respectively.

The weighted average fair value of options granted during 2004 was $2.88 per option. There were no options granted during 2006 and 2005. The fair value of options granted in 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

         For the year ended December 31, 2004
         -----------------------------------------------------
         Expected dividend yield..............           0.00%
         Expected volatility..................          27.61%
         Risk-free interest rate..............           3.07%
         Expected option life.................       48 months

401(k) Plan

The Company has a 401(k) plan covering substantially all of its employees. The Company may contribute an amount equal to 100% of the first 3% of the employee deferral and then 50% of the next 2% of the employee deferral. The Company's matching contribution, if any, is determined by the Board of Directors in its sole discretion. The Company's aggregate contributions to the 401(k) Plan for 2006, 2005 and 2004 were $163,000, $152,000 and $63,000, respectively.

(15) Fair Value of Financial Instruments

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

Loans and Loans Held-for-Sale

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

Commitments to Extend Credit

The majority of Central Jersey Bank, N.A.'s commitments to extend credit carry current market rates if converted to loans. Therefore, the estimated fair value is approximated by the recorded deferred fee amounts. Such amounts are immaterial to the consolidated financial statements of the Company and, therefore, are not separately disclosed.

Deposit Liabilities

The fair value of demand, savings, N.O.W. and money market deposits is the amount payable on demand at December 31, 2006 and 2005. The fair value of certificates of deposit was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.

Subordinated Debentures

The fair value of the subordinated debentures is assumed to approximate book value since the securities are variable rate.

Borrowings

The fair value of borrowings is assumed to approximate book value since the borrowings are variable rate.

Limitations

Fair value estimates were made at December 31, 2006 and 2005, based upon pertinent market data and relevant information on each financial instrument. These estimates do not include any premium or discount that could result from an offer to sell the Company's entire holdings of a particular financial instrument or category thereof at one time. Since no market exists for a substantial portion of the Company's financial instruments, fair value estimates were necessarily based on judgments with respect to future loss experience, current economic conditions, risk assessments of various financial instruments involving a myriad of individual borrowers, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and other matters of significant judgment that must be applied, these fair value estimations cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates. Since these fair value approximations were made solely for the balance sheet financial instruments at December 31, 2006 and 2005, no attempt was made to estimate the value of anticipated future business or the value of non-financial statement assets or liabilities. Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

The estimated fair values of the Company's financial instruments at December 31, 2006 and 2005 are as follows (in thousands):

                                                     2006                     2005
                                                     ----                     ----
                                               Book         Fair         Book        Fair
                                               value        value        value       value
                                               -----        -----        -----       -----
Financial Assets:
Cash and cash equivalents                    $ 37,796     $ 37,796     $ 21,228     $ 21,228

Investment securities available-for-sale       95,735       95,735      111,175      111,175

Investment securities held-to-maturity         20,820       20,454       22,567       22,058
Loans, net                                    312,093      322,596      307,168      312,109

Loans held-for-sale                               242          242        3,127        3,232
Due from broker                                 3,527        3,527           --           --

Financial Liabilities:
Deposits                                      427,277      447,756      407,554      411,878

Other borrowings                               17,099       17,099       38,191       38,191

Subordinated debentures                      $  5,155     $  5,155     $  5,155     $  5,155
==============================================================================================

(16) Condensed Financial Statements of Central Jersey Bancorp (Central Jersey Bancorp only)

The following information with respect to Central Jersey Bancorp (parent company only) should be read in conjunction with the notes to the consolidated financial statements (in thousands):

          Balance Sheets                                         2006           2005
          ------------------------------------------------------------------------------
          Assets:
          Investment in subsidiary                            $   72,252     $   69,357
          ------------------------------------------------------------------------------
               Total assets                                       72,252         69,357
          ------------------------------------------------------------------------------

          Liabilities:
          Other liabilities                                          193            271
          Subordinated debentures                                  5,155          5,155
          ------------------------------------------------------------------------------
               Total liabilities                                   5,348          5,426
          ------------------------------------------------------------------------------

          Shareholders' Equity:
          Common stock                                                83             82
          Additional paid-in capital                              60,505         59,999
          Retained earnings                                        6,316          3,850

          ------------------------------------------------------------------------------
               Total shareholders' equity                     $   66,904     $   63,931
          ------------------------------------------------------------------------------

          ------------------------------------------------------------------------------
               Total liabilities and shareholders' equity     $   72,252     $   69,357
          ==============================================================================

          Statements of Income                                    2006          2005          2004
          --------------------------------------------------------------------------------------------
          Equity in undistributed earnings of the bank
              subsidiary                                      $    2,895     $    2,972     $   1,411
          Interest expense on subordinated debt                     (429)          (340)         (193)
          --------------------------------------------------------------------------------------------
          Net income                                          $    2,466     $    2,632     $   1,218
          ============================================================================================

          Statements of Cash Flows                                                  2006          2005           2004
          ---------------------------------------------------------------------------------------------------------------
          Cash Flow From Operating Activities
          ---------------------------------------------------------------------------------------------------------------
          Net income                                                             $    2,466    $    2,632      $   1,218
          Less equity in undistributed earnings of the bank
              subsidiary                                                             (2,895)       (2,972)        (1,411)
          (Decrease) increase in other liabilities                                      (78)           78            193
          ---------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                        (507)         (262)            --
          ---------------------------------------------------------------------------------------------------------------

          ---------------------------------------------------------------------------------------------------------------
          Cash Flow From Investing Activities
          ---------------------------------------------------------------------------------------------------------------
          Capital contribution from bank subsidiary                                      --            --              1
          Advance to subsidiary                                                          --            --         (5,155)
          ---------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                          --            --         (5,154)
          ---------------------------------------------------------------------------------------------------------------

          ---------------------------------------------------------------------------------------------------------------
          Cash Flow From Financing Activities
          ---------------------------------------------------------------------------------------------------------------
          Proceeds from issuance of common stock, net                                   507           262              3
          Fractional shares paid in cash                                                 --            --             (4)
          Proceeds from issuance of subordinated debt                                    --            --          5,155
          ---------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                     507           262          5,154
          ---------------------------------------------------------------------------------------------------------------

          ---------------------------------------------------------------------------------------------------------------
          Cash and cash equivalents at beginning of period                               --            --             --
          ---------------------------------------------------------------------------------------------------------------
          Cash and cash equivalents at the end of period                         $       --    $       --      $      --
          ===============================================================================================================

Non cash investing activities:
     Fair value of assets acquired in Allaire Community Bank combination         $       --    $  201,820      $      --
     Goodwill and core deposit intangible resulting from Allaire Community
      Bank combination                                                           $       --    $   31,014      $      --
     Liabilities assumed in Allaire Community Bank combination                   $       --    $  186,528      $      --
     Common stock issued in Allaire Community Bank combination                   $       --    $   39,803      $      --

(17)  Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 156, Accounting for Servicing of Financial Assets. Prior thereto, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, established, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because SFAS No. 156 permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective in the first fiscal year beginning after September 15, 2006 with earlier adoption permitted. Accordingly, Central Jersey Bancorp's adoption of SFAS No. 156 on January 1, 2007 did not have a material impact on its consolidated financial statements.

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

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, Central Jersey Bancorp's adoption of FIN 48 on January 1, 2007 did not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in U.S. Generally Accepted Accounting Principles, and enhances disclosures about fair value measurements. This Statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Earlier application is encouraged, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force ("EITF") of the FASB discussed public comments received on two issues: (1) EITF Issue No. 06-4 Accounting for Deferred Compensation and Post-Retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and (2) EITF Issue 06-5, Accounting for Purchases of Life Insurance -- Determining the Amount that could be Realized in Accordance with FASB Technical Bulletin 85-4 (Accounting for Purchases of Life Insurance). On September 7, the EITF agreed to clarify certain points based on public comments. The EITF reached a consensus that an employer should recognize a liability for future benefits under FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion No. 12, Omnibus Opinion - 1967, for an endorsement split-dollar life insurance arrangement subject to the EITF Issue No. 06-4. This liability is to be based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. Early adoption is permitted as of the beginning of an entity's fiscal year. Entities should recognize the effects of applying the consensus on this issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption. Retrospective application to all prior periods is permitted. The Company is evaluating the impact of adoption of EITF 06-4, on its consolidated financial statements.

The Securities and Exchange Commission released SEC Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, in September 2006. SAB No. 108 requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current-year financial statements. SAB No. 108 does not change the staff's previous guidance on evaluating the materiality of errors. SAB No. 108 allows registrants to record the effect of adopting the guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported as of the beginning of the first fiscal year ending after November15, 2006. The Company's adoption of SAB No. 108 at December 31, 2006 did not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Under this Statement, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, are not met.

SFAS No. 159 is effective for years beginning after November 15, 2007. Early adoption by the Company within 120 days of the beginning of the Company's 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS No. 157. If the Company does not elect early adoption of SFAS No. 159, the Company will be required to adopt the provisions of SFAS No. 159, as applicable, beginning January 1, 2008. The Company is evaluating the impact of the adoption of SFAS No. 159 on its consolidated financial statements.

(18) Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2006 and 2005, respectively.

                                                          2006 Quarter Ended
                                        -------------------------------------------------------
                                         March 31       June 30      September 30   December 31
                                        ----------     ----------    ------------   -----------
                                             (dollars in thousands, except per share data)
Interest income                         $    7,064     $    7,321     $    7,444     $    7,590
Interest expense                             2,799          2,979          3,225          3,453
                                        ----------     ----------     ----------     ----------

      Net interest income                    4,265          4,342          4,219          4,137
Provision for loan losses                       51             97            318             34
                                        ----------     ----------     ----------     ----------

      Net interest income after
          provision for loan losses          4,214          4,245          3,901          4,103

Non-interest income                            480            423            422            415
Non-interest expense                         3,541          3,594          3,647          3,527
                                        ----------     ----------     ----------     ----------

Income before income taxes                   1,153          1,074            676            991
      Income taxes                             428            399            239            362
                                        ----------     ----------     ----------     ----------
Net income                              $      725     $      675     $      437     $      629
                                        ==========     ==========     ==========     ==========

Earnings per share:

Basic                                   $     0.09     $     0.08     $     0.05     $     0.08
                                        ==========     ==========     ==========     ==========

Diluted                                 $     0.08     $     0.08     $     0.05     $     0.07
                                        ==========     ==========     ==========     ==========

Weighted average shares
    outstanding:

Basic                                    8,200,301      8,262,545      8,262,545      8,254,553
                                        ==========     ==========     ==========     ==========
Diluted                                  8,811,495      8,738,853      8,720,859      8,695,888
                                        ==========     ==========     ==========     ==========

                                                          2005 Quarter Ended
                                        -------------------------------------------------------
                                         March 31        June 30     September 30   December 31
                                        ----------     ----------    ------------   -----------
                                              (dollars in thousands, except per share data)

Interest income                         $    5,815     $    6,060     $    6,311     $    6,761
Interest expense                             1,479          1,706          1,981          2,336
                                        ----------     ----------     ----------     ----------

      Net interest income                    4,336          4,354          4,330          4,425
Provision for loan losses                      100             79             36            211
                                        ----------     ----------     ----------     ----------

      Net interest income after
          provision for loan losses          4,236          4,275          4,294          4,214

Non-interest income                            345            369            423            487
Non-interest expense                         3,626          3,689          3,703          3,532
                                        ----------     ----------     ----------     ----------

Income before income taxes                     955            955          1,014          1,169
      Income taxes                             345            345            361            410
                                        ----------     ----------     ----------     ----------
Net income                              $      610     $      610     $      653     $      759
                                        ==========     ==========     ==========     ==========

Earnings per share:

Basic                                   $     0.08     $     0.07     $     0.08     $     0.09
                                        ==========     ==========     ==========     ==========

Diluted                                 $     0.07     $     0.07     $     0.07     $     0.09
                                        ==========     ==========     ==========     ==========

Weighted average shares
    outstanding:

Basic                                    8,112,581      8,132,393      8,152,734      8,168,444
                                        ==========     ==========     ==========     ==========
Diluted                                  8,881,893      8,882,612      9,054,811      8,864,427
                                        ==========     ==========     ==========     ==========

                                INDEX OF EXHIBITS

Exhibit No.                         Description of Exhibit
-----------                         ----------------------

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

10.2 Indenture between Registrant and Wilmington Trust Company, dated March 25, 2004 (Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.3 Amended and Restated Declaration of Trust of MCBK Capital Trust I, dated March 25, 2004 (Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.4 Guarantee Agreement by Registrant and Wilmington Trust Company, dated March 25, 2004 (Incorporated by reference to Exhibit 12 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003).

10.5* Change of Control Agreement, dated as of August 1, 2006, between the Registrant and Robert S. Vuono (Incorporated by reference to Exhibit 10.12 to the Registrant's Current Report on Form 8-K, dated August 1, 2006).

10.5.1* Amendment No. 1 to Change of Control Agreement, dated as of February 21, 2007, between the Registrant and Robert S. Vuono.

10.6* Change of Control Agreement, dated as of January 1, 2005, between the Registrant and Robert K. Wallace (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.7* Severance Agreement, dated as of January 1, 2005, between the Registrant and Carl F. Chirico (Incorporated by reference to
              Exhibit 10.9 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004).

10.8* Change of Control Agreement, dated as of August 1, 2006, between the Registrant and James S. Vaccaro (Incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K, dated August 1, 2006).

10.8.1* Amendment No. 1 to Change of Control Agreement, dated as of February 21, 2007, between the Registrant and James S. Vaccaro.

10.9* Change of Control Agreement, dated as of August 1, 2006, between the Registrant and Anthony Giordano, III (Incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K, dated August 1, 2006).

10.9.1* Amendment No. 1 to Change of Control Agreement, dated as of February 21, 2007, between the Registrant and Anthony Giordano, III.

10.10* Change of Control Agreement, dated as of February 21, 2007, between the Registrant and Thomas J. Garrity.

10.11* Change of Control Agreement, dated as of February 21, 2007, between the Registrant and Lisa A. Borghese.

10.12 Registrant's 2005 Equity Incentive Plan (Incorporated by reference to exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

14.1 Chief Executive and Senior Financial Officer Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31,
              2003).

21.1          Subsidiaries of the Registrant.

23.1 Consent of KPMG LLP, as to the Registrant's consolidated financial statements for the years ended December 31, 2006, 2005 and 2004.

31.1          Section 302 Certification of Chief Executive Officer.

31.2          Section 302 Certification of Chief Financial Officer.

32.1          Certification  of Chief  Executive  Officer  pursuant to 18 U.S.C.
              Section 1350.

32.2          Certification  of Chief  Financial  Officer  pursuant to 18 U.S.C.
              Section 1350.

------------------------------------
*Constitutes a management contract.