Form 10-K/A
period 2006-12-31
CENTRAL JERSEY BANCORP
filed 2007-04-30
CIK 1172353

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

                                                 (Title of class)
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

         None.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
                -------------------------------------------------

         Certain information included in this Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") to the Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 15, 2007 (the "Form 10-K"), and other filings of the Registrant under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as information communicated orally or in writing between the dates of such filings, contains or may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the effect of governmental regulation on Central Jersey Bank, N.A., a nationally chartered commercial bank and wholly-owned subsidiary of the Registrant, the availability of working capital, the cost of personnel and the competitive markets in which Central Jersey Bank, N.A. operates.

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

                                EXPLANATORY NOTE
                                ----------------

         We are filing this Amendment No. 1 to our Form 10-K to include the information required to be disclosed in Part III thereof. As required by Rule 12b-15 of the Exchange Act, new certifications by our principal executive officer and principal financial officer are being filed as exhibits herewith, and as such, we have also included Item 15. "Exhibits and Financial Statement Schedules" as part of this Amendment No. 1. As further required by Rule 12b-15, this Amendment No. 1 sets forth the complete text of each item as amended.

         This Amendment No. 1 does not affect any other section of the Form 10-K not otherwise discussed herein and continues to speak as of the date of the Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Registrant's other filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

                                    PART III

Item 10.     Directors, Executive Officers and Corporate Governance

         The name, age, current position and biographical information of each executive officer of Central Jersey Bancorp is set forth below:

Name and Address             Age      Capacities in Which Served
----------------             ---      --------------------------
James S. Vaccaro              50      President and Chief Executive Officer
Robert S. Vuono               57      Senior Executive Vice President, Chief
                                      Operating Officer and Secretary

Anthony Giordano, III         41      Executive Vice President, Chief Financial
                                      Officer, Treasurer and Assistant Secretary

Biographical Information

         For the biographical information for James S. Vaccaro and Robert S. Vuono, see "Board of Directors," below.

         Anthony Giordano, III has served as the Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of Central Jersey Bancorp since January 1, 2005. Prior to the consummation of the combination of Central Jersey Bancorp and Allaire Community Bank on January 1, 2005, he served as an Executive Vice President and the Chief Financial Officer and Treasurer and Secretary of Monmouth Community Bancorp (the predecessor to Central Jersey Bancorp) since May 1998. Mr. Giordano has also served in various capacities for Central Jersey Bank, N.A. (formerly Monmouth Community Bank, N.A.) since May 1998, and currently serves as its Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary. Mr. Giordano has 19 years of financial analysis and accounting experience in the banking industry. Prior to joining Central Jersey Bank, N.A., Mr. Giordano was employed by PNC Bank (formerly Midlantic Bank), where he served as Real Estate Banking Officer from 1996 to 1998 and Senior Accountant/Financial Analyst from 1994 to 1996. From 1988 to 1994, Mr. Giordano served in various positions at Shadow Lawn Savings Bank, including Budget and Financial Planning Manager and Financial Analyst. Mr. Giordano currently serves as a member of the Board of Directors of Scivanta Medical Corporation, a publicly traded company which focuses on the development and acquisition of medical devices and products, and is the Chairman of Scivanta Medical Corporation's Audit Committee. Mr. Giordano received a Masters of Business Administration from Monmouth University in 1992 and a Bachelor of Science degree in finance from Kean University in 1987. Mr. Giordano graduated from the Real Estate Institute at Monmouth University in 2000. Mr. Giordano has served on the Long Branch City Council since 1994.

Board of Directors

         The name, age, principal occupation or employment and biographical information of each member of the Board of Directors of Central Jersey Bancorp is set forth below:

Name and Address                 Age   Principal Occupation or Employment
----------------                 ---   ----------------------------------
James G. Aaron, Esq.             62    Partner of Ansell, Zaro, Grimm & Aaron
Mark R. Aikins, Esq.             47    Managing Member of Mark R. Aikins, L.L.C.
Nicholas A. Alexander, C.P.A.    68    Retired Partner of KPMG LLP
John A. Brockriede               72    Businessman
George S. Callas                 74    Chairman of the Board of Central Jersey
                                       Bancorp and President of Allaire Capital
                                       Corp.
James P. Dugan                   77    Of Counsel to Waters, McPherson, McNeill,
                                       P.C.
M. Claire French                 68    Monmouth County Clerk
William H. Jewett                76    President of Ecumenical Capital
Paul A. Larson, Jr.              57    President Larson Ford-Suzuki
John F. McCann                   69    Retired Group President of Salomon Smith
                                       Barney
Carmen M. Penta, C.P.A.          62    Partner of Amper, Politziner & Mattia,
                                       P.C.
Mark G. Solow                    58    Co-founder of GarMark Advisors, L.L.C.
James S. Vaccaro                 50    President and Chief Executive Officer of
                                       Central Jersey Bancorp
Robert S. Vuono                  57    Senior Executive Vice President, Chief
                                       Operating Officer and Secretary of
                                       Central Jersey Bancorp

         There are no family relationships among the director and executive officers of Central Jersey Bancorp. None of the directors or executive officers of Central Jersey Bancorp are directors of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, except for Anthony Giordano, III, who serves as a director of Scivanta Medical Corporation (SCVM.PK).

         Each director of Central Jersey Bancorp also serves as a member of the Board of Directors of Central Jersey Bank, N.A.

Biographical Information

         James G. Aaron is a Partner in the law firm of Ansell, Zaro, Grimm & Aaron located in Ocean Township, New Jersey. Mr. Aaron Chairs the firm's Commercial Litigation, Municipal Law and Bankruptcy Practice Department. Mr. Aaron is licensed to practice law in the State of New Jersey, the United States District Court for the District of New Jersey and the United States District Court for the Eastern District of New York. Mr. Aaron also is licensed to practice before the United States Court of Claims. Mr. Aaron presently serves as the city attorney for the City of Long Branch, as redevelopment counsel for the City of Asbury Park and is a member of the Monmouth County and New Jersey State Bar Associations. He is also presently serving as a Commissioner of the New Jersey State Racing Commission. Mr. Aaron formerly served on the Advisory Board of the Jersey Shore Bank and has represented Colonial First National Bank, Midlantic/Merchants National Bank, Commerce Bank, Fidelity Union Bank and Monmouth County National Bank. Mr. Aaron received his B.A. degree from Dickinson College in Carlisle, Pennsylvania and his J.D. degree from New York University School of Law. Mr. Aaron has served as a member of the Board of Directors of Central Jersey Bancorp since January 1, 2005. Prior to the consummation of the combination of Central Jersey Bancorp and Allaire Community Bank on January 1, 2005, he served as a member of the Board of Directors of Monmouth Community Bancorp since its inception. Mr. Aaron also has served as a member of the Board of Directors of Central Jersey Bank, N.A. since its inception. Mr. Aaron resides in West Long Branch, New Jersey.

         Mark R. Aikins is the Managing Member of Mark R. Aikins, L.L.C., a law firm located in Wall Township, New Jersey. Mr. Aikins is licensed to practice law in the State of New Jersey and is a member of the Monmouth County and New Jersey State Bar Associations. His practice includes commercial matters, real estate and municipal law. He served as the President of the Monmouth-Ocean Development Council from 1996 to 1998 and currently serves as a trustee of the Rumson Country Day School. Mr. Aikins formerly served as Chairman of the Board of Trustees of the Monmouth Museum and as a member of the Advisory Board of Summit Bank. Mr. Aikins is a member and former director of the Deal Golf and Country Club and has volunteered time for Habitat for Humanity of Long Branch, Inc. and The Battleship New Jersey Foundation. He received two Bachelor of Arts degrees from Brown University and a law degree from Seton Hall University School of Law. Mr. Aikins has served as a member of the Board of Directors of Central Jersey Bancorp since January 26, 2006. Prior to the consummation of the combination of Central Jersey Bancorp and Allaire Community Bank on January 1, 2005, he served as a member of the Board of Directors of Monmouth Community Bancorp since its inception. Mr. Aikins also has served as a member of the Board of Directors of Central Jersey Bank, N.A. since its inception. Mr. Aikins resides in Rumson, New Jersey.

         Nicholas A. Alexander is a retired partner of KPMG LLP. Mr. Alexander's career with KPMG spanned a total of 35 years. He is a certified public accountant in the State of New

Jersey, a member of The American Institute of Certified Public Accountants, and a member of the New Jersey State Society of Certified Public Accountants. Mr. Alexander received his undergraduate degree in accounting from King's College. Mr. Alexander has served as a member of the Board of Directors of Central Jersey Bancorp since January 1, 2005. Prior to the consummation of the combination of Central Jersey Bancorp and Allaire Community Bank on January 1, 2005, he served as a member of the Board of Directors of Monmouth Community Bancorp since its inception. Mr. Alexander also has served as a member of the Board of Directors of Central Jersey Bank, N.A. since its inception. Mr. Alexander resides in Rumson, New Jersey.

         John A. Brockriede is a local businessman who has owned and participated in various businesses in the Long Branch area for over 40 years. His business holdings include ownership and operation of restaurants, apartment buildings, an automobile agency, shopping centers, and commercial office space. Mr. Brockriede also has over twenty-five years of banking experience, having been one of the founders of Jersey Shore Bank. Mr. Brockriede also served as a director of Jersey Shore Bank and its successor banks, National State Bank and Constellation Bancorp. Mr. Brockriede is a member of the Board of Trustees of Monmouth Medical Center, the Board of Directors of the Juvenile Diabetes Research Foundation, the Board of Trustees of VNA of Central Jersey Community Services, Inc. and serves as a Commissioner of the Long Branch Sewerage Authority. Mr. Brockriede has served as a member of the Board of Directors of Central Jersey Bancorp since January 1, 2005. Prior to the consummation of the combination of Central Jersey Bancorp and Allaire Community Bank on January 1, 2005, he served as a member of the Board of Directors of Monmouth Community Bancorp since its inception and served as the Vice-Chairman of such Board until December 31, 2004. Mr. Brockriede also has served as a member of the Board of Directors of Central Jersey Bank, N.A. since its inception. Mr. Brockriede resides in Long Branch, New Jersey.

         George S. Callas has served as Chairman of the Board of Central Jersey Bancorp and Central Jersey Bank, N.A. since January 1, 2005. Prior to the consummation of the combination of Central Jersey Bancorp and Allaire Community Bank on January 1, 2005, he served as the Chairman of the Board of Allaire Community Bank. Mr. Callas is a retired businessman, governmental official and educator and has owned, operated and participated in various businesses for over 40 years, including restaurants, nursing homes, real estate and wireless television stations. He assisted in the organization of Allaire State Bank, located in Wall Township, New Jersey, and served as the Vice Chairman of the Board of Directors and Vice President of such bank. Mr. Callas served as a member of the Board of Directors of National Community Bank of New Jersey. Mr. Callas also served in the Department of Community Affairs of the State of New Jersey and as the former Business Administrator of the City of New Brunswick and the Township of Jackson, former Director of the Monmouth County Employment and Training Agency, former Executive Director of the New Jersey State Senate, and former head of the Business Advocacy Division of the New Jersey Department of Commerce and Economic Development. Mr. Callas was also an educator of science, math and high school history, a college admission counselor and a college instructor in economics, political science and public administration. Mr. Callas was involved in many civic groups throughout his career. Mr. Callas resides in Brielle, New Jersey.

         James P. Dugan is Of Counsel to the law firm of Waters, McPherson, McNeill, P.C. of Secaucus, New Jersey. He is admitted to practice law before the United States Supreme Court, the Supreme Court of New Jersey and the Court of Appeals, State of New York. He is Chairman of the Board of Directors of the Automobile Association of America North Jersey. Mr. Dugan served in the United States Marine Corps and was discharged with the rank of Captain. He was former New Jersey State Democratic Committee Chairman, member of the Democratic National Committee, and served eight years as a New Jersey State Senator. Mr. Dugan has served as a member of the Board of Directors of Central Jersey Bancorp since January 26, 2006. Prior to the consummation of the combination of Central Jersey Bancorp and Allaire Community Bank on January 1, 2005, he served as a member of the Board of Directors of Allaire Community Bank since its inception. Mr. Dugan also has served as a director of Central Jersey Bank, N.A. since January 1, 2005. Mr. Dugan resides in Saddle River, New Jersey.

         M. Claire French currently serves as the Monmouth County Clerk and served as the former Vice Chairman of the State Local Finance Board from 1996 to 2002. Mrs. French presided over the Monmouth County Improvement Authority from 1986 to 1996 and served as the Mayor of Wall Township or as Committee Woman thereof from 1979 to 1986. She is a former member of the Meridian Hospital System and currently serves as Chair of Meridian Hospital System's Government and Community Relations Committee. Mrs. French is also a member of the Boards of Directors of InfoAge Learning Center and Central Jersey Blood Bank. She is active in many of the Chambers of Commerce located in Ocean and Monmouth Counties, New Jersey, and is Treasurer of the Route 34 Business Group. Mrs. French served on both the Wall Township and Monmouth County Planning Boards and was President of her State Association of Constitutional Officials. She was a charter member of the Wall Township Foundation for Educational Excellence and was a former Regional Director for Bank of New York. Mrs. French has served as a member of the Board of Directors of Central Jersey Bancorp since January 1, 2005. Prior to the consummation of the combination of Central Jersey Bancorp and Allaire Community Bank on January 1, 2005, she served as a member of the Board of Directors of Allaire Community Bank since 1997. Mrs. French also has served as a director of Central Jersey Bank, N.A. since January 1, 2005. Mrs. French resides in Wall Township, New Jersey.

         William H. Jewett has been the President of Ecumenical Capital, Brielle, New Jersey since 1995. He was Chief Financial Officer of the Synod of the Mid-Atlantics and the Synod Foundation for fourteen years (1978 to 1992), Treasurer of the New Jersey Council of Churches for twelve years (1978 to 1990), and Chairman of Development for the Classis of New Brunswick for six years (1971 to 1977). He is a past President of Synod of the Mid-Atlantics, the Classis of New Brunswick and the Shore Area Council of Churches. He was elected Chaplain of the New Jersey State Senate for three terms, and served as Chairman of the Juvenile Conference Committee of the Domestic Relations Court of Monmouth County. He is a life member of the Association of Individual Investors, and is active in Rotary International. Reverend Jewett earned his M.B.A. at the Wharton School of Finance and Commerce, University of Pennsylvania and his Master of Divinity at New Brunswick Theological Seminary (Rutgers). Reverend Jewett has served as a member of the Board of Directors of Central Jersey Bancorp since January 1, 2005. Prior to the consummation of the combination of Central Jersey Bancorp and Allaire Community Bank on January 1, 2005, he served as the Vice Chairman of the Board of Directors of Allaire Community Bank. Reverend Jewett also has served as a director of Central Jersey Bank, N.A. since January 1, 2005. Reverend Jewett resides in Brielle, New Jersey.

         Paul A. Larson, Jr. is the President of Larson Ford-Suzuki, Lakewood, New Jersey and past Chairman of the New Jersey Coalition of Automotive Retailers. He is the past President of the Ocean County Auto Dealers Association, the past President and Director of Shore Area YMCA, a former member of the Summit Bank Advisory Board, and President of the New Jersey Employers Association. He also served as Treasurer, Secretary and Membership Chairman at Manasquan River Golf Club and Secretary for the Haystack Club. Mr. Larson has volunteered much of his time as: a member of the Wall Township Board of Adjustment; a Vice President of Shelter Inc.; the SME Chairman for the Thunderbird District of the Monmouth County Boy Scouts; a member of the Lakewood Athletic Foundation; a Vice President of the Wall Foundation for Educational Excellence and the Treasurer of the Wall Township Football Club. He earned his degree in Business Administration from Northwood University, Michigan. He has served as a member of the Board of Directors of Central Jersey Bancorp since January 1, 2005. Prior to the consummation of the combination of Central Jersey Bancorp and Allaire Community Bank on January 1, 2005, he served as a member of the Board of Directors of Allaire Community Bank since its inception. Mr. Larson also has served as a director of Central Jersey Bank, N.A. since January 1, 2005. Mr. Larson resides in Wall Township, New Jersey.

         John F. McCann is retired from a 29-year career in the securities industry, most recently with Salomon Smith Barney where he served in various capacities including Group President and Senior Executive Vice President. Mr. McCann is a former member of the Boards of Directors of the financial services firms of Shearson American Express and Robinson Humphrey. Mr. McCann has served as a member of the Board of Directors of Central Jersey Bancorp since January 1, 2005. Prior to the consummation of the combination of Central Jersey Bancorp and Allaire Community Bank on January 1, 2005, he served as a member of the Board of Directors of Monmouth Community Bancorp since its inception. Mr. McCann also has served as a member of the Board of Directors of Central Jersey Bank, N.A. since its inception. Mr. McCann resides in Rumson, New Jersey.

         Carmen M. Penta, a Certified Public Accountant, is a partner in the firm of Amper, Politziner & Mattia, P.C., Certified Public Accountants and Consultants. Prior thereto, Mr. Penta was a partner in the accounting firm of Wiener, Penta & Goodman, P.C. Mr. Penta's primary sphere of influence is in Monmouth and Ocean counties, where his expertise includes tax matters, the specialized needs of medical professionals, national restaurant franchises, hotel, motel and recreational properties, and nursing homes and related government agencies. Mr. Penta's extensive expertise has allowed him to build a significant client base. He has spent most of his life in eastern Monmouth County. He attended Long Branch High School, Penn State University and received a B.S. degree from Monmouth University. He is a former member of the Congressional Award Council, a past member of the Advisory Board of Jersey Shore Bank, past Assistant Treasurer for the Long Branch Ronald McDonald House and served on the Board of the West Long Branch Sports Association. He is also a member of the New Jersey Society of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. Penta has served as a member of the Board of Directors of Central Jersey Bancorp since January 26, 2006. Prior to the consummation of the combination of Central Jersey Bancorp and Allaire Community Bank on January 1, 2005, he served as a member of the Board of Directors of

Monmouth Community Bancorp since its inception. Mr. Penta also has served as a member of the Board of Directors of Central Jersey Bank, N.A. since its inception. Mr. Penta resides in West Long Branch, New Jersey.

         Mark G. Solow is a co-founder of GarMark Advisors, LLC, a firm which manages funds for mezzanine investments in connection with leveraged buyouts, corporate recapitalizations and growth financings. He is also a general partner in and senior advisor for Crystal Ridge Partners, LLC, a firm which manages funds for equity investments in middle market companies. Prior to the formation of GarMark Advisors, LLC, Mr. Solow was a Senior Executive Vice President at Chemical Banking Corporation and a member of its twelve person Management Committee. At Chemical Banking Corporation, Mr. Solow was in charge of global investment banking and corporate and multinational banking in North America, Western Europe and Asia. In addition, he was Senior Credit Officer for the United States, Canada, Western Europe and Asia. Mr. Solow received his B.S. and M.B.A. degrees from Bowling Green University. Mr. Solow has served as a member of the Board of Directors of Central Jersey Bancorp since January 1, 2005. Prior to the consummation of the combination of Central Jersey Bancorp and Allaire Community Bank on January 1, 2005, he served as a member of the Board of Directors of Monmouth Community Bancorp since its inception. Mr. Solow also has served as a member of the Board of Directors of Central Jersey Bank, N.A. since its inception. Mr. Solow is also a director of Penske Transportation Components, a company controlled by Roger Penske. Mr. Solow resides in Manasquan, New Jersey.

         James S. Vaccaro has served the President and Chief Executive Officer and a member of the Boards of Directors of Central Jersey Bancorp since January 1, 2005. Prior to the consummation of the combination of Central Jersey Bancorp and Allaire Community Bank, N.A. on January 1, 2005, he served as Chairman of the Board of Monmouth Community Bancorp since its inception. Mr. Vaccaro also served as the Chief Executive Officer of Central Jersey Bank, N.A. since April 3, 2000 and the Chief Executive Officer of Monmouth Community Bancorp since its inception. Mr. Vaccaro served in various management capacities in the health care field from 1995 through 2000. Mr. Vaccaro has significant experience in the banking industry. He was a member of the Board of Directors, Executive Vice President and Chief Financial Officer of The Central Jersey Bank & Trust Co., and, prior to his affiliation with The Central Jersey Bank & Trust Co., was a Manager of the Asset Services Division of Citibank, N.A. Mr. Vaccaro serves as Chair of the Board of Trustees of Monmouth Medical Center; is a member of the Board of Trustees of Monmouth Medical Center Foundation; is Chairman of the Business Council of Monmouth University; is a member of the Board of Trustees of VNA of Central Jersey Community Services, Inc.; is a member of the Board of Directors of the New Jersey Repertory Company; is a member of the Advisory Council of Interfaith Neighbors and is a member of the leadership cabinet of Prevention First. Mr. Vaccaro received his B.A. degree from Ursinus College and an advanced degree from Harvard Graduate School of Business. Mr. Vaccaro resides in West Allenhurst, New Jersey.

         Robert S. Vuono has served as the Senior Executive Vice President, Chief Operating Officer and Secretary and member of the Boards of Directors of Central Jersey Bancorp and Central Jersey Bank, N.A. since January 1, 2005. Prior to the consummation of the combination of Central Jersey Bancorp and Allaire Community Bank on January 1, 2005, he served as the Senior Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary of Allaire Community Bank and as a member of its Board of Directors. Prior to his employment with Allaire Community Bank, Mr. Vuono had been the Executive Vice President of Colonial State Bank, in Freehold, New Jersey (February 1989 to May 1996), and Vice President of The Central Jersey Bank & Trust Co., in Freehold Township, New Jersey (January 1974 to January 1989). Mr. Vuono holds a Bachelor of Science Degree in Business Administration from Villanova University. Mr. Vuono resides in Wall Township, New Jersey.

Audit Committee

         For the year ended December 31, 2006, the Audit Committee of the Board of Directors of Central Jersey Bancorp consisted of directors Nicholas A. Alexander, William H. Jewett, Mark R. Aikins, George S. Callas, James P. Dugan, John F. McCann and Carmen M. Penta. Nicholas A. Alexander is the Chairman of the Audit Committee and William H. Jewett is the Vice Chair of the Audit Committee. Each member of the Audit Committee qualify as an independent director in accordance with the rules of The NASDAQ Global Market and the rules and regulations of the Securities and Exchange Commission. In addition, the Board has determined that Nicholas Alexander is both independent and qualifies as a financial expert by Securities and Exchange Commission rules. The Audit Committee is responsible for developing and monitoring the audit and loan review programs of Central Jersey Bank, N.A. The Audit Committee recommends the loan review consultant to the Board, selects the outside auditor and meets with the Board to discuss the results of the annual audit and quarterly loan reviews and any related matters. The Audit Committee also receives and reviews the reports and findings and any other information presented to members of the Audit Committee by the officers of Central Jersey Bancorp and its bank subsidiary regarding financial reporting policies and practices.

Code of Ethics

         The chief executive and senior financial officers of Central Jersey Bancorp are held to the highest standards of honest and ethical conduct when conducting the affairs of Central Jersey Bancorp. All such individuals must act ethically at all times in accordance with the policies contained in Central Jersey Bancorp's Chief Executive and Senior Financial Officer Code of Ethics (the "Code of Ethics"). A copy of the Code of Ethics may be viewed on Central Jersey Bancorp's website at www.cjbna.com.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires Central Jersey Bancorp's executive officers and directors, and persons who own more than ten percent of a registered class of Central Jersey Bancorp's equity securities, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulation to furnish Central Jersey Bancorp with copies of all Forms 3, 4 and 5 they file. Central Jersey Bancorp believes that all filings required to be made by its executive officers, directors and greater than ten percent shareholders pursuant to Section 16(a) of the Exchange Act have been filed within the time periods prescribed, except for a Form 5 by Mr. Vaccaro and a Form 5 by Mr. Giordano which were filed after the prescribed due date in connection with their respective year-end holdings in a 401(k) plan sponsored by Central Jersey Bancorp.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

         The following compensation discussion and analysis presents information regarding the compensation of our senior executives, including the process for determining the total compensation of our Chief Executive Officer and other Named Executive Officers for whom compensation is disclosed in the tables below. Our executive compensation program and structure is established and overseen by the Compensation Committee of the Board of Directors.

Compensation Objectives and Policies

         The objective of our executive compensation program is to enhance Central Jersey Bancorp's long-term profitability by providing compensation that will attract and retain superior talent, reward performance and align the interests of the executive officers with the long-term interests of our shareholders.

         The Compensation Committee is responsible for ensuring that compensation and benefit packages provided are suitable and are not excessive. The Compensation Committee generally approves or recommends to the Board compensation packages or plans for senior management and directors. These compensation and benefit packages may include salaries, bonuses, vacations, termination benefits, contribution to employee pension plans, stock option and stock purchase plans, indemnification agreements and employment/change of control contracts.

         When reviewing compensation arrangements for a member or members of senior management and directors, the Compensation Committee shall consider the following matters:

                  (a) The combined value of all cash and non-cash benefits provided to the individual or individuals;

                  (b) The compensation history of the individual or individuals as compared to other individuals with comparable expertise at Central Jersey Bancorp;

                  (c)      The financial condition of Central Jersey Bancorp;

                  (d) Comparable compensation practices at similar institutions, based upon factors such as asset size, geographic location and the services provided;

                  (e) The projected total cost and benefit to Central Jersey Bancorp for post employment benefits; and

                  (f) Any connection between the individual and any fraudulent act or omission, breach of trust or fiduciary duty or insider abuse with regard to Central Jersey Bancorp.

Elements of the Executive Compensation Program

         Base Salary
         -----------

         Base salary levels for Central Jersey Bancorp's executive officers are competitively set relative to companies in peer businesses. In reviewing base salaries, the Compensation Committee also takes into account individual experience and past performance.

         James S. Vaccaro served as Central Jersey Bancorp's President and Chief Executive Officer for the year ended December 31, 2006. Mr. Vaccaro's base salary is set competitively relative to other chief executive officers in financial service companies of similar asset size to Central Jersey Bancorp. In determining Mr. Vaccaro's base salary as well as annual performance bonus, the Compensation Committee reviewed independent compensation data and Central Jersey Bancorp's performance as compared against budgets and peer businesses. As with Central Jersey Bancorp's other executive officers, Mr. Vaccaro's total compensation involves certain subjective judgments and is not based solely upon any specific objective criteria or weighting.

         Bonus Awards
         ------------

         Central Jersey Bancorp's annual performance bonuses are intended to provide a direct cash incentive to executive officers and other key employees for a variety of performance measures. A variety of financial performance indicators (i.e. results of operations, core deposit growth, commercial and consumer loan growth, etc.) are compared against budgets as well as peer businesses.

         Equity Compensation
         -------------------

         Central Jersey Bancorp's Equity Incentive Plan (see "Securities Authorized for Issuance under Equity Compensation Plans") is designed to encourage and enable employees and directors of Central Jersey Bancorp to acquire or increase their holdings of Common Stock and other proprietary interests in Central Jersey Bancorp. It is intended to promote these individual's interests in the company thereby enhancing the efficiency, soundness, profitability, growth and shareholder value of Central Jersey Bancorp.

         Under the Equity Incentive Plan, incentive and nonqualified stock options may be granted to eligible employees and/or employee-directors and nonqualified stock options may be granted to eligible non-employee directors. In addition, pursuant to the Equity Incentive Plan, participants may be eligible to receive, under certain conditions, stock appreciation rights in the form of related stock appreciation rights and freestanding stock appreciation rights, restricted awards in the form of restricted stock awards and restricted stock units, performance awards in the form of performance share awards and performance unit awards, phantom stock awards and dividend equivalent awards.

         For the year ended December 31, 2006, James S. Vaccaro received a grant of 15,750 SARs under the Equity Incentive Plan, Anthony Giordano, III received a grant of 7,875 SARs under the Equity Incentive Plan and Robert S. Vuono received a grant of 13,125 SARs under the Equity Incentive Plan. The aforementioned grants have been adjusted to account for the 5% stock distribution made to the shareholders of Central Jersey Bancorp on July 1, 2006. The SARs were granted in order to create the appropriate alignment of incentives between corporate performance and the recognition of that performance through long term compensation awards. It was decided by the Compensation Committee of the Board of Directors that a chosen grant date was simply a timing issue and that the award price would be equal to the market value of the underlying stock as of the date of the award. By utilizing such a pricing mechanism, the future monetary value of the grant would have a direct correlation to the performance of the underlying stock.

         Perquisites
         -----------

         Central Jersey Bancorp's Named Executive Officers are provided a limited number of perquisites. An item is not a perquisite if it is integrally and directly related to the performance of the executive's duties. An item is a perquisite if it confers a direct or indirect benefit that has a personal aspect, without regard to whether it may be provided for some business reason or for the convenience of the Company, unless it is generally available on a non-discriminatory basis to all employees.

         For the fiscal year ended December 31, 2006, Central Jersey Bancorp provided a nominal amount of perquisites to its executives. As a fair amount of Mr. Vaccaro's time is spent traveling for business purposes (e.g. customer calls, branch visits, department visits, etc.), the Board of Directors thought it appropriate to provide Mr. Vaccaro with the use of a company automobile.

         Benefits
         --------

         The Named Executive Officers participate in a variety of retirement, health and welfare, and paid time-off benefits available to all employees of Central Jersey Bancorp and Central Jersey Bank, N.A., which are designed to enable the company to attract and retain its workforce in a competitive marketplace. Health and welfare and paid time-off benefits help ensure that Central Jersey Bancorp has a productive and focused workforce. Savings plans help employees, especially long-service employees, save and prepare financially for retirement. Central Jersey Bancorp also offers eligible employees the opportunity to save for retirement through the company's 401(k) tax deferred savings plan. Enrollment commences on the first of the month following three months of continuous service. The 401(k) Plan allows an employee to elect how much salary the individual wants to contribute within plan limits, and direct the investment of the plan account to meet the individual's needs. Central Jersey Bancorp will match a portion of the employee's contributions on a bi-weekly basis in an amount determined by the Board of Directors on an annual basis. Effective January 1, 2007, Central Jersey Bancorp adopted a safe-harbor plan design which provides the following match: 100% of the first 3% deferred and another 50% of the next 2% deferred; and fully vests all plan participants for existing and prospective matching contributions.

         Change of Control Agreements
         ----------------------------

         Central Jersey Bancorp has separate change of control agreements with each of James S. Vaccaro, Robert S. Vuono, and Anthony Giordano, III, each entered into on August 1, 2006.

Each agreement is effective as of August 1, 2006, and will continue in full force and effect for so long as the executive party to the agreement is employed by Central Jersey Bancorp and/or Central Jersey Bank, N.A. See discussion under "Potential Payments to Named Executive Officers Upon Termination of Employment or Change of Control" below.

         Deductibility of Compensation
         -----------------------------

         The Internal Revenue Code of 1986, as amended (the "Code"), restricts deductibility of annual individual compensation to its top executive officers in excess of $1 million if certain conditions set forth in the Code are not fully satisfied. Central Jersey Bancorp intends, to the extent practicable, to preserve deductibility under the Code of compensation paid to its executive officers while maintaining compensation programs that effectively attract and retain exceptional executives in a highly competitive environment. Accordingly, compensation paid is generally tax-deductible. However, on occasion it may not be possible to satisfy all conditions of the Code for deductibility and still meet Central Jersey Bancorp's compensation needs, and in such limited situations, certain compensation paid to some executives may not be tax-deductible.

Compensation Committee Report

         The Compensation Committee has discussed and reviewed the foregoing Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Annual Report on Form 10-K.

         The Compensation Committee has reviewed all components of the executive officers' compensation, including base salary levels, cost to Central Jersey Bancorp of all perquisites and other personal benefits, as well as potential change-in-control scenarios. Based on this review, the Compensation Committee finds the executive officers' total compensation in the aggregate to be reasonable and not excessive.

Submitted by:   Paul A. Larson, Jr. (Chair)        George S. Callas
                James G. Aaron, Esq.               William H. Jewett
                John A. Brockriede                 Mark G. Solow

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee of the Board of Directors, which consists of directors James G. Aaron, Esq., John A. Brockriede, George S. Callas, William H. Jewett, Paul A. Larson, Jr. and Mark G. Solow. Paul A. Larson, Jr. is the Chair of the Compensation Committee and Mark G. Solow is the Vice Chair of the Compensation Committee. The Compensation Committee is responsible for determining whether the Company's compensation and benefits packages are suitable and do not provide excessive benefits or result in material financial loss to Central Jersey Bancorp. The Compensation Committee is also responsible for approving or recommending to the Board compensation packages and plans for senior management and directors. These compensation packages include salaries, bonuses, vacations, termination benefits, profit-sharing plans, contributions to employee pension plans, stock option and stock purchase plans, indemnification agreements and employment/change of control contracts.

         None of the members of the Compensation Committee is currently or has been at any time an officer or employee of Central Jersey Bancorp or Central Jersey Bank, N.A. No member of the Compensation Committee or executive officer of Central Jersey Bancorp or Central Jersey Bank, N.A. serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Board of Directors or Compensation Committee of Central Jersey Bancorp or Central Jersey Bank, N.A.

                           SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the annual and long-term compensation of the Named Executive Officers for services in all capacities to Central Jersey Bancorp and Central Jersey Bank, N.A. for the year ended December 31, 2006. The Named Executive Officers are the (1) President and Chief Executive Officer, (2) Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, (3) Senior Executive Vice President , Chief Operating Officer and Secretary, (4) Executive Vice President and Senior Loan Officer, and (5) Executive Vice President and Commercial Loan Officer, of Central Jersey Bancorp, whose names are set forth in the table below (the "Named Executive Officers").

                                                                                            Change in
                                                                                          Pension Value
                                                                                               and
                                                                            Non-Equity     Nonqualified
     Name and                                          Stock     Option   Incentive Plan     Deferred      All Other
    Principal                   Salary      Bonus     Awards     Awards    Compensation    Compensation   Compensation
     Position         Year       ($)         ($)        ($)    ($)(1)(2)       ($)         Earnings ($)       ($)          Total ($)
       (a)            (b)        (c)         (d)        (e)       (f)          (g)             (h)            (i)              (j)
------------------------------------------------------------------------------------------------------------------------------------
James S. Vaccaro      2006    $ 250,000   $ 27,500    $  ---    $58,118     $     ---        $    ---      $11,738 (3)    $  347,356
President and
Chief Executive
Officer

Anthony               2006    $ 122,000   $ 15,000    $  ---    $29,059     $     ---        $    ---      $ 5,433 (4)    $  171,492
Giordano, III
Executive Vice
President, Chief
Financial Officer,
Treasurer and
Assistant
Secretary

Robert S. Vuono       2006    $160,000    $ 20,000    $  ---    $48,431     $     ---        $    ---      $ 9,019 (5)    $  237,450
Senior Executive
Vice President,
Chief Operating
Officer and
Secretary

Robert K.             2006    $150,000    $ 10,000    $  ---    $ 19,373    $     ---        $    ---      $ 8,196 (6)    $  187,569
Wallace,
Executive Vice
President and
Senior Loan
Officer

Thomas J. Garrity,    2006    $130,000    $   8,000   $  ---    $ 38,745    $     ---        $    ---      $ 5,155 (7)    $  181,900
Executive Vice
President and
Commercial Loan
Officer


--------------------------

(1) Represents SARs granted on February 1, 2006 under the Equity Incentive Plan, each with an exercise price of $10.36. These SARs can only be settled in cash. The SARs vest over a four year period and expire on February 1, 2016. The fair value of SARs granted was estimated on December 31, 2006 using the Black-Scholes option pricing model with the following weighted-average assumptions used: stock price $8.30, dividend yield of 0%; expected volatility of 41.17%; risk free interest rate of 4.70%; and expected lives of seven years. These SARS had a fair value of approximately $3.69 per share at December 31, 2006.

(2) These amounts have been adjusted, as appropriate, to account for the 5% stock distribution made to the shareholders of Central Jersey Bancorp on July 1, 2006.

(3) Of this amount, $2,938 represents the lease value of an automobile provided to Mr. Vaccaro for business use, $414 represents the amount contributed by Central Jersey Bank, N.A. to Group Term Life Insurance for Mr. Vaccaro's benefit and $8,800 represents the amount contributed by Central Jersey Bank, N.A. to its 401(k) plan for the benefit of Mr. Vaccaro.

(4) Of this amount, $86 represents the amount contributed by Central Jersey Bank, N.A. to Group Term Life Insurance and $5,347 represents the amount contributed by Central Jersey Bank, N.A. to its 401(k) plan for the benefit of Mr. Giordano.

(5) Of this amount, $577 represents the amount contributed by Central Jersey Bank, N.A. to Group Term Life Insurance, $1,264 represents the amount contributed by Central Jersey Bank, N.A. pursuant to a bank owned life insurance (BOLI) contract and $7,178 represents the amount contributed by Central Jersey Bank, N.A. to its 401(k) plan for the benefit of Mr. Vuono.

(6) Of this amount, $516 represents the amount contributed by Central Jersey Bank, N.A. to Group Term Life Insurance, $1,515 represents the amount contributed by Central Jersey Bank, N.A. pursuant to a bank owned life insurance (BOLI) contract and $6,165 represents the amount contributed by Central Jersey Bank, N.A. to its 401(k) plan for the benefit of Mr. Wallace.

(7) Of this amount, $144 represents the amount contributed by Central Jersey Bank, N.A. to Group Term Life Insurance, $88 represents the amount contributed by Central Jersey Bank, N.A. pursuant to a bank owned life insurance (BOLI) contract and $5,023 represents the amount contributed by Central Jersey Bank, N.A. to its 401(k) plan for the benefit of Mr. Garrity.


Grants of Plan Based Awards

         The following table shows information about awards made under the Equity Incentive Plan during the year ended December 31, 2006:


                                                     Grants of Plan-Based Awards
                                                for Fiscal Year End December 31, 2006
                                                -------------------------------------

                                                                                                 All       All                Grant
                                                                                                Other     Other               Date
                                                                                                Stock     Option              Fair
                                                                                                Awards:   Awards:  Exercise   Value
                            Estimated Future Payouts                                            Number    Number    or Base    of
                          Under Non-Equity Incentive        Estimated Future Payouts Under        of        of     Price of   Stock
                                     Plan                    Equity Incentive Plan Awards       Shares    Shares    Option     and
                         ------------------------------   ----------------------------------   of Stock  of Stock   Awards   Option
                 Grant   Threshold    Target    Maximum    Threshold     Target      Maximum   or Units  or Units   ($/Sh)   Awards
     Name        Date       ($)        ($)        ($)         (#)     (#)(1)(2)(3)      (#)       (#)      (#)        (l)      (1)
------------------------------------------------------------------------------------------------------------------------------------
James S.         2/1/06      --         --        --           --      15,750 (4)      --         --        --      $10.36    $3.69
Vaccaro

Anthony          2/1/06      --         --        --           --       7,875 (5)      --         --        --      $10.36    $3.69
Giordano, III

Robert S.        2/1/06      --         --        --           --      13,125 (6)      --         --        --      $10.36    $3.69
Vuono

Robert K.        2/1/06      --         --        --           --       5,250 (7)      --         --        --      $10.36    $3.69
Wallace

Thomas J.        2/1/06      --         --        --           --      10,500 (8)      --         --        --      $10.36    $3.69
Garrity


(1) Represents SARs granted on February 1, 2006 under the Equity Incentive Plan, each with an exercise price of $10.36. The SARs vest over a four year period and expire on February 1, 2016. The fair value of SARs granted was estimated on December 31, 2006 using the Black-Scholes option pricing model with the following weighted-average assumptions used: stock price $8.30, dividend yield of 0%; expected volatility of 41.17%; risk free interest rate of 4.70%; and expected lives of seven years. These SARS had a fair value of approximately $3.69 per share at December 31, 2006.

(2) These SARs can only be settled in cash. The amount to be received by the holder thereof is dependant on the market price of Central Jersey Bancorp's common stock on the date of exercise of such SAR.

(3) These amounts have been adjusted, as appropriate, to account for the 5% stock distribution made to the shareholders of Central Jersey Bancorp on July 1, 2006.

(4) 3,938, or 25%, of the 15,750 SARs became exercisable on February 1, 2007 and thereafter become exercisable on February 1, 2008, 2009 and 2010, respectively.

(5) 1,969, or 25%, of the 7,875 SARs became exercisable on February 1, 2007 and thereafter become exercisable on February 1, 2008, 2009 and 2010, respectively.

(6) 3,281 or 25%, of the 13,125 SARs became exercisable on February 1, 2007 and thereafter become exercisable on February 1, 2008, 2009 and 2010, respectively.

(7) 1,313 or 25%, of the 5,250 SARs became exercisable on February 1, 2007 and thereafter become exercisable on February 1, 2008, 2009 and 2010, respectively.

(8) 2,625 or 25%, of the 10,500 SARs became exercisable on February 1, 2007 and thereafter become exercisable on February 1, 2008, 2009 and 2010, respectively.

Outstanding Equity Awards at Fiscal Year-End

         The following table provides information about all equity compensation awards held by the Named Executive Officers at December 31, 2006. Unless otherwise indicated, the number of securities provided in the table represent stock options.

                                                      Outstanding Equity Awards
                                                for Fiscal Year End December 31, 2006
                                                -------------------------------------

                                            Option Awards                                            Stock Awards
            --------------------------------------------------------------------------  -------------------------------------------
                                                                                                                         Equity
                                                                                                            Equity     Incentive
                                                                                                           Incentive      Plan
                                                                                                  Market      Plan       Awards:
                                                                                                  Value     Awards:     Market
                                                        Equity                                      of       Number     or Payout
                                                       Incentive                         Number   Shares       of       Value of
                                                         Plan                              of       or      Unearned    Unearned
                          Number of     Number of       Awards:                          Shares    Units    Shares,     Shares,
                          Securities    Securities     Number of                        or Units    of      Units or    Units or
                         Underlying     Underlying     Securities                       of Stock   Stock     Other       Other
                         Unexercised    Unexercised    Underlying                         That     That      Rights      Rights
                           Options        Options     Unexercised   Option                Have     Have       That        That
                             (#)            (#)         Unearned   Exercise   Option       Not      Not      Have Not   Have Not
              Date of    Exercisable   Unexercisable    Options     Price   Expiration   Vested   Vested     Vested      Vested
   Name        Grant         (1)            (1)           (#)       ($)(1)     Date        (#)      ($)        (#)         ($)
----------------------------------------------------------------------------------------------------------------------------------
James S.        2/1/06      3,938 (2)   11,812 (2)         --       $10.36      2/1/16      --       --        --          --
Vaccaro        12/1/03     66,150               --         --        $9.45     12/1/13      --       --        --          --
              12/31/02     13,230               --         --        $5.56    12/31/12      --       --        --          --
               8/31/01     58,340               --         --        $3.64     8/31/11      --       --        --          --

Anthony         2/1/06      1,969 (3)    5,906 (3)         --       $10.36      2/1/16      --       --        --          --
Giordano,      12/1/03     19,845               --         --        $9.45     12/1/13      --       --        --          --
III           12/31/02      6,615               --         --        $5.56    12/31/12      --       --        --          --
               8/31/01     11,670               --         --        $3.64     8/31/11      --       --        --          --
               8/31/00     12,254               --         --        $3.51     8/31/10      --       --        --          --

Robert S.       2/1/06      3,281 (4)    9,844 (4)         --       $10.36      2/1/16      --       --        --          --
Vuono          2/26/03      1,657               --         --        $8.33     2/25/13      --       --        --          --
                4/1/02      3,473               --         --        $3.74      4/1/12      --       --        --          --
               7/25/01     23,268               --         --        $4.21     7/25/12      --       --        --          --
               7/25/01     23,268               --         --        $4.21     7/25/11      --       --        --          --
               5/22/00     11,808               --         --        $3.00     5/22/10      --       --        --          --
               5/22/00     14,994               --         --        $3.00     5/22/10      --       --        --          --
              12/20/99     13,401               --         --        $3.27    12/20/09      --       --        --          --

Robert K.       2/1/06      1,312 (4)    3,938 (5)         --       $10.36      2/1/16      --       --        --          --
Wallace        2/26/03        922               --         --        $8.33     2/26/13      --       --        --          --
                4/1/02      1,736               --         --        $3.74      4/1/12      --       --        --          --
               7/25/01      7,814               --         --        $4.21     7/25/12      --       --        --          --
               7/25/01      7,814               --         --        $4.21     7/25/11      --       --        --          --
               5/22/00      6,746               --         --        $3.00     5/22/10      --       --        --          --
               5/22/00      8,569               --         --        $3.00     5/22/10      --       --        --          --
              12/20/99      5,743               --         --        $3.27    12/20/09      --       --        --          --


Thomas J.       2/1/06                   2,625 (6)         --       $10.36      2/1/16      --       --        --          --
Garrity        2/26/03                     476             --        $8.33     2/26/13      --       --        --          --
               2/25/03                     518             --        $8.33     2/26/13      --       --        --          --
                6/5/02                   1,041             --        $3.74      6/5/12      --       --        --          --
              11/26/01                   1,736             --        $4.00    11/28/11      --       --        --          --
               7/25/01                   2,344             --        $4.21     7/25/12      --       --        --          --
               7/25/01                   2,344             --        $4.21     7/25/11      --       --        --          --

(1) The shares have been adjusted, as appropriate, to account for the 5% stock distributions made to the shareholders of Central Jersey Bancorp on July 1, 2006 and December 31, 2003, 2002, 2001 and 2000,
         respectively, the 6 for 5 stock split in the form of a stock dividend effected as of July 15, 2004, and the 2 for 1 stock split in the form of a stock dividend effected as of June 15, 2005. The shares have also been adjusted as appropriate to account for 5% stock distributions made to the former shareholders of Allaire Community Bank on February 28, 1999, September 29, 2000, May 21, 2001, April 24, 2002, and June 7,
         2004, and the 3 for 2 stock split effected as of February 11, 2003.

(2) Represents SARs granted under the Equity Incentive Plan. 3,938, or 25%, of the 15,750 SARs became exercisable on February 1, 2007 and thereafter become exercisable on February 1, 2008, 2009 and 2010, respectively.

(3) Represents SARs granted under the Equity Incentive Plan. 1,969, or 25%, of the 7,875 SARs became exercisable on February 1, 2007 and thereafter become exercisable on February 1, 2008, 2009 and 2010, respectively.

(4) Represents SARs granted under the Equity Incentive Plan. 3,281 or 25%, of the 13,125 SARs became exercisable on February 1, 2007 and thereafter become exercisable on February 1, 2008, 2009 and 2010, respectively.

(5) Represents SARs granted under the Equity Incentive Plan. 1,313, or 25%, of the 5,250 SARs became exercisable on February 1, 2007 and thereafter become exercisable on February 1, 2008, 2009 and 2010, respectively.

(6) Represents SARs granted under the Equity Incentive Plan. 2,625, or 25%, of the 10,500 SARs became exercisable on February 1, 2007 and thereafter become exercisable on February 1, 2008, 2009 and 2010, respectively.


         There were no stock options or SARS exercised by any of the Named Executive Officers during the year ended December 31, 2006.

Potential Payments to Named Executive Officers Upon Termination of Employment or Change in Control

         On August 1, 2006, Central Jersey Bancorp entered into a change of control agreement (each an "Agreement" and, collectively, the "Agreements") with each of James S. Vaccaro, Robert S. Vuono and Anthony Giordano, III (each an "Executive"). Each Agreement is effective as of August 1, 2006 (the "Effective Date"), and will continue in full force and effect for so long as the Executive party to the Agreement is employed by Central Jersey Bancorp and/or Central Jersey Bank, N.A.

         In the event that either (1) the Executive is terminated without Cause (as defined below) in connection with (A) a merger of Central Jersey Bancorp where Central Jersey Bancorp is not the surviving entity, (B) the acquisition of greater than 50% of Central Jersey Bancorp's voting stock by an entity or group of individuals other than the shareholders of Central Jersey Bancorp as of the Effective Date, (C) the sale or disposition of all or substantially all of Central Jersey Bancorp's assets, or (D) the determination by the Board of Directors of Central Jersey Bancorp that a change of control has occurred or is about to occur (each a "Change of Control Event"), or (2) a Change of Control Event occurs and the Executive is not retained by the successor entity or group (the "Successor Entity") for a period of at least 36 months (30 months for Mr. Giordano) commencing on the effective date of the Change of Control Event pursuant to a written agreement containing the provisions described below (the "New Agreement"), the Executive shall be entitled to severance from Central Jersey Bancorp.

         For purposes of each Agreement and any New Agreement, "Cause" shall mean as follows: (1) the Executive willfully, or as a result of gross negligence on his part, fails substantially to (A) carry out the lawful policies of Central Jersey Bancorp's Board of Directors or the Successor Entity's governing body or
(B) discharge his duties and responsibilities as an Executive of Central Jersey Bancorp and Central Jersey Bank, N.A. or the Successor Entity for any reason other than the Executive's disability, (2) the Executive is convicted of or enters a plea of no contest with respect to a felony, (3) the Executive engages in conduct which is demonstrably and substantially injurious to Central Jersey Bancorp or the Successor Entity, (4) the Executive materially breaches the Agreement or New Agreement, or commits any deliberate and intentional violation of the confidentiality and non-compete provisions of the Agreement or New Agreement, or (5) the Executive commits willful or intentional misconduct that has a material adverse effect on Central Jersey Bancorp or Central Jersey Bank, N.A. or the Successor Entity.

         In addition to the foregoing, in the event an Executive's employment is terminated without Cause in connection with any acquisition by Central Jersey Bancorp of any bank, bank holding company or other similar institution (the "Acquisition"), and the Acquisition does not constitute a Change of Control Event, the Executive shall nevertheless be entitled to receive severance from Central Jersey Bancorp, which shall be payable in-full by Central Jersey Bancorp within 10 business days after the effective date of the termination of Executive's employment without Cause.

         Both Mr. Vaccaro and Mr. Vuono are entitled to 30 months severance, and Mr. Giordano 24 months severance. The amount of severance payable to an Executive will be based upon his monthly salary in effect at the time of the Change of Control Event or the Acquisition, a percentage of the previous cash bonus payments made to him and the cash equivalent of the monthly benefits provided to him at the time of the Change of Control Event or the Acquisition. The Executive shall only be entitled to such severance if he agrees to remain as an employee of Central Jersey Bancorp and assist in the transition until the effective date of the Change of Control Event. In the event that the Executive is to receive severance, the severance shall be payable in-full by Central Jersey Bancorp within 10 business days after the effective date of the Change of Control Event.

         A New Agreement with a Successor Entity discussed above must provide that the Executive shall have (1) the same or substantially equal position with similar title and responsibilities and the same or greater salary, benefits and bonuses that the Executive was entitled to receive from Central Jersey Bancorp immediately prior to the Change of Control Event, and (2) a commuting distance that is not greater than 30 miles from the Executive's current residence. The New Agreement also must provide that if the Executive accepts employment with the Successor Entity as of the effective date of the Change of Control Event and the Executive (x) is terminated by the Successor Entity without Cause during the 36 month period (30 month period for Mr. Giordano) commencing on the effective date of the Change of Control Event or (y) dies, becomes disabled or voluntarily terminates his employment with the

Successor Entity for any reason during the 30 month period (24 month period for Mr. Giordano) commencing on the 6 month anniversary of the effective date of the Change of Control Event (the "6 Month Anniversary Date"), the Executive shall be entitled to severance (as defined the Agreements) from the Successor Entity.

         If the Executive's employment is terminated by the Successor Entity as provided in subpart (x) in the preceding paragraph, he shall receive severance for the number of months equal to the remainder of 30 months (24 months for Mr. Giordano) less the number of whole months Executive was employed by the Successor Entity following the 6 Month Anniversary Date. If the Executive's employment is terminated by the Successor Entity as provided in subpart (x) above prior to the 6 Month Anniversary Date, however, the Executive shall receive 30 months (24 months for Mr. Giordano) severance. If the Executive dies, becomes disabled or terminates his employment with the Successor Entity as provided in subpart (y) in the preceding paragraph, he shall receive severance for the number of months equal to the remainder of 30 months (24 months for Mr. Giordano) less the number of whole months the Executive was employed by the Successor Entity following the 6 Month Anniversary Date. In no event shall Executive be entitled to receive less than 6 months severance. The Executive shall not be entitled to any severance, however, if he terminates his employment with the Successor Entity as provided in subpart (y) above prior to the 6 Month Anniversary Date for any reason other than death or disability. Any severance shall be payable in-full within 10 business days after the termination of Executive's employment with the Successor Entity unless the Executive and the Successor Entity otherwise agree to another payment schedule. The Executive shall not be entitled to any severance should his employment with the Successor Entity terminate for any reason after the expiration of the 36 month period (30 month period for Mr. Giordano) commencing on the effective date of the Change of Control Event.

         In consideration for the right to receive the severance provided for in an Agreement, each Agreement also contains customary non-competition and non solicitation provisions applicable to the Executive party to the Agreement.

         The following table illustrates the potential post-employment payments to the Named Executive Officers as described above. The amounts in the following table are hypothetical based on the assumption that an aforementioned triggering event took place on December 29, 2006, the last business day during the year ended December 31, 2006. Actual payments will depend on the circumstances and timing of any such triggering event.

                                            POTENTIAL POST-EMPLOYMENT PAYMENTS
                                            ----------------------------------

                                                                   Involuntary
                                                                   Termination
                                                                     without
                                                                 Cause/Separation
                                     Payments/Benefits           Due to Change of
     Name                            Upon Termination                Control ($)           Multiplier         Total ($)
-------------------------------------------------------------------------------------------------------------------------
James S. Vaccaro                     Salary:                       $  20,769.24                 30         $   623,077.20
                                     ------
                                     Bonus:                        $   4,166.67                 30         $   125,000.10
                                     -----
                                     Benefits (Cash
                                     Equivalent):                  $   1,614.33                 30         $    48,429.90
                                     -----------                                                           --------------
                                            Total:                                                         $   796,507.20
                                                                                                           ==============

Robert S. Vuono                      Salary:                       $  13,288.01                 30         $   398,640.30
                                     ------
                                     Bonus:                        $   3,750.00                 30         $   112,500.00
                                     -----
                                     Benefits (Cash
                                     Equivalent):                  $   1,473.18                 30         $    44,195.40
                                     -----------                                                           --------------
                                            Total:                                                         $   555,335.70
                                                                                                           ==============

Anthony Giordano, III                Salary:                       $   9,788.08                 24         $   234,913.98
                                     ------
                                     Bonus:                        $   1,250.00                 24         $    30,000.00
                                     -----
                                     Benefits (Cash
                                     Equivalent):                  $   1,315.63                 24         $    31,575.12
                                     -----------                                                           --------------
                                            Total:                                                         $   296,489.10
                                                                                                           ==============

Director Compensation

         Commencing January 1, 2005, Central Jersey Bancorp implemented a policy of compensating each outside director the amount of $18,000 per annum as a retainer, the Chairman at a rate of $30,000 per annum as a retainer and the Vice Chairman at a rate of $22,000 per annum as a retainer. As described more fully below, this chart summarizes the annual compensation for the Company's non-employee directors for the year ended December 31, 2006.

                                                         DIRECTOR COMPENSATION
                                                         ---------------------

                                                                                        Change in
                                                                                      Pension Value
                                                                                           and
                                                                                       Nonqualified
                     Fees Earned                                     Non-Equity          Deferred
                     or Paid in        Stock          Option       Incentive Plan      Compensation       All Other
                        Cash           Awards         Awards        Compensation         Earnings       Compensation          Total
  Name(1)                ($)            ($)           ($)(2)            ($)                ($)              ($)                ($)
------------          --------         -------       --------      --------------      ------------      -----------       ---------
James G.              $ 18,000          $ --         $ 19,373           $ --              $ --           $      --         $  37,373
Aaron

Mark R.               $ 18,000          $ --         $ 19,373           $ --              $ --           $      --         $  37,373
Aikins

Nicholas              $ 18,000          $ --         $ 19,373           $ --              $ --           $      --         $  37,373
A.
Alexander

John A.               $ 18,000          $ --         $ 19,373           $ --              $ --           $      --         $  37,373
Brockriede

George S.             $ 30,000          $ --         $ 19,373           $ --              $ --           $      --         $  49,373
Callas

Carl F.               $ 12,833          $ --         $ 19,373           $ --              $ --           $  14,205 (4)     $  32,206
Chirico (3)

James P.              $ 18,000          $ --         $ 19,373           $ --              $ --           $      --         $  37,373
Dugan

M. Claire             $ 18,000          $ --         $ 19,373           $ --              $ --           $      --         $  37,373
French

William H.            $ 18,000          $ --         $ 19,373           $ --              $ --           $      --         $  37,373
Jewett

Paul A.               $ 18,000          $ --         $ 19,373           $ --              $ --           $      --         $  37,373
Larson, Jr.

John F.               $ 18,000          $ --         $ 19,373           $ --              $ --           $      --         $  37,373
McCann

Carmen M.             $ 18,000          $ --         $ 19,373           $ --              $ --           $      --         $  37,373
Penta

Mark G.               $ 18,000          $ --         $ 19,373           $ --              $ --           $      --         $  37,373

Solow

(1) See the Summary Compensation Table above for information regarding compensation paid to James S. Vaccaro and Robert S. Vuono in connection with their respective memberships on the Board of Directors.

(2) On February 1, 2006, Central Jersey Bancorp granted under its Equity Incentive Plan, an aggregate 68,250 SARs to its directors, each with an exercise price of $10.36. These SARs can only be settled in cash. The SARs vest over a four year period and expire February 1, 2016. The fair value of SARs granted was estimated on December 31, 2006 using the Black-Scholes option pricing model with the following weighted-average assumptions used: stock price $8.30, dividend yield of 0%; expected volatility of 41.17%; risk free interest rate of 4.70%; and expected lives of seven years. These SARS had a fair value of approximately $3.69 per share at December 31, 2006.


(3) Prior to his retirement, Mr. Chirico served as Vice Chairman for seven months during 2006.

(4) Of this amount, $4,179 represents the amount contributed by Central Jersey Bank, N.A. pursuant to a bank owned life insurance (BOLI) contract and the remainder represents the value attributed to an automobile gifted to Mr. Chirico upon his retirement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth information as of April 20, 2007, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange
Act) of Central Jersey Bancorp's Common Stock, which is the only class of Central Jersey Bancorp capital stock with shares issued and outstanding, by (1) each director of Central Jersey Bancorp, (2) each of the Named Executive Officers (as such term is defined in the section captioned "Summary Compensation Table"), and (3) all directors and officers as a group.

                                                                Beneficial Ownership of
                                                                Central Jersey Bancorp's
                                                                     Common Stock
                                                            ------------------------------
                                                                                Percent of
Name of Beneficial Owner - Directors and Officers (1)       No. of Shares (2)     Class
-----------------------------------------------------       ----------------    ----------
James G. Aaron, Esq. (3)(4)...........................           225,937          2.72%

Mark R. Aikins, Esq. (3)(5)...........................           108,117          1.30%

Nicholas A. Alexander, C.P.A. (3)(6)..................            90,202          1.09%

John A. Brockriede (3)(7).............................           445,179          5.37%

George S. Callas (3)(8)(9)............................           178,196          2.14%

James P. Dugan (3)(10)................................            97,001          1.17%

M. Claire French (3)(11)..............................            68,731          0.83%

William H. Jewett (3)(12).............................            98,620          1.19%

Paul A. Larson, Jr. (3)(13)...........................            78,114          0.94%

John F. McCann (3)(14)................................           187,589          2.26%

Carmen M. Penta, C.P.A. (3)(15).......................            98,877          1.19%

Mark G. Solow (3)(16).................................           173,706          2.09%

James S. Vaccaro (3)(17)(18)..........................           204,986          2.44%

Robert S. Vuono (3)(19)(20)...........................           103,731          1.24%


                                                                Beneficial Ownership of
                                                                Central Jersey Bancorp's
                                                                     Common Stock
                                                            ------------------------------
                                                                                Percent of
Name of Beneficial Owner - Directors and Officers (1)       No. of Shares (2)     Class
-----------------------------------------------------       ----------------    ----------
Anthony Giordano, III (21)(22).......................             62,849          0.76%

Robert K. Wallace (23)(24)...........................             45,345          0.55%

Thomas J. Garrity (25)(26)...........................              9,135          0.11%

All Named Executive Officers and
Directors as a Group (17 persons) (4)(5)(6)(7)(9)
(10)(11)(12)(13)(14)(15)(16)(18)(20)(22)(24)(26).....          2,276,315         24.98%


(1) All directors and officers listed in this table maintain a mailing address at 627 Second Avenue, Long Branch, New Jersey 07740.

(2) In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Central Jersey Bancorp's Common Stock if he or she has voting or investment power with respect to such security. This includes shares
         (a) subject to options exercisable within sixty days, and (b)(1) owned by a spouse, (2) owned by other immediate family members, or (3) held in trust or held in retirement accounts or funds for the benefit of the named individuals, over which shares the person named in the table may possess voting and/or investment power.

(3)      Such person currently serves as a director of Central Jersey Bancorp.

(4) Includes 40,144 shares subject to currently exercisable stock options; 24,078 shares held in an Individual Retirement Account with Bear Stearns for the benefit of Mr. Aaron; and 16,632 shares registered in the name of Mr. Aaron as trustee for the Trust Under the Will of Leslie
         B. Aaron, Mr. Aaron's father. Mr. Aaron disclaims any beneficial ownership to the shares held in the aforementioned trust. Also includes 39,927 shares registered in the name of ERBA Co., Inc., in which Mr. Aaron has an ownership interest and serves as vice president. Mr. Aaron disclaims beneficial ownership of these securities except to the extent of his ownership interest in ERBA Co., Inc. Also includes 39,904 shares registered in the name of the Aaron Family Limited Partnership, of which Mr. Aaron is a partner. Mr. Aaron disclaims beneficial ownership of these securities except to the extent of his partnership interest in the Aaron Family Limited Partnership. Also includes 6,967 shares registered in the name of the David Ritter Trust and 6,967 shares registered in the name of the Randy Ritter Trust, of which Mr. Aaron is a trustee. Mr. Aaron disclaims any beneficial ownership to the shares held in these trusts. Also includes 20,449 shares held in trusts for the benefit of Mr. Aaron's family members of which Mr. Aaron's spouse is trustee; 3,049 shares registered in the name of Mr. Aaron's spouse; and 8,757 shares held in an Individual Retirement Account with Bear Stearns for the benefit of Mr. Aaron's spouse. Mr. Aaron disclaims beneficial ownership of the shares held in these trusts, the shares held by his spouse and the shares held for the benefit of his spouse.

(5) Includes 40,144 shares subject to currently exercisable stock options; 67,314 shares held in a Simplified Employee Pension/Individual Retirement Account by Merrill Lynch as custodian for the benefit of Mr. Aikins; and 659 shares held by Mr. Aikins for the benefit of his children under the Uniform Transfers to Minors Act, as to which shares he disclaims any beneficial interest.

(6) Includes 40,144 shares subject to currently exercisable stock options; and 5,556 shares held in an Individual Retirement Account with Smith Barney for the benefit of Mr. Alexander. Also includes 1,310 shares held by Mr. Alexander for the benefit of his grandchildren under the Uniform Transfers to Minors Act. Mr. Alexander disclaims beneficial ownership of the securities held for the benefit of his grandchildren.

(7) Includes 40,144 shares subject to currently exercisable stock options. Also includes 26,355 shares held in an Individual Retirement Account and 4,506 shares held in a Simplified Employee Pension Plan both by PaineWebber as custodian for the benefit of Mr. Brockriede. Includes 96,847 shares held by CJM Management, L.L.C., of which Mr. Brockriede is an Administrative Member. Mr. Brockriede disclaims beneficial ownership of these securities except to the extent of his ownership interest in CJM Management, L.L.C. Also includes 254,012 shares held jointly with Mr. Brockriede's spouse and 19,028 shares held in trusts for the benefit of Mr. Brockriede's family members of which Mr. Brockriede's spouse is trustee; and 1,917 shares held in an Individual Retirement Account by PaineWebber for the benefit of Mr. Brockriede's spouse. Mr. Brockriede disclaims beneficial ownership of the shares held in these trusts and the shares held by PaineWebber on behalf of Mr. Brockriede's spouse.

(8)      Mr. Callas serves as the Chairman of the Board of Central Jersey
         Bancorp.

(9) Includes 68,768 shares subject to currently exercisable stock options and 6,123 shares held by Mr. Callas' spouse. Mr. Callas disclaims beneficial ownership of the shares held by his spouse.

(10)     Includes 46,576 shares subject to currently exercisable stock options.

(11)     Includes 46,576 shares subject to currently exercisable stock options.

(12)     Includes 61,062 shares subject to currently exercisable stock options.

(13) Includes 31,491 shares subject to currently exercisable stock options. Also includes 7,654 shares held jointly with Mr. Larson's spouse.

(14) Includes 40,144 shares subject to currently exercisable stock options; and 13,885 shares held in an Individual Retirement Account with Charles Schwab for the benefit of Mr. McCann. Also includes 15,309 shares held by Mr. McCann's wife, as to which shares he disclaims any beneficial interest.

(15) Includes 35,944 shares subject to currently exercisable stock options; 7,173 shares held by Mr. Penta's wife; and 138 shares held for the benefit of Mr. Penta's children. Mr.

         Penta disclaims beneficial ownership to the shares held by his wife and for the benefit of his children.

(16)     Includes 40,144 shares subject to currently exercisable stock options.

(17) Mr. Vaccaro is a Named Executive Officer and serves as the President and Chief Executive Officer of Central Jersey Bancorp.

(18) Includes 137,720 shares subject to currently exercisable stock options; 39,093 shares held by Merrill Lynch Pierce Fenner & Smith as custodian for the benefit of James S. Vaccaro Simplified Employee Pension; 3,184 shares held pursuant to Central Jersey Bancorp's 401(k) plan for the benefit of Mr. Vaccaro; 1,833 shares held by Mr. Vaccaro's son; and 2,448 shares held by Mr. Vaccaro as custodian for his daughters under the Uniform Transfers to Minors Act. Mr. Vaccaro disclaims any beneficial interest to the shares held by him as custodian for his children.

(19) Mr. Vuono is a Named Executive Officer and serves as the Senior Executive Vice President, Chief Operating Officer and Secretary of Central Jersey Bancorp.

(20) Includes 91,869 shares subject to currently exercisable stock options and 11,862 shares held in an Individual Retirement Account with Bank of America Investment Services, Inc.

(21) Mr. Giordano is a Named Executive Officer and serves as Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of Central Jersey Bancorp.

(22) Includes 50,384 shares subject to currently exercisable stock options; 2,406 shares held by Charles Schwab & Co. in an Individual Retirement Account for the benefit of Mr. Giordano; 2,500 shares held in a Simplified Employee Pension for the benefit of Anthony Giordano, III; 4,838 shares held pursuant to Central Jersey Bancorp's 401(k) plan for the benefit of Mr. Giordano; 2,179 shares held by Charles Schwab & Co. in an Individual Retirement Account for the benefit of Mr. Giordano's spouse, as to which shares he disclaims any beneficial interest; and 542 shares held by Mr. Giordano as custodian for his son under the Uniform Transfers to Minors Act, as to which shares he disclaims any beneficial interest.

(23) Mr. Wallace is a Named Executive Officer and serves as Executive Vice President and Senior Loan Officer of Central Jersey Bank, N.A.

(24)     Includes 39,414 shares subject to currently exercisable stock options.

(25) Mr. Garrity is a Named Executive Officer and serves as Executive Vice President and Commercial Loan Officer of Central Jersey Bank, N.A.

(26) Includes 8,459 shares subject to currently exercisable stock options and 676 shares held in an individual retirement account for the benefit of Mr. Garrity.

Securities Authorized for Issuance under Equity Compensation Plans

         At the 2005 Annual Meeting of Shareholders, the shareholders of Central Jersey Bancorp approved the Equity Incentive Plan. As a result, no additional option grants will be made under the Central Jersey Bancorp Stock Option Plan which had been placed into effect on August 1, 2000 (the "Stock Option Plan"). Pursuant to the Equity Incentive Plan, options to purchase up to 840,000 shares of Central Jersey Bancorp Common Stock may be granted to employees and directors of Central Jersey Bancorp or Central Jersey Bank, N.A. who are in a position to make significant contributions to the success of Central Jersey Bancorp or Central Jersey Bank, N.A. The total number of options that may be issued under the Equity Incentive Plan has been adjusted to account for the 5% stock distribution made to the shareholders of Central Jersey Bancorp on July 1, 2006 and the 2 for 1 stock split effected as of June 15, 2005. As of December

31, 2006, options to purchase 1,436,862 shares of Central Jersey Bancorp's Common Stock were outstanding under the Stock Option Plan, and no options were outstanding under the Equity Incentive Plan, and 68,250 SARs were outstanding under the Equity Incentive Plan. These SARs can only be settled in cash. All outstanding options under the Stock Option Plan have vested.

         The number of stock options outstanding under our Stock Option Plan, the weighted-average exercise price of outstanding options, and the number of securities remaining available for issuance, as of December 31, 2006, were as follows:


                                       EQUITY COMPENSATION PLAN TABLE
                                                                                          Number of securities
                                                                                         remaining available for
                                                                                          future issuance under
                                       Number of securities to     Weighted-average        equity compensation
                                       be issued upon exercise     exercise price of        plans (excluding
                                       of outstanding options,   outstanding options,    securities reflected in
                                       warrants and rights (2)    warrants and rights        column (a)) (3)
          Plan category                          (a)                      (b)                      (c)

Equity compensation plans approved
by security holders (1)                     1,361,715 (4)                $5.25                   840,000

Equity compensation plans not                      --                       --                        --

approved by security holders
Total                                       1,361,715 (4)                $5.25                   840,000

----------------------------------

(1) Central Jersey Bancorp currently has no equity compensation plans other than the Stock Option Plan and the Equity Incentive Plan described herein. No additional option grants will be made under the Stock Option Plan.

(2) The shares have been adjusted, as appropriate, to account for the 5% stock distributions made to the shareholders of Central Jersey Bancorp on July 1, 2006 and December 31, 2003, 2002, 2001 and 2000,
         respectively, the 6 for 5 stock split effected as of July 15, 2004, and the 2 for 1 stock split effected as of June 15, 2005. The shares have also been adjusted as appropriate to account for 5% stock distributions made to the former shareholders of Allaire Community Bank on February 28, 1999, September 29, 2000, May 21, 2001, April 24, 2002, and June 7,
         2004, and the 3 for 2 stock split effected as of February 11, 2003.

(3) Represents the total number of shares available pursuant to the Equity Incentive Plan which has been adjusted to account for the 5% stock distribution made to the shareholders of Central Jersey Bancorp on July 1, 2006 and the 2 for 1 stock split effected as of June 15, 2005.

(4) As of January 1, 2005, all options issued under the Stock Option Plan have vested.

Item 13. Certain Relationships and Related Transactions, and Director
         Independence

         It is anticipated that certain directors of Central Jersey Bancorp, and the businesses and organizations with which they are associated, may have banking and non-banking transactions with Central Jersey Bank, N.A. in the ordinary course of business. Officers, directors and employees of Central Jersey Bank, N.A. also may have banking transactions with Central Jersey

Bank, N.A. The terms and conditions of any loan or commitment to loan, and of any other transaction, will be in accordance with applicable laws and on substantially the same terms as those prevailing at the time for comparable transactions with other persons or organizations with similar creditworthiness.

         Additionally, the Code of Ethics provides that any services performed by a director (or a business in which a director is a partner, significant shareholder, director or executive officer) for the benefit of Central Jersey Bancorp or Central Jersey Bank, N.A., or its customers, is subject to disclosure to and approval by the Chief Executive Officer of Central Jersey Bank, N.A. and further subject to disclosure to and approval by the Board of Directors when the Chief Executive Officer reasonably believes there is the potential for a material conflict between the director's interests and the interests of Central Jersey Bancorp and/or Central Jersey Bank, N.A.

         Corporate Governance: Director Independence

         Central Jersey Bancorp's Board of Directors is made up of fourteen directors, twelve of whom qualify as independent directors in accordance with the rules of The NASDAQ Global Market and the rules and regulations of the Securities and Exchange Commission. The following are the twelve independent members of the Board of Directors: James G. Aaron, Mark R. Aikins, Nicholas A. Alexander, John A. Brockriede, George S. Callas, James P. Dugan, M. Claire French, William H. Jewett, Paul A. Larson, Jr., John F. McCann, Carmen M. Penta and Mark G. Solow. In addition, all directors serving on Central Jersey Bancorp's Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee qualify as independent directors in accordance with the rules of The NASDAQ Global Market and the rules and regulations of the Securities and Exchange Commission.

         To alleviate the need for additional conference rooms at the Long Branch location of Central Jersey Bank, N.A., Central Jersey Bank, N.A. leases conference, office and storage space at 6 West End Court, Long Branch, New Jersey. The landlord of the space leased at 6 West End Court is MCB Associates, L.L.C. The following directors of Central Jersey Bancorp and/or its bank subsidiary have an interest in MCB Associates, L.L.C.: James G. Aaron, Esq., Nicholas A. Alexander, C.P.A., John A. Brockriede, John F. McCann, Mark G. Solow and James S. Vaccaro. The negotiations with respect to the leased conference, office and storage space at 6 West End Court were conducted at arms-length and the lease amount to be paid by Central Jersey Bank, N.A. was determined by an independent appraiser to be at fair market value. Based on the foregoing, the Board of Directors has determined that such related party transaction does not disqualify James G. Aaron, Esq., Nicholas A. Alexander, C.P.A., John A. Brockriede, John F. McCann and/or Mark G. Solow from qualifying as independent. In 2006 and 2005, Central Jersey Bancorp paid lease costs of $55,000 in each year in connection with its lease arrangement with MCB Associates, L.L.C.

         In 2006, the lending staff of Central Jersey Bank, N.A., from time to time, retained the services of the law firm of Ansell, Zaro, Grimm & Aaron, P.C., of which James G. Aaron, Esq., a director of Central Jersey Bancorp and its bank subsidiary, is a shareholder. The services performed by Ansell, Zaro, Grimm & Aaron, P.C. and the fees charged were on substantially the same terms as those prevailing at the time for comparable services from other law firms. In accordance with the Code of Ethics, the Chief Executive Officer of Central Jersey Bancorp and

Central Jersey Bank, N.A. and the Board of Directors determined that such services are not in conflict with the interests of Central Jersey Bancorp or Central Jersey Bank, N.A. nor do they disqualify Mr. Aaron from qualifying as an independent director.

Item 14. Principal Accountant Fees and Services
         --------------------------------------

         Audit Fees

         Central Jersey Bancorp paid a total of $234,600 in 2006 and $237,500 in 2005 to KPMG LLP for audit services, which included work related to the annual audit and quarterly reviews rendered in 2006 and 2005, respectively. It should be noted that of the fees incurred in 2006, $154,600 were related to the annual audit and $80,000 were related to compliance with Section 404 of Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and, of the fees incurred in 2005, $105,000 were related to the annual audit, $125,000 were related to compliance with Section 404 of Sarbanes-Oxley Act and $7,500 were related to services in connection with Central Jersey Bancorp's Registration Statement on Form S-8.

         Audit Related Fees

         There were no fees associated with audit related services.

         Tax Fees

         Central Jersey Bancorp paid a total of $29,000 in 2006 and $20,000 in 2005 to KPMG LLP for income tax consultation, including income tax compliance, tax advice and tax planning.

         All Other Fees

         The Audit Committee has considered whether the non-audit services provided by KPMG LLP, including services rendered in connection with income tax consultation, were compatible with maintaining its independence and has determined that the nature and substance of the limited non-audit services did not impair the status of KPMG LLP as Central Jersey Bancorp's independent auditors. None of the engagements of KPMG LLP, which were pre-approved by the Audit Committee, made use of the de minimis exception to pre-approval contained in the rules of the Securities and Exchange Commission which permit limited engagements for non-audit services involving amounts under a specified threshold.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services

         The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its Charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval process ensures that the independent registered public accounting firm does not provide any non-audit services to the Company that are prohibited by law or regulation.

         During the year ended December 31, 2006, 100% of the audit related fees, tax related fees and other fees set forth above were approved by the Audit Committee.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules
         ------------------------------------------

         (a)      Exhibits
                  --------

         Reference is made to the Index of Exhibits beginning on page E-1 herein.

         (b)      Financial Statement Schedules:
                  -----------------------------

         Reference is made to the Index of Consolidated Financial Statements on page F-1 of the Registrant's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2007. No schedules are included with the consolidated financial statements because the required information is inapplicable or is presented in the consolidated financial statements or notes thereto.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CENTRAL JERSEY BANCORP



Date:  April 30, 2007                By:    /s/ James S. Vaccaro
                                         -------------------------------------
                                         James S. Vaccaro
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

10.5.1* Amendment No. 1 to Change of Control Agreement, dated as of February 21, 2007, between the Registrant and Robert S. Vuono (Incorporated by reference to Exhibit 10.5.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).

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

10.8.1* Amendment No. 1 to Change of Control Agreement, dated as of February 21, 2007, between the Registrant and James S. Vaccaro (Incorporated by reference to Exhibit 10.8.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).

10.9* Change of Control Agreement, dated as of August 1, 2006, between the Registrant and Anthony Giordano, III (Incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K, dated August 1, 2006).

10.9.1* Amendment No. 1 to Change of Control Agreement, dated as of February 21, 2007, between the Registrant and Anthony Giordano, III (Incorporated by reference to Exhibit 10.9.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).

10.10* Change of Control Agreement, dated as of February 21, 2007, between the Registrant and Thomas J. Garrity (Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).

10.11* Change of Control Agreement, dated as of February 21, 2007, between the Registrant and Lisa A. Borghese (Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).

10.12 Registrant's 2005 Equity Incentive Plan (Incorporated by reference to exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

14.1 Chief Executive and Senior Financial Officer Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31,
                  2003).

21.1 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).

23.1 Consent of KPMG LLP, as to the Registrant's consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 (Incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).

31.1              Section 302 Certification of Chief Executive Officer.

31.2              Section 302 Certification of Chief Financial Officer.

32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350.

32.2              Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350.

-----------------------------------------
*Constitutes a management contract.