Form 10-Q
period 2007-03-31
CENTRAL JERSEY BANCORP
filed 2007-05-10
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2007.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________.

                         Commission file number 0-49925

                             Central Jersey Bancorp
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

As of May 6, 2007, there were 8,257,553 shares of the registrant's common stock, par value $.01 per share, outstanding.


                                   Central Jersey Bancorp
                                     INDEX TO FORM 10-Q
                                     ------------------
                                                                                       PAGE
                                                                                       ----
PART I.    FINANCIAL INFORMATION
------     ---------------------
Item 1.    Financial Statements

           Consolidated Statements of Financial Condition
           as of March 31, 2007 (unaudited) and December 31, 2006........................1

           Consolidated Statements of Income (unaudited)
           for the three months ended March 31, 2007  and 2006...........................2

           Consolidated Statements of Changes in Shareholders' Equity (unaudited)
           for the three months ended March 31, 2007 and 2006............................3

           Consolidated Statements of Cash Flows (unaudited)
           for the three months ended March 31, 2007 and 2006............................4

           Notes to Unaudited Consolidated Financial Statements..........................5

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations.............................13

Item 3.    Quantitative and Qualitative Disclosures about Market Risk...................23

Item 4.    Controls and Procedures......................................................24

PART II.   OTHER INFORMATION
-------    -----------------

Item 1.    Legal Proceedings............................................................25

Item 1A.   Risk Factors.................................................................25

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds..................25

Item 3.    Defaults Upon Senior Securities..............................................25

Item 4.    Submission of Matters to a Vote of Security Holders..........................25

Item 5.    Other Information............................................................25

Item 6.    Exhibits.....................................................................25

Signatures..............................................................................26

Index of Exhibits......................................................................E-1


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


                                 PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006
                                     (dollars in thousands)
                                                                    March 31,      December 31,
                                                                      2007            2006
                                                                  ------------    ------------
ASSETS                                                            (unaudited)
------
Cash and due from banks                                           $     10,545    $     16,162
Federal funds sold                                                      34,186          21,634
                                                                  ------------    ------------
Cash and cash equivalents                                               44,731          37,796
Investment securities available-for-sale, at market value               94,529          95,735
Investment securities held-to-maturity (market value of $20,130
     (unaudited) and $20,454 at March 31, 2007 and December 31,
     2006, respectively)                                                20,449          20,820
Federal Reserve Bank Stock                                               1,952           1,952
Federal Home Loan Bank Stock                                               542             542
Loans held-for-sale                                                      1,925             242

Loans                                                                  318,984         315,322
     Less: Allowance for loan losses                                     3,447           3,229
                                                                  ------------    ------------
          Loans, net                                                   315,537         312,093

Accrued interest receivable                                              2,740           2,613
Premises and equipment                                                   5,185           5,357
Bank owned life insurance                                                3,476           3,447
Goodwill                                                                26,957          26,957
Core deposit intangible                                                  2,340           2,478
Due from broker                                                             --           3,527
Other assets                                                             2,081           2,740
                                                                  ------------    ------------
          Total assets                                            $    522,444    $    516,299
                                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
     Non-interest bearing                                         $     82,319    $     83,482
     Interest bearing                                                  344,567         343,795
                                                                  ------------    ------------
                                                                       426,886         427,277
Other borrowings                                                        23,373          17,099
Subordinated debentures                                                  5,155           5,155
Accrued expenses and other liabilities                                   1,469           1,273
                                                                  ------------    ------------
          Total liabilities                                            456,883         450,804
                                                                  ------------    ------------

Shareholders' equity:
Common stock, par value $0.01 per share. Authorized
     100,000,000 shares and issued and outstanding
     8,670,430 and 8,667,280 shares at March 31, 2007 and
     December 31, 2006, respectively                                        87              87
Additional paid-in capital                                              60,511          60,501
Accumulated other comprehensive loss                                       (91)         (1,409)
Retained earnings                                                        5,054           6,316
                                                                  ------------    ------------
          Total shareholders' equity                                    65,561          65,495
                                                                  ------------    ------------
          Total liabilities and shareholders' equity              $    522,444    $    516,299
                                                                  ============    ============

See accompanying notes to consolidated financial statements.

                                               1

                             CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH, 2007 AND 2006
                     (dollars in thousands, except per share amounts)

                                                                   Three months ended
                                                                        March 31,
                                                                   2007            2006
                                                                -----------    -----------
                                                                        (unaudited)
Interest and dividend income:
     Interest and fees on loans                                 $     5,786    $     5,605
     Interest on securities available-for-sale                        1,041          1,156
     Interest on federal funds sold and due from banks                  335             48
     Interest on securities held-to-maturity                            236            255
                                                                -----------    -----------
          Total interest and dividend income                          7,398          7,064

Interest expense:
     Interest expense on deposits                                     3,103          2,097
     Interest expense on other borrowings                               159            603
     Interest expense on subordinated debentures                        109             99
                                                                -----------    -----------
          Total interest expense                                      3,371          2,799

                                                                -----------    -----------
          Net interest income                                         4,027          4,265
                                                                -----------    -----------

Provision for loan losses:                                              125             51
                                                                -----------    -----------
          Net interest income after provision for loan losses         3,902          4,214
                                                                -----------    -----------

Other income:
     Impairment on available-for-sale securities                     (1,957)            --
     Service charges on deposit accounts                                354            339
     Income on bank owned life insurance                                 29             29
     Gain on sale of loans held-for-sale                                  6            110
     Other service charges, commissions and fees                         --              2
                                                                -----------    -----------
          Total other (loss) income                                  (1,568)           480
                                                                -----------    -----------

Operating expenses:
     Salaries and employee benefits                                   1,819          1,882
     Net occupancy expenses                                             473            402
     Data processing fees                                               229            203
     Core deposit intangible amortization                               138            155
     Other operating expenses                                           992            899
                                                                -----------    -----------
          Total other expenses                                        3,651          3,541
                                                                -----------    -----------

(Loss) income before provision for income taxes                      (1,317)         1,153

Income tax (benefit) expense                                            (55)           428
                                                                -----------    -----------

          Net (loss) income                                     $    (1,262)   $       725
                                                                ===========    ===========

Basic (loss) earnings per share                                 $     (0.15)   $      0.08
                                                                ===========    ===========
Diluted (loss) earnings per share                               $     (0.15)   $      0.08
                                                                ===========    ===========

Average basic shares outstanding                                  8,668,330      8,610,316
                                                                ===========    ===========
Average diluted shares outstanding                                8,668,330      9,252,069
                                                                ===========    ===========

See accompanying notes to consolidated financial statements.

                                            2

                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                                   (dollars in thousands)


                                                                               Accumulated
                                                                Additional        other
                                                    Common        paid-in     comprehensive      Retained
                                                    stock         capital     (loss) income      earnings           Total
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005                     $         86   $     59,995   $     (2,153)   $      3,850      $   61,778
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                                 --             --             --             725             725
Unrealized loss on securities
   available-for-sale, net of tax of $88                   --             --           (145)             --            (145)
                                                                                                                 ----------
Total comprehensive income                                 --             --             --              --             580

Exercise of stock options - 51,073 shares                  --            365             --              --             365

----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2006                        $         86   $     60,360   $     (2,298)   $      4,575      $   62,723
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2006                     $         87   $     60,501   $     (1,409)   $      6,316      $   65,495
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net loss                                                   --             --             --          (1,262)         (1,262)
Unrealized loss on securities
   available-for-sale, net of tax of ($5)                  --             --              7              --               7
Impairment on securities
   available-for-sale, net of tax of ($646)                --             --          1,311              --           1,311
                                                                                                                 ----------
Total comprehensive income                                 --             --             --              --              56

Exercise of stock options - 3,150 shares                   --             10             --              --              10

----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2007                        $         87   $     60,511   $        (91)   $      5,054      $   65,561
============================================================================================================================

See accompanying notes to consolidated financial statements.

                                                             3

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                                  (dollars in thousands)
                                                                                                      Three months ended
                                                                                                           March 31,
                                                                                                       2007        2006
                                                                                                     --------    --------
                                                                                                    (unaudited) (unaudited)
Cash flows from operating activities:
     Net (loss) income                                                                               $ (1,262)   $    725
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
    Increase in cash surrender value of life insurance                                                    (29)        (29)
    Deferred taxes                                                                                         44         219
    Tax benefit of stock option exercises                                                                  --        (102)
    Provision for loan losses                                                                             125          51
    Depreciation and amortization                                                                         194         221
    Net discount accretion on held-to-maturity securities                                                  (2)         (1)
    Net premium amortization on available-for-sale securities                                              32          45
    Core deposit intangible amortization                                                                  138         155
    Impairment on available-for-sale securities                                                         1,957          --
    Gain on the sale of loans held-for-sale                                                                (6)       (110)
    Originations of loans held-for-sale                                                                (5,147)     (9,799)
    Proceeds from the sale of loans held-for-sale                                                       3,470      11,120
    (Increase) decrease in accrued interest receivable                                                   (127)          5
    Increase  in other assets                                                                             (24)       (223)
    Increase (decrease) in accrued expenses and other liabilities                                         196        (348)
                                                                                                     --------    --------
         Net cash (used in) provided by operating activities                                             (441)      1,929
                                                                                                     --------    --------

Cash flows from investing activities:
     Maturities of and paydowns on investment securities held-to-maturity                                 373         471
     Maturities of and paydowns on investment securities available-for-sale                             1,174       2,511
     Decrease in due from broker                                                                        3,527          --
     Net increase in loans                                                                             (3,569)     (5,946)
     Purchases of premises and equipment, net                                                             (22)       (124)
                                                                                                     --------    --------
           Net cash provided by (used in) investment activities                                         1,483      (3,088)
                                                                                                     --------    --------

Cash flows from financing activities:
     Net proceeds from stock options exercised                                                             10         467
     Net decrease in non-interest bearing deposits                                                     (1,163)     (3,437)
     Net increase (decrease) in interest bearing deposits                                                 772     (10,565)
     Net increase in other borrowings                                                                   6,274      10,905
                                                                                                     --------    --------
           Net cash provided by (used in) financing activities                                          5,893      (2,630)
                                                                                                     --------    --------

            Increase (decrease) in cash and cash equivalents                                            6,935      (3,789)

Cash and cash equivalents at beginning of period                                                       37,796      21,228
                                                                                                     --------    --------
Cash and cash equivalents at end of period                                                           $ 44,731    $ 17,439
                                                                                                     ========    ========

Cash paid during the period for:
     Interest                                                                                        $  3,257    $  2,775
                                                                                                     ========    ========
     Income taxes                                                                                    $     --    $     --
                                                                                                     ========    ========

See accompanying notes to consolidated financial statements.

                                                            4

                      Central Jersey Bancorp and Subsidiary

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

Note 1.  Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements include the accounts of Central Jersey Bancorp and its wholly-owned subsidiary, Central Jersey Bank, N.A., which are sometimes collectively referred to herein as the "Company."

The interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations that may be expected for all of 2007.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

The number of shares outstanding and earnings per share amounts set forth herein for all periods presented have been adjusted to reflect the 5% stock dividend, paid on July 1, 2006 for shareholders of record June on 15, 2006, and the 5% stock dividend, announced on April 30, 2007, for shareholders of record June 15, 2007.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Central Jersey Bancorp's Annual Report on Form 10-K for the year ended December 31, 2006.

Certain prior period amounts have been reclassified to correspond with the current period presentation.

Note 2.  Earnings Per Share
---------------------------

The following table reconciles shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2007 and 2006:

                                             Three months ended
                                                 March 31,
                                             2007        2006
                                           ---------------------
Average basic shares outstanding           8,668,330   8,610,316
Add effect of dilutive securities:
       Stock options                              --     641,753
                                           ---------------------
Average diluted shares outstanding         8,668,330   9,252,069
                                           ---------------------

For the three months ended March 31, 2007, the effect of dilutive securities related to the Company's Employee and Director Stock Option plan totaled 470,552 which, when added to the average basic shares outstanding totaling 8,668,330, would have resulted in average diluted shares outstanding totaling 9,138,882. However, in accordance with Statement of Financial Accounting

                      Central Jersey Bancorp and Subsidiary

Standards ("SFAS") No. 128, Earnings Per Share, due to the Company reporting a net loss for the three months ended March 31, 2007, including potential common shares in the denominator of a diluted per-share computation would result in an antidilutive per-share amount.

Stock Appreciation Rights

On January 31, 2006, the Company granted under its 2005 Equity Incentive Plan 165,375 Stock Appreciation Rights ("SARS") (93,713 were granted to employees and 71,662 were granted to directors), each with an exercise price of $9.87. Of this amount, 5,510 SARS were subsequently forfeited. These SARS can only be settled in cash. The SARS vest over a four year period and expire February 1, 2016. The fair value of SARS granted was estimated on March 31, 2007 using the
Black-Scholes option pricing model with the following weighted-average assumptions used: stock price $9.53, dividend yield of 0%; expected volatility of 41.17%; risk free interest rate of 4.54%; and expected lives of seven years. These SARS had a fair value of approximately $4.73 per share at March 31, 2007. The Company recorded share based payment expense of approximately $92,000 (pre-tax) related to the granting of SARS during the three months ended March 31, 2007. As of March 31, 2007, total unvested compensation expense was approximately $664,000 (pre-tax) and will vest over 34 months.

A summary of the status of the Company's SARS for the three months ended March 31, 2007 is presented below:

                                          For the three months ended
                                               March 31, 2007
---------------------------------------------------------------------
                                                            Weighted
                                                            average
                                                            exercise
                                              SARS           price
---------------------------------------------------------------------

Outstanding at beginning of year             159,865      $      9.87

Granted                                           --               --

Forfeited                                         --               --

Exercised                                         --               --
=====================================================================

Outstanding at period end                    159,865      $      9.87
=====================================================================
                                              39,966      $      9.87
SARS exercisable at period end

Weighted average fair value of
     SARs granted                          $    4.73
=====================================================================

                      Central Jersey Bancorp and Subsidiary

Stock Option Plan

In 2000, the Company established its Employee and Director Stock Option Plan (the "Plan"). The Plan currently provides for the granting of stock options to purchase in aggregate up to 1,458,605 shares of the Company's common stock, subject to adjustment for certain dilutive events such as stock distributions. During the three months ended March 31, 2007, no options were granted. As a result of the January 1, 2005 combination with Allaire Community Bank, all outstanding options granted under the Plan became fully vested. In addition, options to purchase 763,551 shares of Allaire Community Bank common stock were converted into options to purchase 763,551 shares of Central Jersey Bancorp common stock, all of which are fully vested.

A summary of the status of the Company's stock options as of and for the three months ended March 31, 2007 is presented below:

                                           For the three months ended
                                                March 31, 2007
---------------------------------------------------------------------
                                                            Weighted
                                                             average
                                                            exercise
                                               Shares         price
---------------------------------------------------------------------

Outstanding at beginning of year              1,429,800    $     4.93

Granted                                              --            --

Forfeited                                            --            --

Exercised                                        (3,150)         3.11
=====================================================================
Outstanding at period end                     1,426,650    $     4.94
=====================================================================

Options exercisable at period end             1,426,650    $     4.94

Weighted average fair value of
     options granted                                           n/a(1)
=====================================================================

-------------------------
(1) No stock options were granted in 2007.

                      Central Jersey Bancorp and Subsidiary


Note 3.  Loans Receivable, Net and Loans Held-for-Sale
------------------------------------------------------

Loans receivable net and loans held-for-sale, at March 31, 2007 and December 31, 2006, consisted of the following (in thousands):

                                                      March 31,     December 31,
Loan Type                                                2007           2006
---------                                            ------------   ------------

Real estate loans - commercial                       $    242,614   $    237,015
Home equity and second mortgages                           37,112         35,573
Commercial and industrial loans                            32,049         35,476
1-4 family real estate loans                                4,005          4,182
Consumer loans                                              3,016          2,857
                                                     ------------   ------------

     Subtotal                                        $    318,796   $    315,103
Less:
Net deferred fees                                             188            219
     Allowance for loan losses                              3,447          3,229
                                                     ------------   ------------
          Net loans                                  $    315,537   $    312,093
                                                     ============   ============

Loans held-for-sale                                  $      1,925   $        242
                                                     ============   ============

Non-Performing Loans

Loans are considered to be non-performing if they (a) are on a non-accrual basis, (b) are past due ninety days or more and still accruing interest, or (c) have been renegotiated to provide a reduction or deferral of interest because of a weakening in the financial position of the borrowers. A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. Central Jersey Bancorp had non-accrual loans totaling $90,000 at March 31, 2007, as compared to $91,000 at December 31, 2006.

There were no loan charge-offs and $93,000 in loan loss recoveries during the three months ended March 31, 2007, as compared to no loan charge-offs and no loan loss recoveries for the same prior year period.

                      Central Jersey Bancorp and Subsidiary

Note 4.  Deposits
-----------------

The major types of deposits at March 31, 2007 and December 31, 2006 were as follows (in thousands):

                                                       March 31,    December 31,
Deposit Type                                             2007           2006
------------                                         ------------   ------------

Demand deposits, non-interest bearing                $     82,319   $     83,482
Savings, N.O.W. and money market accounts                 194,556        202,650
Certificates of deposit of less than $100,000              81,972         75,842
Certificates of deposit of $100,000 or more                68,039         65,303
                                                     ------------   ------------

     Total                                           $    426,886   $    427,277
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

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of subordinated debentures from Central Jersey Bancorp. The subordinated debentures bear a variable interest rate equal to LIBOR plus 285 basis points. Although the subordinated debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp. At March 31, 2007, $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital. Central Jersey Bancorp is using the proceeds it received from the subordinated debentures to support the general balance sheet growth of Central Jersey Bancorp and to help ensure that Central Jersey Bank, N.A. maintains the required regulatory capital ratios.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At March 31, 2007, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities. Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital. However, in the

                      Central Jersey Bancorp and Subsidiary

event that the trust preferred issues do not qualify as Tier I Capital, Central Jersey Bank, N.A. would remain well capitalized.

Note 6.  Other-Than-Temporary Impairment
----------------------------------------

Central Jersey Bancorp has initiated a balance sheet restructuring strategy involving approximately $88.6 million of investment securities held in the available-for-sale investment portfolio in accordance with SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities. The restructuring resulted in a one-time pre-tax impairment charge of approximately $1.96 million, which is reflected in Central Jersey Bancorp's consolidated financial statements for the three months ended March 31, 2007. Available-for-sale investment securities, consisting primarily of lower yielding fixed rate callable agency investment securities will be sold during the second quarter of 2007 and replaced with higher yielding investment securities with a comparable to modestly shorter aggregate weighted average life. The market value loss that these investment securities carried at March 31, 2007, was recorded as an other-than-temporary impairment since Central Jersey Bancorp did not have the intent to hold these securities to recovery. The investment securities the Company identified as impaired were primarily fixed rate government sponsored agency bonds that either had a below market interest rate coupon or a longer than desired maturity term.

Note 7.  Income Taxes
---------------------

The Company recorded an income tax benefit of $55,000 for the three months ended March 31, 2007 on a loss before income taxes of $1.3 million, resulting in an effective tax benefit rate of (4.18%), as compared to income tax expense of $428,000 on income before taxes of $1.2 million for the same period in 2006, resulting in an effective tax rate of 37.12%. The income tax benefit recorded by the Company for the three months ended March 31, 2007 resulted from the $1.3 million loss realized by the Company during this period. The loss is due to the overall decrease in the taxable income of the Company as well as the fact that the majority of the investment securities for which the previously-mentioned other-than-temporary impairment was recorded are held by CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A. A full valuation allowance has been recorded for the impairment of the investment securities to be sold by CJB Investment Company. The impairment of the investment securities at the investment company level is considered a capital loss for tax purposes while the impairment of the investment securities held by Central Jersey Bank, N.A. is considered an ordinary loss for tax purposes. CJB Investment Company does not, at this time, have the ability to generate capital gains and utilize the capital losses and thus a full valuation allowance is required for the investment company available-for-sale securities which were identified as other-than-temporarily impaired.

Note 8. Recent Accounting Pronouncements
----------------------------------------

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

                      Central Jersey Bancorp and Subsidiary

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

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized, or continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Central Jersey Bancorp's adoption of FIN 48 on January 1, 2007 did not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. This Statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Earlier application is encouraged, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Central Jersey Bancorp does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force ("EITF") of the FASB discussed public comments received on two issues: (1) EITF Issue No. 06-4, Accounting for Deferred Compensation and Post-Retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and (2) EITF Issue 06-5, Accounting for Purchases of Life Insurance -- Determining the Amount that could be Realized in Accordance with FASB Technical Bulletin 85-4 (Accounting for Purchases of Life Insurance). On September 7, the EITF agreed to clarify certain points based on public comments. The EITF reached a consensus that an employer should recognize a liability for future benefits under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion No. 12, Omnibus Opinion - 1967, for an endorsement split-dollar life insurance arrangement subject to the EITF Issue No. 06-4. This liability is to be based on the substantive agreement with the employee. The

                      Central Jersey Bancorp and Subsidiary

consensus is effective for fiscal years beginning after December 15, 2007. Early adoption is permitted as of the beginning of an entity's fiscal year. Entities should recognize the effects of applying the consensus on this issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption. Retrospective application to all prior periods is permitted. Central Jersey Bancorp is evaluating the impact of adoption of EITF 06-4 on its consolidated financial statements.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

General

The following discussion and analysis is intended to provide information about the Company's financial condition as of March 31, 2007 and results of operations for the three months ended March 31, 2007 and 2006. The following information should be read in conjunction with the Company's unaudited consolidated financial statements for the three months ended March 31, 2007 and 2006, including the related notes thereto, contained elsewhere in this document.

Critical Accounting Policies

"Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures found elsewhere in this quarterly report on Form 10-Q, are based upon the Company's unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to Central Jersey Bancorp's audited consolidated financial statements for the year ended December 31, 2006, included with Central Jersey Bancorp's annual report on Form 10-K for the year ended December 31, 2006, contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses and the impairment of investment securities requires management to make difficult and subjective judgments that often require assumptions or estimates about uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Company's Audit Committee and its Board of Directors.

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

On a quarterly basis, the Company evaluates investment securities for other-than-temporary impairment. For individual investment securities classified as either available-for-sale or held-to-maturity, a determination is made as to whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual investment security shall be written down to fair value as a new cost basis and the amount of the write-down shall be included in earnings (that is, accounted for as a realized loss). The new cost basis shall not be changed for subsequent recoveries in fair value. Subsequent increases in the fair value of available-for-sale securities shall be included as a separate component of equity; subsequent decreases in fair value, if not an other-than-temporary impairment, also shall be included as a separate component of equity.

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

A loan is considered past due when a payment has not been received in accordance with the contractual terms. Generally, commercial loans are placed on non-accrual status when they are 90 days past due unless they are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal and interest is in doubt. Commercial loans are generally charged off after an analysis is completed which indicates that collectibility of the full principal balance is in doubt. Consumer loans are generally charged off after they become 120 days past due. Mortgage loans are not generally placed on a non-accrual status unless the value of the real estate has deteriorated to the point that a potential loss of principal or interest exists. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current and future collectibility is reasonably assured, loans are returned to accrual status. Mortgage loans are generally charged off when the value of the underlying collateral does not cover the outstanding principal balance. Loan origination and commitment fees less certain costs are deferred and the net amount amortized as an adjustment to the related loan's yield. Loans held-for-sale are recorded at the lower of aggregate cost or market value.

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

Income taxes are accounted for under the asset and liability method. Current income taxes are provided for based upon amounts estimated to be currently payable, for both federal and state income taxes. Deferred federal and state tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial statement and tax basis of existing assets and liabilities. Deferred tax assets are recognized for future deductible temporary differences and tax loss carryforwards if their realization is "more-likely-than-not." The effect of a change in the tax rate on deferred taxes is recognized in the period of the enactment date.

Comprehensive income is segregated into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available-for-sale. Comprehensive income is presented in the Statements of Changes in Shareholders' Equity.

The Company's operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services. The Company operates primarily in the geographical region of Central New Jersey. Management makes operating decisions and assesses performance based on an ongoing review of the Company's consolidated financial results. Therefore, the Company has a single operating segment for financial reporting purposes.

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

Overview

Central Jersey Bancorp has initiated a balance sheet restructuring strategy involving approximately $88.6 million of investment securities held in the available-for-sale investment portfolio in accordance with SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities. The restructuring resulted in a one-time pre-tax impairment charge of approximately $1.96 million, which is reflected in Central Jersey Bancorp's consolidated financial statements for the three months ended March 31, 2007. Available-for-sale investment securities, consisting primarily of lower yielding fixed rate callable agency investment securities will be sold during the second quarter of 2007 and replaced with higher yielding investment securities with a comparable to modestly shorter aggregate weighted average life. The market value loss that these investment securities carried at March 31, 2007, was recorded as an other-than-temporary impairment since Central Jersey Bancorp did not have the intent to hold these securities to recovery. The investment securities the Company identified as impaired were primarily fixed rate government sponsored agency bonds that either had a below market interest rate coupon or a longer than desired maturity term.

As a result of the previously-mentioned balance sheet restructuring, Central Jersey Bancorp reported a net loss of $1.3 million for the three months ended March 31, 2007, as compared to net income of $725,000 for the same period in 2006. Basic and diluted loss per share for the three months ended March 31, 2007 were each ($0.15), as compared to basic and diluted earnings per share that were each $0.08 for the same period in 2006. Per share earnings have been adjusted in all periods to reflect the 5% stock dividend paid on July 1, 2006, and the 5% stock dividend, announced on April 30, 2007, for shareholders of record June 15, 2007.

The Company recorded an income tax benefit of $55,000 for the three months ended March 31, 2007 on a loss before income taxes of $1.3 million, resulting in an effective tax benefit rate of (4.18%), as compared to income tax expense of $428,000 on income before taxes of $1.2 million for the same period in 2006, resulting in an effective tax rate of 37.12%. The income tax benefit recorded by the Company for the three months ended March 31, 2007, is a result from the $1.3 million loss realized by the Company during this period. The loss is due to the overall decrease in the taxable income of the Company as well as the fact that the majority of the investment securities for which the previously-mentioned other-than-temporary impairment was recorded are held by CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A. A full valuation allowance has been recorded for the impairment of investment securities to be sold by CJB Investment Company. The impairment of the investment securities at the investment company level are considered capital losses for tax purposes while the impairment of the investment securities held by Central Jersey Bank, N.A. are considered ordinary losses for tax purposes. CJB Investment Company does not, at this time, have the ability to generate capital gains and utilize the capital losses and thus a full valuation allowance is required for the investment company available-for-sale securities which were identified as other-than-temporarily impaired.

Total assets of $522.4 million at March 31, 2007 were comprised primarily of $115.0 million in investment securities, $315.5 million in net loans, $1.9 million in loans held-for-sale and $44.7 million in cash and cash equivalents, as compared to total assets of $516.3 million at December 31, 2006, which primarily consisted of $116.6 million in investment securities, $312.1 million in net loans, $242,000 in residential loans held-for-sale and $37.8 million in cash and cash equivalents. Total assets at March 31, 2007 were funded primarily through deposits totaling $426.9 million and other borrowings totaling $23.4 million, as compared to $427.3 million and $17.1 million, respectively, at December 31, 2006.

At March 31, 2007, non-accrual loans totaled $90,000 as compared to $91,000 at December 31, 2006. There were no loan charge-offs during the three months ended March 31, 2007 and 2006. Recoveries totaled $93,000 during the three months ended March 31, 2007, as compared to no recoveries for the same prior year period.

Results of Operations

General

Central Jersey Bancorp's principal source of revenue is derived from its bank subsidiary's net interest income, which is the difference between interest income on earning assets and interest expense on deposits and borrowed funds. Interest-earning assets consist principally of loans, investment securities and federal funds sold, while the sources used to fund such assets consist primarily of deposits. Central Jersey Bancorp's net income is also affected by its bank subsidiary's provision for loan losses, other-than-temporary impairment of investment securities, other income and other expenses. Other income consists primarily of service charges and fees. Other expenses consist primarily of salaries and employee benefits, occupancy costs and other operating related expenses.

For the three months ended March 31, 2007 and 2006

Net Interest Income

Net interest income was $4.0 million for the three months ended March 31, 2007, as compared to $4.3 million for the same period in 2006. Net interest income for the three months ended March 31, 2007 was comprised primarily of $5.8 million of interest and fees on loans, $1.3 million of interest on securities, and $335,000 of interest on federal funds sold and due from banks, less interest expense on deposits of $3.1 million, interest expense on borrowed funds of $159,000 and interest expense on subordinated debentures of $109,000. The average net interest margin for the three months ended March 31, 2007 was 3.48% as compared to 3.69% for the same period in 2006.

Interest and dividend income was $7.4 million for the three months ended March 31, 2007, as compared to $7.1 million for the same period in 2006. This represents an increase of $300,000, or 4.2%, which is due primarily to the general increase in interest rates and commercial loan growth. The average yield on interest-earning assets increased to 6.41% for the three months ended March 31, 2007, as compared to 6.16% for the same period in 2006. Average interest-earning assets, which were 90.6% of average total assets, totaled $462.3 million for the three months ended March

31, 2007, and were comprised primarily of $317.9 million in loans, $117.9 million in investment securities, $22.9 million in federal funds sold and $3.6 million in other interest bearing deposits.

Interest expense was $3.4 million for the three months ended March 31, 2007, as compared to $2.8 million for the same period in 2006. This represents an increase of $600,000, or 21.4%. The increase was due primarily to the cost of interest bearing liabilities which increased to an average cost of 3.73% for the three months ended March 31, 2007 from an average cost of 3.03% for the same period in 2006. Average interest-bearing deposits totaled $337.7 million for the three months ended March 31, 2007, as compared to $308.1 million for the same period in 2006, an increase of 9.6%, and were comprised of $120.4 million in interest-bearing checking and money market deposits, $72.9 million in savings deposits and $144.4 million in time deposits. Interest expense associated with borrowings and subordinated debentures totaled $159,000 and $109,000, respectively, for the three months ended March 31, 2007, as compared to $603,000 and $99,000, respectively, for the same period in 2006. Borrowings for the three months ended March 31, 2007 averaged $17.3 million, as compared to $53.5 million for the same period in 2006.

Provision for Loan Losses

For the three months ended March 31, 2007, the provision for loan losses was $125,000, as compared to $51,000 for the same period in 2006. The increase is due primarily to the growth of the loan portfolio during the three months ended March 31, 2007 and additional loan loss reserves recorded in conjunction with the downgrade in risk rating on certain commercial loans. Recoveries totaled $93,000 during the three months ended March 31, 2007, as compared to no recoveries for the same prior year period.

Non-Interest Income

Non-interest income, which consists of service charges on deposit accounts, income from bank owned life insurance, fees from the gain on the sale of residential mortgages and the impairment on available-for-sale investment securities, was a loss of $1.6 million for the three months ended March 31, 2007, as compared to income of $480,000, for the same prior year period. The non-interest income loss for the three months ended March 31, 2007, is directly related to the previously-disclosed $1.96 million, pre-tax, other than temporary impairment recorded in conjunction with the one-time balance sheet restructuring charge.

Non-Interest Expense

Non-interest expense was $3.6 million for the three months ended March 31, 2007, as compared to $3.5 million for the same period in 2006. Non-interest expense generally includes costs associated with employee salaries and benefits, occupancy expenses, data processing fees, professional fees and other operating expenses.

The table below present's non-interest expense, by major category, for the three months ended March 31, 2007 and 2006 (in thousands):

                                      Three months ended
                                          March 31,
Non-Interest Expense                    2007     2006
--------------------                   ------   ------

Salaries and employee benefits         $1,819   $1,882
Net occupancy expenses                    473      402
Data processing fees                      229      203
Outside service fees                      202      209
Core deposit intangible amortization      138      155
Audit and tax fees                        115       63
Legal fees and expenses                   113       21
Printing, stationery, and supplies         62       53
Advertising and marketing expenses         36       50
Other operating expenses                  464      503
                                       ------   ------
      Total                            $3,651   $3,541
                                       ======   ======

Income Tax (Benefit) Expense

The Company recorded an income tax benefit of $55,000 for the three months ended March 31, 2007 on a loss before income taxes of $1.3 million, resulting in an effective tax benefit rate of (4.18%), as compared to income tax expense of $428,000 on income before taxes of $1.2 million for the same period in 2006, resulting in an effective tax rate of 37.12%. The income tax benefit recorded by the Company for the three months ended March 31, 2007 resulted from the $1.3 million loss realized by the Company during this period. The loss is due to the overall decrease in the taxable income of the Company as well as the fact that the majority of the investment securities for which the previously-mentioned other-than-temporary impairment was recorded are held by CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A. A full valuation allowance has been recorded for the impairment of the investment securities to be sold by CJB Investment Company. The impairment of investment securities at the investment company level is considered a capital loss for tax purposes while the impairment of investment securities held by Central Jersey Bank, N.A. is considered an ordinary loss for tax purposes. CJB Investment Company does not, at this time, have the ability to generate capital gains and utilize the capital losses and thus a full valuation allowance is required for the investment company available-for-sale securities which were identified as other-than-temporarily impaired.

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on hand, due from banks and federal funds sold. At March 31, 2007, cash and cash equivalents were $44.7 million, an increase of $6.9 million, or 18.3%, from the December 31, 2006 total of $37.8 million. During this period, federal funds sold increased by $12.6 million. This increase was due primarily to the timing of cash flows related to the Company's business activities.

Investment Portfolio

Investment securities totaled $115.0 million at March 31, 2007, a decrease of $1.6 million, or 1.4%, from the December 31, 2006 total of $116.6 million. This decrease was primarily attributable to principal pay downs on mortgage-backed securities. The proceeds received by Central Jersey Bancorp from these transactions were used to fund loan growth that occurred during the period.

Loan Portfolio

Loans held-for-sale totaled $1.9 million at March 31, 2007, as compared to $242,000 at December 31, 2006. The increase in loans held-for-sale is due primarily to the timing of residential mortgage loan closings.

Loans, net of the allowance for loan losses, closed the three months ended March 31, 2007 at $315.5 million, an increase of $3.4 million, or 1.1%, over the $312.1 million balance at December 31, 2006. The modest increase is due primarily to the origination of commercial real estate loans during the period.

The allowance for loan losses, which began the year at $3.23 million, or 1.02% of total loans, was $3.45 million at March 31, 2007, with the allowance for loan losses ratio at 1.08% of total loans. The increase in the allowance for loan losses ratio is due primarily to the incremental loan loss provision recorded in conjunction with the downgrade in risk rating of certain commercial loans. Recoveries totaled $93,000 during the three months ended March 31, 2007, as compared to no recoveries for the prior year period.

Non-performing Loans

A loan is considered to be non-performing  if it (1) is on a non-accrual  basis,
(2) is past due ninety days or more and still accruing interest, or (3) has been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial position of the borrower. A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only where it is both adequately secured as to principal and is in the process of collection. Central Jersey Bancorp, at March 31, 2007, had non-performing loans totaling $90,000, as compared to $91,000 at December 31, 2006.

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

As of March 31, 2007, loans on the watch list totaled $5.4 million, as compared to $5.0 million at December 31, 2006.

Allowance for Loan Losses and Related Provision

For the three months ended March 31, 2007, the provision for loan losses was $125,000, as compared to $51,000 for the same period in 2006. The increase is due primarily to the growth of the loan portfolio during the three months ended March 31, 2007 and the incremental loan loss provision recorded in conjunction with the downgrade in risk rating of certain commercial loans.

Loan portfolio composition remained consistent at March 31, 2007, as compared to December 31, 2006, with commercial loans comprising 86.2% of total loans outstanding at March 31, 2007, as compared to 85.5% at December 31, 2006. In addition, Central Jersey Bancorp had non-accrual loans totaling $90,000 at March 31, 2007, as compared to $91,000 at December 31, 2006. Net loans totaled $315.5 million at March 31, 2007, as compared to $312.1 million at December 31, 2006, an increase of $3.4 million, or 1.1%. The allowance for loan losses increased to $3.45 million, or 1.08% of total gross loans, at March 31, 2007, as compared to $3.23 million, or 1.02% of total gross loans, at December 31, 2006. The increase in the allowance for loan losses ratio is due primarily to the incremental loan loss provision recorded in conjunction with the downgrade in risk rating of certain commercial loans.

Deposits

One of Central Jersey Bancorp's primary strategies is the accumulation and retention of core deposits. Core deposits are defined as all deposits with the exception of certificates of deposits in excess of $100,000. Deposits, at March 31, 2007, totaled $426.9 million, a decrease of $400,000, or .09%, from the December 31, 2006 total of $427.3 million. Core deposits as a percentage of total deposits were 84.1% and 84.7%, at March 31, 2007 and December 31, 2006, respectively.

Borrowings

Other borrowings were $23.4 million at March 31, 2007, as compared to $17.1 million at December 31, 2006, representing an increase of $6.3 million, or 36.7%. These borrowings are short-term in nature. The increase is due to growth in Central Jersey Bank, N.A.'s sweep account product for business customers.

Liquidity and Capital Resources

Liquidity defines the ability of Central Jersey Bank, N.A. to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank's asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements. The liquidity needs of Central Jersey Bank, N.A. have been primarily met by cash on hand, loan and investment amortizations and borrowings. Central Jersey Bank, N.A. invests funds not needed for operations (excess liquidity) primarily in daily federal funds sold. During the three months ended March 31, 2007, Central Jersey Bank, N.A. continued to maintain a large secondary source of liquidity known as investment securities available-for-sale. The market value of that portfolio was $94.5 million and $95.7 million, at March 31, 2007 and December 31, 2006, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require Central Jersey Bank, N.A. to maintain minimum amounts and ratios (set forth in the following table) of Total Capital and Tier 1 Capital to risk weighted assets and of Tier 1 Capital to average assets (leverage ratio). As of March 31, 2007, Central Jersey Bank, N.A. met all capital adequacy requirements to which it is subject.

The following is a summary of Central Jersey Bank, N.A.'s and Central Jersey Bancorp's actual capital ratios as of March 31, 2007 and December 31, 2006, compared to the minimum capital adequacy requirements and the requirements for classification as a "well-capitalized" institution:


                                                Tier I                         Tier I
                                              Capital to                     Capital to                   Total Capital to
                                         Average Assets Ratio              Risk Weighted                    Risk Weighted
                                           (Leverage Ratio)                  Asset Ratio                     Asset Ratio
                                       March 31,     December 31,      March 31,     December 31,      March 31,     December 31,
                                         2007            2006            2007           2006             2007             2006
                                     ------------    ------------    ------------    ------------    ------------    ------------
Central Jersey Bancorp                   8.40%           8.38%          11.46%          11.71%          12.44%          12.62%
Central Jersey Bank, N.A.                8.59%           8.47%          11.72%          11.81%          12.70%          12.72%

"Adequately capitalized"
institution (under federal
regulations)                             4.00%           4.00%           4.00%           4.00%           8.00%           8.00%

"Well capitalized" institution
(under federal regulations)              5.00%           5.00%           6.00%           6.00%          10.00%          10.00%


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

Central Jersey Bank, N.A.'s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Time deposits as a percentage of total deposits were 35.14% at March 31, 2007, as compared to 33.03% at December 31, 2006. Time deposits are generally short term in nature. As of March 31, 2007, 89.1% of all time deposits had maturities of one year or less, as compared to 85.7% at December 31, 2006. Central Jersey Bank, N.A.'s ability to retain maturing time deposit accounts is the result of a strategy to remain competitively priced within the marketplace. Central Jersey Bank, N.A.'s pricing strategy may vary depending upon funding needs and Central Jersey Bank, N.A.'s ability to fund operations through alternative sources, primarily by accessing short term lines of credit with the Federal Home Loan Bank during periods of pricing dislocation.

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

The following table sets forth the results of the projected net interest income simulation model for the twelve month period commencing April 1, 2007 and ending March 31, 2008:

                                             Net Interest Income
                                             -------------------
Change in Interest Rates
In Basis Points (Rate Shock)        Amount ($)    Change (%)    Change ($)
-----------------------------------------------------------------------------

+200                                $  19,269     $   1,725       9.83%
+100                                   18,430           886       5.05%
Base Case                              17,544            --         --
-100                                   16,526        (1,018)     (5.80%)
-200                                $  15,209     $  (2,335)    (13.31%)

The preceding table indicates that for the twelve month period ending March 31, 2008, in the event of an immediate 200 basis point parallel increase in interest rates, Central Jersey Bank, N.A. would experience a 9.83%, or $1.7 million, increase in net interest income for the period. In the event of a 200 basis point decrease in interest rates, Central Jersey Bank, N.A. would experience a (13.31%), or $2.3 million, decrease in net interest income for the twelve month period ending March 31, 2008.

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, who concluded that the Company's disclosure controls and procedures are effective. The Company's Internal Auditors also participated in this evaluation. There has been no change in the Company's internal controls during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A.      Risk Factors
              ------------

              There have been no material changes to the risk factors that were previously disclosed in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2006.

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

                                    Central Jersey Bancorp
                                    -------------------------------------------
                                    Registrant


Date:   May 10, 2007                /s/ James S. Vaccaro
                                    -------------------------------------------
                                    James S. Vaccaro
                                    President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date:   May 10, 2007                /s/ Anthony Giordano, III
                                    -------------------------------------------
                                    Anthony Giordano, III
                                    Executive Vice President, Chief Financial
                                    Officer, Treasurer and Assistant Secretary
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

            10.5 Change of Control Agreement, dated as of August 1, 2006, by and between the Registrant and Robert S. Vuono (Incorporated by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K dated August 1,
                        2006).

            10.5.1 Amendment No. 1 to Change of Control Agreement, dated as of February 21, 2007, between the Registrant and Robert
                        S. Vuono (Incorporated by reference to Exhibit 10.5.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).

            10.6 Change of Control Agreement, dated as of January 1, 2005, between the Registrant and Robert K. Wallace (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004).

            10.7 Severance Agreement, dated as of January 1, 2005, between the Registrant and Carl F. Chirico (Incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31,
                        2004).

            10.8 Change of Control Agreement, dated as of August 1, 2006, by and between the Registrant and James S. Vaccaro (Incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K dated August 1,
                        2006).

            10.8.1 Amendment No. 1 to Change of Control Agreement, dated as of February 21, 2007, between the Registrant and James
                        S. Vaccaro (Incorporated by reference to Exhibit 10.8.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).

            10.9 Change of Control Agreement, dated as of August 1, 2006, by and between the Registrant and Anthony Giordano, III (Incorporated by reference to Exhibit 10.12 to the Registrant's Current Report on Form 8-K dated August 1,
                        2006).

            10.9.1 Amendment No. 1 to Change of Control Agreement, dated as of February 21, 2007, between the Registrant and Anthony Giordano, III (Incorporated by reference to Exhibit
                        10.9.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).

            10.10 Change of Control Agreement, dated as of February 21, 2007, between the Registrant and Thomas J. Garrity (Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).

            10.11 Change of Control Agreement, dated as of February 21, 2007 between the Registrant and Lisa A. Borghese (Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006).

            10.12 Central Jersey Bancorp 2005 Equity Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

            31.1        Section 302 Certification of Chief Executive Officer.

            31.2        Section 302 Certification of Chief Financial Officer.

            32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

            32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.