Form 10-K/A
period 2006-12-31
CENTRAL JERSEY BANCORP
filed 2007-07-11
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

                                (Amendment No. 2)

                                   (Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2006

                                       OR

         [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from __________ to __________

                         Commission file number 0-49925


                             CENTRAL JERSEY BANCORP
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                      New Jersey                        22-3757709
        -------------------------------    -----------------------------------
        (State or other jurisdiction of    (I.R.S. Employer Identification No.)
        incorporation or organization)


         627 Second Avenue, Long Branch, New Jersey              07740
         ------------------------------------------         ---------------
         (Address of principal executive offices)              (Zip Code)


         Registrant's telephone number, including area code:   (732) 571-1300
                                                             -------------------

         Securities registered under Section 12(b) of the Act:  None
                                                                ----

         Securities registered under Section 12(g) of the Act:

                          Common Stock, par value $0.01
             ------------------------------------------------------
                                (Title of class)

         Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

         None.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
                -------------------------------------------------

         Certain information included in this Amendment No. 2 on Form 10-K/A (this "Amendment No. 2") to the Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 15, 2007 (the "Form 10-K"), and other filings of the Registrant under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as information communicated orally or in writing between the dates of such filings, contains or may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the effect of governmental regulation on Central Jersey Bank, N.A., a nationally chartered commercial bank and wholly-owned subsidiary of the Registrant, the availability of working capital, the cost of personnel and the competitive markets in which Central Jersey Bank, N.A. operates.

         In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained in the Form 10-K or in this Amendment No. 2.

                                EXPLANATORY NOTE
                                ----------------

         We are filing this Amendment No. 2 to our Form 10-K to include certain additional information in Part III thereof, which additional information was included as part of our proxy statement used in connection with our 2007 annual meeting of shareholders. As required by Rule 12b-15 of the Exchange Act, new certifications by our principal executive officer and principal financial officer are being filed as exhibits herewith, and as such, we have also included
Item 15. "Exhibits and Financial Statement Schedules" as part of this Amendment No. 2. As further required by Rule 12b-15, this Amendment No. 2 sets forth the complete text of each item as amended.

         This Amendment No. 2 does not affect any other section of the Form 10-K not otherwise discussed herein and continues to speak as of the date of the Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Registrant's other filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance

         The name, age, current position and biographical information of each executive officer of Central Jersey Bancorp is set forth below:

Name and Address            Age      Capacities in Which Served
----------------            ---      --------------------------
James S. Vaccaro             50      President and Chief Executive Officer

Robert S. Vuono              57      Senior Executive Vice President, Chief
                                     Operating Officer and Secretary

Anthony Giordano, III        41      Executive Vice President, Chief Financial
                                     Officer, Treasurer and Assistant Secretary

Robert K. Wallace            59      Executive Vice President and Senior
                                     Commercial Lending Officer

Thomas J. Garrity            47      Executive Vice President and Commercial
                                     Lending Officer

Biographical Information

         For the biographical information for James S. Vaccaro and Robert S. Vuono, see "Board of Directors," below.

         Anthony Giordano, III has served as the Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of Central Jersey Bancorp since January 1, 2005. Prior to the consummation of the combination of Central Jersey Bancorp and Allaire Community Bank on January 1, 2005, he served as an Executive Vice President and the Chief Financial Officer and Treasurer and Secretary of Monmouth Community Bancorp (the predecessor to Central Jersey Bancorp) since May 1998. Mr. Giordano has also served in various capacities for Central Jersey Bank, N.A. (formerly Monmouth Community Bank, N.A.) since May 1998, and currently serves as its Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary. Mr. Giordano has 19 years of financial analysis and accounting experience in the banking industry. Prior to joining Central Jersey Bank, N.A., Mr. Giordano was employed by PNC Bank (formerly Midlantic Bank), where he served as Real Estate Banking Officer from 1996 to 1998 and Senior Accountant/Financial Analyst from 1994 to 1996. From 1988 to 1994, Mr. Giordano served in various positions at Shadow Lawn Savings Bank, including Budget and Financial Planning Manager and Financial Analyst. Mr. Giordano currently serves as a member of the Board of Directors of Scivanta Medical Corporation, a publicly traded company which focuses on the development and acquisition of medical devices and products, and is the Chairman of Scivanta Medical Corporation's Audit Committee. Mr. Giordano received a Masters of Business Administration from Monmouth University in 1992 and a Bachelor of Science degree in finance from Kean University in 1987. Mr. Giordano graduated from the Real

Estate Institute at Monmouth University in 2000. Mr. Giordano has served on the Long Branch City Council since 1994. Mr. Giordano resides in Long Branch, New Jersey.

         Robert K. Wallace has served as Executive Vice President and Senior Commercial Lending Officer of Central Jersey Bank, N.A. since May 2006. Mr. Wallace previously served as Executive Vice President of Commercial Lending of Central Jersey Bank, N.A. following the combination of Central Jersey Bancorp and Allaire Community Bank on January 1, 2005. Prior to the combination of the two banking entities, Mr. Wallace had served as Executive Vice President and Senior Loan Officer of Allaire Community Bank since joining Allaire Community Bank in March 1997. Prior to March 1997, Mr. Wallace, who is a 37 year veteran of the banking industry, served as Regional Vice President, Commercial Real Estate Lending, with the former Summit Bank from 1995 to 1997; Vice President, Commercial Real Estate Lending, with the former Central Jersey Bank and Trust Co. from 1993 to 1995; and First Senior Vice President, Commercial Lending, with the former National Community Bank of New Jersey from 1982 to 1993. Mr. Wallace received a Bachelor of Arts degree in Economics from Upsala College in 1970 and graduated from the Stonier Graduate School of Banking in 1986. Mr. Wallace resides in Brick, New Jersey.

         Thomas J. Garrity has served as Executive Vice President and Commercial Lending Officer of Central Jersey Bank, N.A. since October 2005. Mr. Garrity previously served as Senior Vice President of Central Jersey Bank, N.A. following the combination of Central Jersey Bancorp and Allaire Community Bank on January 1, 2005. Prior to the combination of the two banking entities, Mr. Garrity had served as Senior Vice President of Allaire Community Bank since joining Allaire Community Bank in March 2001. Prior to 2001, Mr. Garrity held various commercial lending positions with Community Bank of New Jersey from to 1997 to 2001, the former Central Jersey Bank and Trust Co. from 1991 to 1997, NatWest Bancorp Real Estate Recovery Division from 1990 to 1991 and Midlantic National Bank Commercial Real Estate Group from 1985 to 1990. Mr. Garrity is also a member of the Risk Management Association, Habitat for Humanity and NJ Shore Builders Association. Mr. Garrity received a Bachelor of Arts degree in Government Administration from Shippensburg University of Pennsylvania in 1983. Mr. Garrity resides in Ewing, New Jersey.

Board of Directors

         The name, age, principal occupation or employment and biographical information of each member of the Board of Directors of Central Jersey Bancorp is set forth below:

Name and Address               Age   Principal Occupation or Employment
----------------               ---   ----------------------------------
James G. Aaron, Esq.           62    Partner of Ansell, Zaro, Grimm & Aaron

Mark R. Aikins, Esq.           47    Managing Member of Mark R. Aikins,
                                     L.L.C.

Nicholas A. Alexander, C.P.A.  68    Retired Partner of KPMG LLP

John A. Brockriede             72    Businessman

George S. Callas               74    Chairman of the Board of Central Jersey
                                     Bancorp and President of Allaire Capital
                                     Corp.

James P. Dugan, Esq.           77    Of Counsel to Waters, McPherson, McNeill,
                                     P.C.

M. Claire French               68    Monmouth County Clerk

William H. Jewett              76    President of Ecumenical Capital

Paul A. Larson, Jr.            57    President Larson Ford-Suzuki

                               69    Retired Group President of Salomon Smith
John F. McCann                       Barney

Carmen M. Penta, C.P.A.        62    Partner of Amper, Politziner & Mattia, P.C.

Mark G. Solow                  58    Co-founder of GarMark Advisors, L.L.C.

James S. Vaccaro               50    President and Chief Executive Officer of
                                     Central Jersey Bancorp

Robert S. Vuono                57    Senior Executive Vice President, Chief
                                     Operating Officer and Secretary of Central
                                     Jersey Bancorp

         There are no family relationships among the directors and executive officers of Central Jersey Bancorp. None of the directors or executive officers of Central Jersey Bancorp are directors of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, except for Anthony Giordano, III, who serves as a director of Scivanta Medical Corporation (SCVM.PK).

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

         Nicholas A. Alexander is a retired partner of KPMG LLP. Mr. Alexander's career with KPMG spanned a total of 35 years. He is a certified public accountant in the State of New

Jersey, a member of The American Institute of Certified Public Accountants, and a member of the New Jersey State Society of Certified Public Accountants. Mr. Alexander received his undergraduate degree in accounting from King's College. Mr. Alexander has served as a member of the Board of Directors of Central Jersey Bancorp since January 1, 2005. Prior to the consummation of the combination of Central Jersey Bancorp and Allaire Community Bank on January 1, 2005, he served as a member of the Board of Directors of Monmouth Community Bancorp (the predecessor to Central Jersey Bancorp) since its inception. Mr. Alexander also has served as a member of the Board of Directors of Central Jersey Bank, N.A. since its inception. Mr. Alexander resides in Ocean, New Jersey.

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

Audit Committee

         For the year ended December 31, 2006, the Audit Committee of the Board of Directors of Central Jersey Bancorp consisted of directors Nicholas A. Alexander, C.P.A., Mark R. Aikins, Esq., George S. Callas, James P. Dugan, Esq., John F. McCann, Carmen M. Penta, C.P.A., and William H. Jewett. Nicholas A. Alexander is the Chairman of the Audit Committee and William H. Jewett is the Vice Chair of the Audit Committee. Each member of the Audit Committee qualified as an independent director in accordance with the rules of NASDAQ and the rules and regulations of the Securities and Exchange Commission. In addition, the Board has determined that Nicholas Alexander is both independent and qualifies as a financial expert by Securities and Exchange Commission rules. The Audit Committee is responsible for developing and monitoring the audit and loan review programs of Central Jersey Bank, N.A. The Audit Committee recommends the loan review consultant to the Board, selects the outside auditor and meets with the Board to discuss the results of the annual audit and quarterly loan reviews and any related matters. The Audit Committee also receives and reviews the reports and findings and any other information presented to members of the Audit Committee by the officers of Central Jersey Bancorp and its bank subsidiary regarding financial reporting policies and practices.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires Central Jersey Bancorp's executive officers and directors, and persons who own more than ten percent of a registered class of Central Jersey Bancorp's equity securities, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent shareholders are required by Securities and Exchange Commission regulation to furnish Central Jersey Bancorp with copies of all Forms 3, 4 and 5 they file. Central Jersey Bancorp believes that all filings required to be made by its executive officers, directors and greater than ten percent shareholders pursuant to Section 16(a) of the Exchange Act have been filed within the time periods prescribed, except for a Form 5 by Mr. Vaccaro and a Form 5 by Mr. Giordano which were filed after the prescribed due date in connection with their respective year-end holdings in a 401(k) plan sponsored by Central Jersey Bank, N.A.

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

         Benefits
         --------

         The Named Executive Officers participate in a variety of retirement, health and welfare, and paid time-off benefits available to all employees of Central Jersey Bancorp and Central Jersey Bank, N.A., which are designed to enable the company to attract and retain its workforce in a competitive marketplace. Health and welfare and paid time-off benefits help ensure that Central Jersey Bancorp has a productive and focused workforce. Savings plans help employees, especially long-service employees, save and prepare financially for retirement. Central Jersey Bancorp also offers eligible employees the opportunity to save for retirement through the company's 401(k) plan. Enrollment commences on the first of the month following three months of continuous service. The 401(k) plan allows an employee to elect how much salary the individual wants to contribute within plan limits, and direct the investment of the plan account to meet the individual's needs. Central Jersey Bancorp will match a portion of the employee's contributions on a bi-weekly basis in an amount determined by the Board of Directors on an annual basis. Effective January 1, 2007, Central Jersey Bancorp adopted a safe-harbor plan design which provides the following match: 100% of the first 3% deferred and another 50% of the next 2% deferred; and fully vests all plan participants for existing and prospective matching contributions.

         Change of Control Agreements
         ----------------------------

         Central Jersey Bancorp has separate change of control agreements with each of James S. Vaccaro, Robert S. Vuono, and Anthony Giordano, III, each entered into on August 1, 2006. Each agreement is effective as of August 1, 2006, and will continue in full force and effect for so long as the executive party to the agreement is employed by Central Jersey Bancorp and/or Central Jersey Bank, N.A. Central Jersey Bancorp also has separate change of control agreements with each of Robert K. Wallace, effective as of January 1, 2005, and Thomas J. Garrity, effective as of February 21, 2007, each of which will continue in full force and effect for so long as the executive is employed by Central Jersey Bancorp and/or Central Jersey Bank, N.A. See discussion under "Potential Payments to Named Executive Officers Upon Termination of Employment or Change of Control" below.

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

Compensation Committee Report

         The Compensation Committee has discussed and reviewed the foregoing Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

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

                           SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the annual and long-term compensation of the Named Executive Officers for services in all capacities to Central Jersey Bancorp and Central Jersey Bank, N.A. for the year ended December 31, 2006. The Named Executive Officers are the (1) President and Chief Executive Officer, (2) Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, (3) Senior Executive Vice President, Chief Operating Officer and Secretary, (4) Executive Vice President and Senior Loan Officer, and (5) Executive Vice President and Commercial Loan Officer, of Central Jersey Bancorp, whose names are set forth in the table below (the "Named Executive Officers").

                                                                                            Change in
                                                                                           Pension Value
                                                                                               and
                                                                            Non-Equity     Nonqualified
                                                     Stock     Option     Incentive Plan      Deferred       All Other
     Name and                  Salary                Awards    Awards      Compensation     Compensation   Compensation
Principal Position    Year      ($)       Bonus ($)   ($)     ($)(1)(2)        ($)          Earnings ($)        ($)       Total ($)
------------------    ----     ------     ---------  ------   ---------   --------------   -------------   ------------   ---------
James S. Vaccaro,     2006    $ 250,000   $ 27,500   $ ---    $ 58,118         $  ---         $  ---       $ 11,738(3)    $ 347,356
President and
Chief Executive
Officer

Anthony Giordano,     2006    $ 122,000   $ 15,000   $ ---    $ 29,059         $  ---         $  ---       $  5,433(4)    $ 171,492
III,
Executive Vice
President, Chief
Financial Officer,
Treasurer and
Assistant Secretary

Robert S. Vuono,      2006    $ 160,000   $ 20,000   $ ---    $ 48,431         $  ---         $  ---       $  9,019(5)    $ 237,450
Senior Executive
Vice President,
Chief Operating
Officer and
Secretary

Robert K. Wallace,    2006    $ 150,000   $ 10,000   $ ---    $ 19,373         $  ---         $  ---       $  8,196(6)    $ 187,569
Executive Vice
President and
Senior Commercial
Lending Officer

Thomas J. Garrity,    2006    $ 130,000   $  8,000   $ ---    $ 38,745         $  ---         $  ---       $  5,155(7)    $ 181,900
Executive Vice
President and
Commercial
Lending Officer


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

Grants of Plan Based Awards

         The following table shows information about awards made under the Equity Incentive Plan during the year ended December 31, 2006:

                                                    Grants of Plan-Based Awards
                                               for Fiscal Year End December 31, 2006
                                               -------------------------------------

                                                                                          All
                                                                                         Other
                                                                                         Stock      All
                                                                                         Awards:   Other
                                                                                         Number    Option
                                                                                           of     Awards:
                                                                                         Shares    Number    Exercise      Grant
                    Estimated Future Payouts Under    Estimated Future Payouts Under       of        of       or Base    Date Fair
                      Non-Equity Incentive Plan       Equity Incentive Plan Awards       Stock     Shares    Price of    Value of
                   -------------------------------  ----------------------------------     or     of Stock    Option     Stock and
            Grant   Threshold   Target    Maximum   Threshold     Target       Maximum   Units    or Units    Awards      Option
  Name      Date       ($)       ($)        ($)        (#)     (#)(1)(2)(3)      (#)      (#)       (#)      ($/Sh)(1)   Awards(1)
  ----      -----   ---------   -----     -------   ---------  ------------    -------   -----    --------   ---------   ---------
James S.    2/1/06      --        --         --        --       15,750(4)        --        --       --       $10.36        $3.69
Vaccaro

Anthony     2/1/06      --        --         --        --        7,875(5)        --        --       --       $10.36        $3.69
Giordano,
III

Robert S.   2/1/06      --        --         --        --       13,125(6)        --        --       --       $10.36        $3.69
Vuono

Robert K.   2/1/06      --        --         --        --        5,250(7)        --        --       --       $10.36        $3.69
Wallace

Thomas J.   2/1/06      --        --         --        --       10,500(8)        --        --       --       $10.36        $3.69
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

                                                Outstanding Equity Awards
                                          for Fiscal Year End December 31, 2006
                                         --------------------------------------

                                            Option Awards                                     Stock Awards
          ------------------------------------------------------------------------  ---------------------------------------

                                                                                                                    Equity
                                                                                                                  Incentive
                                                                                                        Equity       Plan
                                                                                              Market  Incentive     Awards:
                                                                                              Value      Plan       Market
                                                    Equity                                      of      Awards:    or Payout
                                                  Incentive                          Number   Shares   Number of   Value of
                                                     Plan                              of       or     Unearned    Unearned
                       Number of    Number of       Awards:                          Shares   Units    Shares,     Shares,
                       Securities   Securities     Number of                        or Units    of     Units or    Units or
                       Underlying   Underlying    Securities                        of Stock  Stock     Other       Other
                      Unexercised   Unexercised   Underlying                          That     That     Rights      Rights
                        Options      Options      Unexercised   Option                Have     Have      That        That
                          (#)          (#)         Unearned    Exercise    Option      Not      Not    Have Not    Have Not
             Date of  Exercisable  Unexercisable    Options      Price   Expiration  Vested   Vested    Vested      Vested
  Name        Grant       (1)          (1)            (#)       ($)(1)      Date       (#)      ($)       (#)         ($)
  ----       -------  -----------  -------------  -----------  --------  ---------- -------   ------  ----------  ----------
James S.      2/1/06     3,938(2)   11,812(2)        --         $10.36     2/1/16      --       --        --          --
Vaccaro      12/1/03    66,150          --           --         $ 9.45    12/1/13      --       --        --          --
            12/31/02    13,230          --           --         $ 5.56   12/31/12      --       --        --          --
             8/31/01    58,340          --           --         $ 3.64    8/31/11      --       --        --          --

Anthony       2/1/06     1,969(3)    5,906(3)        --         $10.36     2/1/16      --       --        --          --
Giordano,    12/1/03    19,845          --           --         $ 9.45    12/1/13      --       --        --          --
III         12/31/02     6,615          --           --         $ 5.56   12/31/12      --       --        --          --
             8/31/01    11,670          --           --         $ 3.64    8/31/11      --       --        --          --
             8/31/00    12,254          --           --         $ 3.51    8/31/10      --       --        --          --

Robert S.     2/1/06     3,281(4)    9,844(4)        --         $10.36     2/1/16      --       --        --          --
Vuono        2/26/03     1,657          --           --         $ 8.33    2/25/13      --       --        --          --
              4/1/02     3,473          --           --         $ 3.74     4/1/12      --       --        --          --
             7/25/01    23,268          --           --         $ 4.21    7/25/12      --       --        --          --
             7/25/01    23,268          --           --         $ 4.21    7/25/11      --       --        --          --
             5/22/00    11,808          --           --         $ 3.00    5/22/10      --       --        --          --
             5/22/00    14,994          --           --         $ 3.00    5/22/10      --       --        --          --
            12/20/99    13,401          --           --         $ 3.27   12/20/09      --       --        --          --

Robert K.     2/1/06     1,312(5)    3,938(5)        --         $10.36     2/1/16      --       --        --          --
Wallace      2/26/03       922          --           --         $ 8.33    2/26/13      --       --        --          --
              4/1/02     1,736          --           --         $ 3.74     4/1/12      --       --        --          --
             7/25/01     7,814          --           --         $ 4.21    7/25/12      --       --        --          --
             7/25/01     7,814          --           --         $ 4.21    7/25/11      --       --        --          --
             5/22/00     6,746          --           --         $ 3.00    5/22/10      --       --        --          --
             5/22/00     8,569          --           --         $ 3.00    5/22/10      --       --        --          --
            12/20/99     5,743          --           --         $ 3.27   12/20/09      --       --        --          --


                                                Outstanding Equity Awards
                                          for Fiscal Year End December 31, 2006
                                         --------------------------------------

                                            Option Awards                                     Stock Awards
          ------------------------------------------------------------------------  ---------------------------------------

                                                                                                                    Equity
                                                                                                                  Incentive
                                                                                                        Equity       Plan
                                                                                              Market  Incentive     Awards:
                                                                                              Value      Plan       Market
                                                    Equity                                      of      Awards:    or Payout
                                                  Incentive                          Number   Shares   Number of   Value of
                                                     Plan                              of       or     Unearned    Unearned
                       Number of    Number of       Awards:                          Shares   Units    Shares,     Shares,
                       Securities   Securities     Number of                        or Units    of     Units or    Units or
                       Underlying   Underlying    Securities                        of Stock  Stock     Other       Other
                      Unexercised   Unexercised   Underlying                          That     That     Rights      Rights
                        Options      Options      Unexercised   Option                Have     Have      That        That
                          (#)          (#)         Unearned    Exercise    Option      Not      Not    Have Not    Have Not
             Date of  Exercisable  Unexercisable    Options      Price   Expiration  Vested   Vested    Vested      Vested
  Name        Grant       (1)          (1)            (#)       ($)(1)      Date       (#)      ($)       (#)         ($)
  ----       -------  -----------  -------------  -----------  --------  ---------- --------  ------  ----------  ----------
Thomas        2/1/06     2,625(6)      7,875 (6)       --       $10.36      2/1/16     --        --        --         --
J. Garrity   2/26/03       476          --             --       $ 8.33     2/26/13     --        --        --         --
             2/25/03       518          --             --       $ 8.33     2/26/13     --        --        --         --
              6/5/02     1,041          --             --       $ 3.74      6/5/12     --        --        --         --
            11/26/01     1,736          --             --       $ 4.00    11/28/11     --        --        --         --
             7/25/01     2,344          --             --       $ 4.21     7/25/12     --        --        --         --
             7/25/01     2,344          --             --       $ 4.21     7/25/11     --        --        --         --

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

         In consideration for the right to receive the severance provided for in an Agreement, each Agreement also contains customary non-competition and non-solicitation provisions applicable to the Executive party to the Agreement.

         In addition, Central Jersey Bancorp entered into a change of control agreement with Robert K. Wallace, effective as of January 1, 2005, which will continue in full force and effect for so long as Mr. Wallace is employed by Central Jersey Bancorp and/or Central Jersey Bank, N.A.

         In the event that (1) Mr. Wallace is terminated without cause as a result of (A) a merger of Central Jersey Bancorp where Central Jersey Bancorp is not the surviving entity, or (B) the acquisition of greater than 85% of Central Jersey Bancorp's common stock by another entity or group of individuals (each a "Triggering Event"), or (2) a Triggering Event occurs and Mr. Wallace is not retained pursuant to a written agreement by the successor entity or group (the "Acquiring Entity") for a period of at least 18 months commencing on the effective date of the Triggering Event in the same or substantially equal position with similar title and responsibilities and the same or greater salary, benefits and bonuses that Mr. Wallace was entitled to receive from Central Jersey Bancorp immediately prior to the Triggering Event, and with a reasonable commuting distance not greater than 5 miles from Mr. Wallace's residence, Mr. Wallace will be entitled to 18 months of Severance (as defined below) from Central Jersey Bancorp.

         "Severance" means Mr. Wallace's monthly salary and benefits at the time his employment relationship with Central Jersey Bancorp terminates, including any life insurance maintained on Mr. Wallace's life for his named beneficiaries, health insurance benefits for Mr. Wallace and his family and any matching contributions to his 401(k) account. Mr. Wallace shall only be entitled to such Severance if he remains as an employee of Central Jersey Bancorp and provides reasonable assistance to Central Jersey Bancorp through the effective date of the Triggering Event. The 18 months of Severance shall be payable on the effective date of the Triggering Event.

         In addition to the provisions discussed above with regard to responsibilities, title, salary, benefits and commuting distance, the agreement with the Acquiring Entity will provide that in the event that, prior to the expiration of the 18 month period commencing on the effective date of the Triggering Event, Mr. Wallace (1) is terminated by the Acquiring Entity without cause, or (2) voluntarily terminates his employment with the Acquiring Entity, Mr. Wallace shall be entitled to receive Severance from the Acquiring Entity, for the number of months equal to the difference of (A) 18 months and (B) the number of whole months Mr. Wallace was employed by the Acquiring Entity following the date of the Triggering Event; provided, however, that in no event shall Mr. Wallace be entitled to less than 12 months of Severance.

         In consideration for the right to receive the Severance provided for in Mr. Wallace's change of control agreement, the agreement also contains customary non-competition and non- solicitation provisions applicable to Mr. Wallace.

         On February 21, 2007, Central Jersey Bancorp entered into a change of control agreement with Thomas J. Garrity which will continue in full force and effect for so long as Mr. Garrity is employed by Central Jersey Bancorp and/or Central Jersey Bank, N.A. Pursuant to the terms of such change of control agreement, which has similar terms and conditions to those change of control agreements entered into by Mr. Vaccaro, Mr. Vuono and Mr. Giordano, respectively, Mr. Garrity is entitled to 12 months of severance, payable in equal bi-weekly installments. For purposes of Mr. Garrity's change of control agreement, "severance" means (1) an amount equal to the product of Mr. Garrity's monthly salary in effect at the time of the Change of Control Event multiplied by 12, plus (2) an amount equal to the largest annual cash bonus payment made to Mr. Garrity for services provided in any of the three years ended on December 31 of the year preceding the year in which the Change of Control Event occurs, plus (3) an amount equal to the product of the cash equivalent of the monthly benefits provided to Mr. Garrity at the time of the Change of Control Event multiplied by 12.

         In consideration for the right to receive such severance, the change of control agreement also contains customary non-competition and non-solicitation provisions applicable to Mr. Garrity. However, if Mr. Garrity directly or indirectly commences employment with or render services to any other bank or banking institution within the State of New Jersey after 3 months but prior to 6 months from the date of any termination of Mr. Garrity's employment, Central Jersey Bancorp's obligation to pay any severance to Mr. Garrity shall cease as of the date he is employed by or renders services to any such bank or banking institution. Moreover, if Mr. Garrity solicits, diverts or takes away, or attempts to solicit, divert or take away, the business or patronage of any of the clients, customers or accounts of Central Jersey Bancorp that were served by Central Jersey Bancorp while Mr. Garrity was employed by Central Jersey Bancorp after 3 months from the date of any termination of Mr. Garrity's employment, Central Jersey Bancorp's obligation to pay any severance to Mr. Garrity shall cease as of the date he solicits, diverts or takes away, or attempts to solicit, divert or take away, the business or patronage of any of the clients, customers or accounts of Central Jersey Bancorp that were served by Central Jersey Bancorp while Mr. Garrity was employed by Central Jersey Bancorp.

         The above descriptions are qualified in there entirety by the actual change of control agreements which have been previously filed as exhibits to Central Jersey Bancorp's reports filed with the Securities and Exchange Commission.

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

                            POTENTIAL POST-EMPLOYMENT PAYMENTS
                            ----------------------------------

                                              Involuntary
                                              Termination
                                                without
                                            Cause/Separation
                        Payments/Benefits   Due to Change of
      Name (1)          Upon Termination      Control ($)      Multiplier      Total ($)
---------------------   -----------------   ----------------   ----------   --------------
James S. Vaccaro        Salary:               $  20,769.24         30       $   623,077.20

                        Bonus:                $   4,166.67         30       $   125,000.10

                        Benefits (Cash
                        Equivalent):          $   1,614.33         30       $    48,429.90
                                                                            --------------

                               Total:                                       $   796,507.20
                                                                            ==============

Robert S. Vuono         Salary:               $  13,288.01         30       $   398,640.30

                        Bonus:                $   3,750.00         30       $   112,500.00

                        Benefits (Cash
                        Equivalent):          $   1,473.18         30       $    44,195.40
                                                                            --------------

                               Total:                                       $   555,335.70
                                                                            ==============

Anthony Giordano, III   Salary:               $   9,788.08         24       $   234,913.98

                        Bonus:                $   1,250.00         24       $    30,000.00

                        Benefits (Cash
                        Equivalent):          $   1,315.63         24       $    31,575.12
                                                                            --------------

                               Total:                                       $   296,489.10
                                                                            ==============

Robert K. Wallace       Salary:               $  12,009.46         18       $   216,170.28

                        Benefits (Cash
                        Equivalent):          $     846.21         18       $    15,231.78
                                                                            --------------

                               Total:                                       $   231,402.06
                                                                            ==============

(1) As discussed above, on February 21, 2007, Central Jersey Bancorp entered into a change of control agreement with Thomas J. Garrity. Inasmuch as this change of control agreement was not in effect at December 29, 2006, the potential post-employment payments to Mr. Garrity as of such date have not been included as part of this table.

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

                                            DIRECTOR COMPENSATION
                                            ---------------------

                                                                         Change in
                                                                       Pension Value
                                                                            and
                                                                       Nonqualified
                Fees Earned                              Non-Equity      Deferred
                or Paid in                    Option   Incentive Plan  Compensation    All Other
                   Cash      Stock Awards     Awards    Compensation     Earnings     Compensation    Total
  Name (1)          ($)          ($)          ($)(2)        ($)             ($)           ($)          ($)
-------------   -----------  ------------  ----------  --------------  -------------  ------------  ---------
James G.         $ 18,000        $ --        $ 19,373       $ --           $ --       $      --     $  37,373
Aaron

Mark R.          $ 18,000        $ --        $ 19,373       $ --           $ --       $      --     $  37,373
Aikins

Nicholas A.      $ 18,000        $ --        $ 19,373       $ --           $ --       $      --     $  37,373
Alexander

John A.          $ 18,000        $ --        $ 19,373       $ --           $ --       $      --     $  37,373
Brockriede

George S.        $ 30,000        $ --        $ 19,373       $ --           $ --       $   3,018(3)  $  52,391
Callas

Carl F.          $ 12,833        $ --        $ 19,373       $ --           $ --       $  14,205(5)  $  32,206
Chirico (4)

James P.         $ 18,000        $ --        $ 19,373       $ --           $ --       $   4,017(3)  $  41,390
Dugan

M. Claire        $ 18,000        $ --        $ 19,373       $ --           $ --       $   1,692(3)  $  39,065
French

William H.       $ 18,000        $ --        $ 19,373       $ --           $ --       $      --     $  37,373
Jewett

Paul A.          $ 18,000        $ --        $ 19,373       $ --           $ --       $      --     $  37,373
Larson, Jr.

John F.          $ 18,000        $ --        $ 19,373       $ --           $ --       $      --     $  37,373
McCann

Carmen M.        $ 18,000        $ --        $ 19,373       $ --           $ --       $      --     $  37,373
Penta

Mark G.          $ 18,000        $ --        $ 19,373       $ --           $ --       $      --     $  37,373
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

(3) Represents the amount contributed by Central Jersey Bank, N.A. pursuant to a bank owned life insurance (BOLI) contract.

(4) Prior to his retirement, Mr. Chirico served as Vice Chairman for seven months during 2006.

(5) Of this amount, $4,179 represents the amount contributed by Central Jersey Bank, N.A. pursuant to a bank owned life insurance (BOLI) contract and the remainder represents the value attributed to an automobile gifted to Mr. Chirico upon his retirement

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

                                                        Beneficial Ownership of
                                                        Central Jersey Bancorp's
                                                             Common Stock
                                                        -----------------------
                                                         No. of      Percent of
Name of Beneficial Owner - Directors and Officers (1)   Shares (2)     Class
-----------------------------------------------------   ----------   ----------

James G. Aaron, Esq. (3)(4) .........................     225,937      2.72%

Mark R. Aikins, Esq. (3)(5) .........................     108,117      1.30%

Nicholas A. Alexander, C.P.A. (3)(6) ................      90,202      1.09%

John A. Brockriede (3)(7) ...........................     445,179      5.37%

George S. Callas (3)(8)(9) ..........................     178,196      2.14%

James P. Dugan, Esq. (3)(10) ........................      97,001      1.17%

M. Claire French (3)(11) ............................      68,731      0.83%

William H. Jewett (3)(12) ...........................      98,620      1.19%

Paul A. Larson, Jr. (3)(13) .........................      78,114      0.94%

John F. McCann (3)(14) ..............................     187,589      2.26%

Carmen M. Penta, C.P.A. (3)(15) .....................      98,877      1.19%

Mark G. Solow (3)(16) ...............................     173,706      2.09%

James S. Vaccaro (3)(17)(18) ........................     204,986      2.44%

Robert S. Vuono (3)(19)(20) .........................     103,731      1.24%

                                                        Beneficial Ownership of
                                                        Central Jersey Bancorp's
                                                             Common Stock
                                                        -----------------------
                                                         No. of      Percent of
Name of Beneficial Owner - Directors and Officers (1)   Shares (2)     Class
-----------------------------------------------------   ----------   ----------

Anthony Giordano, III (21)(22).......................       62,849      0.76%

Robert K. Wallace (23)(24) ..........................       57,358      0.69%

Thomas J. Garrity (25)(26) ..........................       15,760      0.19%

Linda J. Brockriede (27)(28).........................      445,179      5.37%

All Named Executive Officers and
Directors as a Group (17 persons) (4)(5)(6)(7)(9)
(10)(11)(12)(13)(14)(15)(16)(18)(20)(22)(24)(26).....    2,294,953     25.18%

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

(4) Includes 40,144 shares subject to currently exercisable stock options; 24,078 shares held in an Individual Retirement Account with Bear Stearns for the benefit of Mr. Aaron; and 16,632 shares registered in the name of Mr. Aaron as trustee for the Trust Under the Will of Leslie
         B. Aaron, Mr. Aaron's father. Mr. Aaron disclaims any beneficial ownership of the shares held in the aforementioned trust. Also includes 39,927 shares registered in the name of ERBA Co., Inc., in which Mr. Aaron has an ownership interest and serves as vice president. Mr. Aaron disclaims beneficial ownership of these securities except to the extent of his ownership interest in ERBA Co., Inc. Also includes 39,904 shares registered in the name of the Aaron Family Limited Partnership, of which Mr. Aaron is a partner. Mr. Aaron disclaims beneficial ownership of these securities except to the extent of his partnership interest in the Aaron Family Limited Partnership. Also includes 6,967 shares registered in the name of the David Ritter Trust and 6,967 shares registered in the name of the Randy Ritter Trust, of which Mr. Aaron is a trustee. Mr. Aaron disclaims any beneficial ownership of the shares held in these trusts. Also includes 20,449 shares held in trusts for the benefit of Mr. Aaron's family members of which Mr. Aaron's spouse is trustee; 3,049 shares registered in the name of Mr. Aaron's spouse; and 8,757 shares held in an Individual Retirement Account with Bear Stearns for the benefit of Mr. Aaron's spouse. Mr. Aaron disclaims beneficial ownership of the shares held in these trusts, the shares held by his spouse and the shares held for the benefit of his spouse.

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

(15) Includes 35,944 shares subject to currently exercisable stock options; 7,173 shares held by Mr. Penta's wife; and 138 shares held for the benefit of Mr. Penta's children. Mr. Penta disclaims beneficial ownership of the shares held by his wife and for the benefit of his children.

(16)     Includes 40,144 shares subject to currently exercisable stock options.

(17) Mr. Vaccaro is a Named Executive Officer and serves as the President and Chief Executive Officer of Central Jersey Bancorp.

(18) Includes 137,720 shares subject to currently exercisable stock options; 39,093 shares held by Merrill Lynch Pierce Fenner & Smith as custodian for the benefit of James S. Vaccaro Simplified Employee Pension; 3,184 shares held pursuant to the 401(k) plan of Central Jersey Bank, N.A. for the benefit of Mr. Vaccaro; 1,833 shares held by Mr. Vaccaro's son; and 2,448 shares held by Mr. Vaccaro as custodian for his daughters under the Uniform Transfers to Minors Act. Mr. Vaccaro disclaims any beneficial interest to the shares held by him as custodian for his children.

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

(22) Includes 50,384 shares subject to currently exercisable stock options; 2,406 shares held by Charles Schwab & Co. in an Individual Retirement Account for the benefit of Mr. Giordano; 2,500 shares held in a Simplified Employee Pension by Charles Schwab & Co. for the benefit of Mr. Giordano's spouse, as to which shares he disclaims any beneficial interest; 4,838 shares held pursuant to the 401(k) plan of Central Jersey Bank, N.A. for the benefit of Mr. Giordano; 2,179 shares held by Charles Schwab & Co. in an Individual Retirement Account for the benefit of Mr. Giordano's spouse, as to which shares he disclaims any beneficial interest; and 542 shares held by Mr. Giordano as custodian for his son under the Uniform Transfers to Minors Act, as to which shares he disclaims any beneficial interest.

(23) Mr. Wallace is a Named Executive Officer and serves as Executive Vice President and Senior Commercial Lending Officer of Central Jersey Bank, N.A.

(24) Includes 39,414 shares subject to currently exercisable stock options and 12,013 shares held pursuant to the 401(k) plan of Central Jersey Bank, N.A. for the benefit of Mr. Wallace.

(25) Mr. Garrity is a Named Executive Officer and serves as Executive Vice President and Commercial Lending Officer of Central Jersey Bank, N.A.

(26) Includes 8,459 shares subject to currently exercisable stock options; 676 shares held in an individual retirement account for the benefit of Mr. Garrity; and 6,625 shares held pursuant to the 401(k) plan of Central Jersey Bank, N.A. for the benefit of Mr. Garrity.

(27) John A. Brockriede and Linda J. Brockriede together beneficially own a total of 445,179 shares of Bancorp's Common Stock which represents 5.37% of Bancorp's outstanding Common Stock.

(28) Includes (i) 254,012 shares held jointly with Mrs. Brockriede's husband, John A. Brockriede; (ii) 19,028 shares held in trusts for the benefit of Mrs. Brockriede's family members of which Mrs. Brockriede is trustee; (iii) 1,917 shares held in an Individual Retirement Account by PaineWebber for the benefit of Mrs. Brockriede; (iv) 40,144 shares subject to currently exercisable stock options previously granted to John A. Brockriede; (v) 26,355 shares held in an Individual Retirement Account and 4,506 shares held in a Simplified Employee Pension Plan both by PaineWebber as custodian for the benefit of John A. Brockriede; and (vi) 96,847 shares held by CJM Management, L.L.C., of which John A. Brockriede is an Administrative Member. Mrs. Brockriede disclaims beneficial ownership to all of the aforementioned securities with the exception of those held jointly with her husband and the securities held in an Individual Retirement Account for her benefit. Mrs. Brockriede maintains a mailing address at 450 Broadway, Long Branch, New Jersey 07740.

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


                                      EQUITY COMPENSATION PLAN TABLE

                                                                                            Number of securities
                                                                                           remaining available for
                                                                                            future issuance under
                                          Number of securities to     Weighted-average       equity compensation
                                          be issued upon exercise     exercise price of       plans (excluding
                                          of outstanding options,   outstanding options,   securities reflected in
                                          warrants and rights (2)    warrants and rights       column (a)) (3)
         Plan category                              (a)                      (b)                     (c)
         -------------                    -----------------------   --------------------   -----------------------

Equity compensation plans approved
by security holders (1)                        1,361,715 (4)                $5.25                  840,000

Equity compensation plans not                         --                       --                       --
approved by security holders

Total                                          1,361,715 (4)                $5.25                  840,000


----------------------------------------------
(1) Central Jersey Bancorp currently has no equity compensation plans other than the Stock Option Plan and the Equity Incentive Plan described herein. No additional option grants will be made under the Stock Option Plan.

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

         Corporate Governance: Director Independence

         Central Jersey Bancorp's Board of Directors is made up of fourteen directors, twelve of whom qualify as independent directors in accordance with the rules of NASDAQ and the rules and regulations of the Securities and Exchange Commission. The following are the twelve independent members of the Board of
Directors: James G. Aaron, Mark R. Aikins, Nicholas A. Alexander, John A. Brockriede, George S. Callas, James P. Dugan, M. Claire French, William H. Jewett, Paul A. Larson, Jr., John F. McCann, Carmen M. Penta and Mark G. Solow. In addition, all directors serving on Central Jersey Bancorp's Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee qualify as independent directors in accordance with the rules of NASDAQ and the rules and regulations of the Securities and Exchange Commission.

         In order to alleviate the need for additional conference rooms at the Long Branch location of Central Jersey Bank, N.A., Central Jersey Bank, N.A. leases conference, office and storage space at 6 West End Court, Long Branch, New Jersey. The landlord of the space leased at 6 West End Court is MCB Associates, L.L.C. The following directors of Central Jersey Bancorp and/or its bank subsidiary have an interest in MCB Associates, L.L.C.: James G. Aaron, Esq., Mark R. Aikins, Esq., Nicholas A. Alexander, C.P.A., John A. Brockriede, John F. McCann, Carmen M. Penta, C.P.A., Mark G. Solow and James S. Vaccaro. The negotiations with respect to the leased conference, office and storage space at 6 West End Court were conducted at arms-length and the lease amount to be paid by Central Jersey Bank, N.A. was determined by an independent appraiser to be at fair market value. Based on the foregoing, the Board of Directors has determined that such related party transaction does not disqualify James G. Aaron, Esq., Nicholas A. Alexander, C.P.A., John A. Brockriede, John F. McCann and/or Mark G. Solow from qualifying as independent. In 2006 and 2005, Central Jersey Bancorp paid lease costs of $55,000 in each year in connection with its lease arrangement with MCB Associates, L.L.C.

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


                                          CENTRAL JERSEY BANCORP



Date:  July 10, 2007                  By:    /s/ James S. Vaccaro
                                          -------------------------------------
                                          James S. Vaccaro
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


------------------------------------------
*Constitutes a management contract.