Form 10-Q
period 2007-06-30
CENTRAL JERSEY BANCORP
filed 2007-08-09
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2007.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______ to _______.

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

As of August 3, 2007, there were 8,744,079 shares of the registrant's common stock, par value $.01 per share, outstanding.

                             Central Jersey Bancorp
                               INDEX TO FORM 10-Q
                               ------------------
                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION
------     ---------------------

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition
           as of June 30, 2007 (unaudited) and December 31, 2006...............1

           Consolidated Statements of Income (unaudited)
           for the three and six months ended June 30, 2007 and 2006...........2

           Consolidated Statements of Changes in Shareholders' Equity
           (unaudited) for the six months ended June 30, 2007 and 2006.........3

           Consolidated Statements of Cash Flows (unaudited)
           for the six months ended June 30, 2007 and 2006.....................4

           Notes to Unaudited Consolidated Financial Statements................5

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations...................13

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........22

Item 4.    Controls and Procedures............................................23

PART II.   OTHER INFORMATION
-------    -----------------

Item 1.    Legal Proceedings..................................................24

Item 1A.   Risk Factors.......................................................24

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds........24

Item 3.    Defaults Upon Senior Securities....................................24

Item 4.    Submission of Matters to a Vote of Security Holders................25

Item 5.    Other Information..................................................25

Item 6.    Exhibits...........................................................25

Signatures....................................................................26

Index of Exhibits............................................................E-1

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


                                    PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 JUNE 30, 2007 AND DECEMBER 31, 2006
                                       (dollars in thousands)
                                                                         June 30,       December 31,
                                                                           2007            2006
                                                                       ------------    ------------
ASSETS                                                                  (unaudited)
------
Cash and due from banks                                                $     12,879    $     16,162
Federal funds sold                                                           38,312          21,634
                                                                       ------------    ------------
     Cash and cash equivalents                                               51,191          37,796
Investment securities available-for-sale, at market value                   108,646          95,735
Investment securities held-to-maturity (market value of $17,441
     (unaudited) and $20,454 at June 30, 2007 and December 31, 2006,
      respectively)                                                          18,099          20,820
Federal Reserve Bank Stock                                                    1,952           1,952
Federal Home Loan Bank Stock                                                    550             542
Loans held-for-sale                                                           1,366             242

Loans                                                                       314,823         315,322
     Less: Allowance for loan losses                                          3,490           3,229
                                                                       ------------    ------------
          Loans, net                                                        311,333         312,093

Accrued interest receivable                                                   2,051           2,613
Premises and equipment                                                        5,049           5,357
Bank owned life insurance                                                     3,505           3,447
Goodwill                                                                     26,957          26,957
Core deposit intangible                                                       2,202           2,478
Due from broker                                                                  --           3,527
Other assets                                                                  2,874           2,740
                                                                       ------------    ------------
          Total assets                                                 $    535,775    $    516,299
                                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
     Non-interest bearing                                              $     82,194    $     83,482
     Interest bearing                                                       357,505         343,795
                                                                       ------------    ------------
                                                                            439,699         427,277
Other borrowings                                                             24,268          17,099
Subordinated debentures                                                       5,155           5,155
Accrued expenses and other liabilities                                        1,509           1,273
                                                                       ------------    ------------
          Total liabilities                                                 470,631         450,804
                                                                       ------------    ------------

Shareholders' equity:
Common stock, par value $0.01 per share. Authorized
     100,000,000 shares and issued and outstanding
     8,705,129 and 8,667,281 shares at June 30, 2007 and
     December 31, 2006, respectively                                             87              87
Additional paid-in capital                                                   60,627          60,501
Accumulated other comprehensive loss, net of tax benefit                     (1,359)         (1,409)
Retained earnings                                                             5,789           6,316
                                                                       ------------    ------------
          Total shareholders' equity                                         65,144          65,495
                                                                       ------------    ------------
          Total liabilities and shareholders' equity                   $    535,775    $    516,299
                                                                       ============    ============

See accompanying notes to consolidated financial statements.

                                                 1

                                           CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (dollars in thousands, except per share amounts)

                                                                   Three months ended           Six months ended
                                                                        June 30,                    June 30,
                                                                   2007          2006          2007           2006
                                                                -----------   -----------   -----------    -----------
                                                                        (unaudited)                 (unaudited)

Interest and dividend income:
     Interest and fees on loans                                 $     5,804   $     5,882   $    11,590    $    11,486
     Interest on securities available-for-sale                        1,080         1,124         2,120          2,280
     Interest on federal funds sold and due from banks                  619            64           954            112
     Interest on securities held-to-maturity                            226           251           462            506
                                                                -----------   -----------   -----------    -----------
          Total interest and dividend income                          7,729         7,321        15,126         14,384

Interest expense:
     Interest expense on deposits                                     3,293         2,564         6,397          4,661
     Interest expense on other borrowings                               184           309           343            912
     Interest expense on subordinated debentures                        110           106           218            205
                                                                -----------   -----------   -----------    -----------
          Total interest expense                                      3,587         2,979         6,958          5,778

                                                                -----------   -----------   -----------    -----------
          Net interest income                                         4,142         4,342         8,168          8,606
                                                                -----------   -----------   -----------    -----------

Provision for loan losses:                                               40            97           165            148
                                                                -----------   -----------   -----------    -----------
          Net interest income after provision for loan losses         4,102         4,245         8,003          8,458
                                                                -----------   -----------   -----------    -----------

Other income (loss):
     Impairment on available-for-sale securities                         --            --        (1,957)            --
     Service charges on deposit accounts                                367           343           720            682
     Gain on sale of available-for-sale securities                       87            --            87             --
     Income on bank owned life insurance                                 29            25            58             55
     Gain on sale of loans held-for-sale                                 26            51            33            161
     Other service charges, commissions and fees                         --             4            --              6
                                                                -----------   -----------   -----------    -----------
          Total other income (loss)                                     509           423        (1,059)           904
                                                                -----------   -----------   -----------    -----------

Operating expenses:
     Salaries and employee benefits                                   1,676         1,850         3,494          3,732
     Net occupancy expenses                                             459           424           932            826
     Data processing fees                                               215           195           444            398
     Core deposit intangible amortization                               138           155           276            309
     Other operating expenses                                           957           970         1,949          1,870
                                                                -----------   -----------   -----------    -----------
          Total other expenses                                        3,445         3,594         7,095          7,135
                                                                -----------   -----------   -----------    -----------

Income (loss) before provision for income taxes                       1,166         1,074          (151)         2,227

Income tax expense                                                      431           399           376            827
                                                                -----------   -----------   -----------    -----------

          Net income (loss)                                     $       735   $       675   $      (527)   $     1,400
                                                                ===========   ===========   ===========    ===========

Basic earnings (loss) per share                                 $       .08   $       .08   $      (.06)   $       .16
                                                                ===========   ===========   ===========    ===========
Diluted earnings (loss) per share                               $       .08   $       .07   $      (.06)   $       .15
                                                                ===========   ===========   ===========    ===========

Average basic shares outstanding                                  8,685,424     8,675,672     8,676,877      8,642,994
                                                                ===========   ===========   ===========    ===========
Average diluted shares outstanding                                9,155,322     9,175,796     8,676,877      9,163,264
                                                                ===========   ===========   ===========    ===========

See accompanying notes to consolidated financial statements.

                                                          2

                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                                   (dollars in thousands)

                                                                              Accumulated
                                                               Additional         other
                                                 Common         paid-in       comprehensive     Retained
                                                  stock         capital       (loss) income     earnings         Total
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005                  $         86    $     59,995    $     (2,153)   $      3,850    $     61,778
--------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                              --              --              --           1,400           1,400
Unrealized loss on securities
   available-for-sale, net of tax of $585               --              --            (989)             --           (989)
                                                                                                              ------------
Total comprehensive income                              --              --              --              --             411
Exercise of stock options -113,150 shares
  (including tax benefit of $250)                        1             724              --              --             725
Common Stock Retired - 22,599 shares                    --            (217)             --              --            (217)

--------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2006                      $         87    $     60,502    $     (3,142)   $      5,250    $     62,697
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2006                  $         87    $     60,501    $     (1,409)   $      6,316    $     65,495
--------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net loss                                                --              --              --            (527)           (527)
Unrealized loss on securities
   available-for-sale, net of tax of $743               --              --          (1,311)             --          (1,311)
Reclassification adjustment for
   gains  included in
   net income (net of tax $37)                          --              --              50              --              50
Impairment on securities
   available-for-sale, net of tax of ($646)             --              --           1,311              --           1,311
                                                                                                              ------------
Total comprehensive loss                                --              --              --              --            (477)

Exercise of stock options - 36,641 shares
  (including tax benefit of $13)                        --             130              --              --             130

Cash paid for fractional shares                         --              (4)             --              --              (4)
--------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2007                      $         87    $     60,627    $     (1,359)   $      5,789    $     65,144
==========================================================================================================================

See accompanying notes to consolidated financial statements.

                                                             3

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                         (dollars in thousands)
                                                                                  Six months ended
                                                                                       June 30,
                                                                                  2007         2006
                                                                                ---------    ---------
                                                                               (unaudited)  (unaudited)
Cash flows from operating activities:
     Net (loss) income                                                          $    (527)   $   1,400
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Increase in cash surrender value of life insurance                                (58)         (55)
    Deferred taxes                                                                    245          365
    Tax benefit of stock option exercises                                             (13)          --
    Provision for loan losses                                                         165          148
    Depreciation and amortization                                                     375          437
    Net discount accretion on held-to-maturity securities                              (6)          (4)
    Net premium amortization on available-for-sale securities                          51           89
    Core deposit intangible amortization                                              276          309
    Impairment on available-for-sale securities                                     1,957           --
    Gain on sale of securities available-for-sale                                     (87)          --
    Gain on the sale of loans held-for-sale                                           (33)        (161)
    Originations of loans held-for-sale                                           (13,151)     (15,956)
    Proceeds from the sale of loans held-for-sale                                  12,060       18,667
    Decrease (increase) in accrued interest receivable                                562           (9)
    (Increase) decrease  in other assets                                             (387)         309
    Increase (decrease) in accrued expenses and other liabilities                     236         (394)
                                                                                ---------    ---------
         Net cash provided by operating activities                                  1,665        5,145
                                                                                ---------    ---------

Cash flows from investing activities:
     Proceeds from maturities of and paydowns on investment securities
       held-to-maturity                                                             2,727          924
     Proceeds from sales, maturities of and paydowns on investment securities
       available-for-sale                                                          91,223        6,962
     Purchases of  investment securities available-for-sale                      (106,005)          --
     Decrease in due from broker                                                    3,527           --
     Net decrease (increase) in loans                                                 595       (7,169)
     Purchases of premises and equipment, net                                         (67)        (191)
                                                                                ---------    ---------
           Net cash used in investing activities                                   (8,000)         526
                                                                                ---------    ---------


Cash flows from financing activities:
     Net proceeds from stock options exercised                                        143          508
     Net decrease in non-interest bearing deposits                                 (1,288)      (7,193)
     Net increase in interest bearing deposits                                     13,710       13,825
     Net increase (decrease) in other borrowings                                    7,169      (11,038)
     Cash paid for fractional shares                                                   (4)          --
                                                                                ---------    ---------
           Net cash provided by (used in) financing activities                     19,730       (3,898)
                                                                                ---------    ---------

            Increase in cash and cash equivalents                                  13,395        1,773

Cash and cash equivalents at beginning of period                                   37,796       21,228
                                                                                ---------    ---------
Cash and cash equivalents at end of period                                      $  51,191    $  23,001
                                                                                =========    =========

Cash paid during the period for:
     Interest                                                                   $   6,727    $   5,735
                                                                                =========    =========
     Income taxes                                                               $     442    $     946
                                                                                =========    =========

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

The interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations that may be expected for all of 2007.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission.

The number of shares outstanding and earnings per share amounts set forth herein for all periods presented have been adjusted to reflect the 5% stock dividends paid on July 2, 2007 and July 1, 2006.

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

Note 2.  Earnings Per Share
---------------------------

The following table reconciles shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006:

                                      Three months ended     Six months ended
                                            June 30,              June 30,
                                        2007       2006       2007       2006
                                     ------------------------------------------
Average basic shares outstanding     8,685,424  8,675,672  8,676,877  8,642,994
Add effect of dilutive securities:
       Stock options                   469,898    500,124         --    520,270
                                     ------------------------------------------
Average diluted shares outstanding   9,155,322  9,175,796  8,676,877  9,163,264
                                     ------------------------------------------

For the three and six months ended June 30, 2007, the effect of dilutive securities related to the Company's stock option plans totaled 469,898 and 461,044, respectively, which, when added to the average basic shares outstanding for the three and six months ended June 30, 2007, of 8,685,424 and 8,676,877, respectively, would result in average diluted shares outstanding totaling 9,155,322 and 9,137,921, respectively, for the three and six months ended June 30, 2007. However, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, due to the Company reporting a net loss for the six months ended June 30, 2007, including potential common shares in the denominator of a diluted per-share computation would result in an antidilutive per-share amount.

Stock Appreciation Rights

On January 31, 2006, the Company granted under its 2005 Equity Incentive Plan 165,375 Stock

                     Central Jersey Bancorp and Subsidiary

Appreciation Rights ("SARS") (93,713 were granted to employees and 71,662 were granted to directors), each with an exercise price of $9.87. Of this amount, 5,513 SARS were subsequently forfeited. These SARS can only be settled in cash. The SARS vest over a four year period and expire February 1, 2016. The fair value of SARS granted was estimated on June 30, 2007 using the Black-Scholes option pricing model with the following weighted-average assumptions used: stock price $7.95, dividend yield of 0%; expected volatility of 41.17%; risk free interest rate of 4.94%; and expected lives of seven years. These SARS had a fair value of approximately $3.58 per share at June 30, 2007. The Company recorded share based payment expense of $0 and $92,000, pre-tax, respectively, for the three and six months ended June 30, 2007, related to the grant of SARS on January 31, 2006. As of June 30, 2007, total unvested compensation expense was approximately $352,000, pre-tax, and will vest over 31 months.

A summary of the status of the Company's SARS for the six months ended June 30, 2007 is presented below:


                                             For the six months ended
                                                   June 30, 2007
-----------------------------------------------------------------------
                                                            Weighted
                                                             average
                                                            exercise
                                                SARS          price
-----------------------------------------------------------------------
                                                 159,862   $       9.87
Outstanding at beginning of year

Granted                                               --             --

Forfeited                                             --             --

Exercised                                             --             --
=======================================================================

Outstanding at period end                        159,862   $       9.87
=======================================================================
                                                  39,965   $       9.87
SARS exercisable at period end

Weighted average fair value of
     SARs granted                           $       3.58
=======================================================================

                     Central Jersey Bancorp and Subsidiary

Stock Option Plan

In 2000, the Company established its Employee and Director Stock Option Plan (the "Plan"). The Plan currently provides for the granting of stock options to purchase in aggregate up to 1,458,605 shares of the Company's common stock, subject to adjustment for certain dilutive events such as stock distributions. During the six months ended June 30, 2007, no options were granted. As a result of the January 1, 2005 combination with Allaire Community Bank, all outstanding options granted under the Plan became fully vested. In addition, options to purchase 763,551 shares of Allaire Community Bank common stock were converted into options to purchase 763,551 shares of Central Jersey Bancorp common stock, all of which are fully vested.

A summary of the status of the Company's stock options as of and for the six months ended June 30, 2007 is presented below:

                                      For the six months ended
                                           June 30, 2007
----------------------------------------------------------------
                                                     Weighted
                                                      average
                                                     exercise
                                        Shares         price
----------------------------------------------------------------

Outstanding at beginning of year       1,429,803    $       4.94

Granted                                       --              --

Forfeited                                 (2,222)           8.54

Exercised                                (36,641)           3.18
================================================================

Outstanding at period end              1,390,940    $       4.98
================================================================

Options exercisable at period end      1,390,940    $       4.98

Weighted average fair value of
     options granted                                       n/a(1)
================================================================


-----------------------
(1) No stock options were ganted in 2007.

                     Central Jersey Bancorp and Subsidiary

Note 3.  Loans Receivable, Net and Loans Held-for-Sale
------------------------------------------------------

Loans receivable, net and loans held-for-sale, at June 30, 2007 and December 31, 2006, consisted of the following (in thousands):

                                     June 30,     December 31,
Loan Type                              2007           2006
---------                          ------------   ------------

Real estate loans - commercial     $    242,684   $    237,015
Home equity and second mortgages         37,406         35,573
Commercial and industrial loans          27,566         35,476
1-4 family real estate loans              3,958          4,182
Consumer loans                            3,028          2,857
                                   ------------   ------------

     Subtotal                      $    314,642   $    315,103
Less:
Deferred loan costs, net                    181            219
     Allowance for loan losses            3,490          3,229
                                   ------------   ------------
          Net loans                $    311,333   $    312,093
                                   ============   ============

Loans held-for-sale                $      1,366   $        242
                                   ============   ============


Non-Performing Loans

Loans are considered to be non-performing if they (a) are on a non-accrual basis, (b) are past due ninety days or more and still accruing interest, or (c) have been renegotiated to provide a reduction or deferral of interest because of a weakening in the financial position of the borrowers. A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. Central Jersey Bancorp had non-accrual loans totaling $2.1 million at June 30, 2007, as compared to $91,000 at December 31, 2006. The increase in non-performing loans is due primarily to one commercial mortgage loan totaling $2.0 million, which was placed on non-accrual status in April 2007.

There were no loan charge-offs during the six months ended June 30, 2007, as compared to $46,000 for the same period in 2006 Recoveries totaled $96,000 during the six months ended June 30, 2007, as compared to $2,000 for the same period in 2006.

                     Central Jersey Bancorp and Subsidiary

Note 4.  Deposits
-----------------

The major types of deposits at June 30, 2007 and December 31, 2006 were as follows (in thousands):

                                                  June 30,     December 31,
Deposit Type                                        2007           2006
------------                                    ------------   ------------


Demand deposits, non-interest bearing           $     82,194   $     83,482
Savings, N.O.W. and money market accounts            203,659        202,650
Certificates of deposit of less than $100,000         85,501         75,842
Certificates of deposit of $100,000 or more           68,345         65,303
                                                ------------   ------------

     Total                                      $    439,699   $    427,277
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

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of subordinated debentures from Central Jersey Bancorp. The subordinated debentures bear a variable interest rate equal to LIBOR plus 285 basis points. Although the subordinated debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp. At June 30, 2007, $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital. Central Jersey Bancorp is using the proceeds it received from the subordinated debentures to support the general balance sheet growth of Central Jersey Bancorp and to maintain Central Jersey Bank, N.A.'s required regulatory capital ratios.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At June 30, 2007, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities. Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital. However, in the event that the trust preferred issues do not qualify as Tier I Capital, Central Jersey Bank, N.A. would remain well capitalized.

Note 6.  Other-Than-Temporary Impairment
----------------------------------------

During the six months ended June 30, 2007, Central Jersey Bancorp executed a balance sheet restructuring strategy involving approximately $88.6 million of investment securities held in the available-for-sale

                     Central Jersey Bancorp and Subsidiary

investment portfolio. The restructuring resulted in a one-time pre-tax impairment charge of approximately $1.96 million, which was reflected in Central Jersey Bancorp's consolidated financial statements for the three months ended March 31, 2007. Available-for-sale investment securities, consisting primarily of lower yielding fixed rate callable agency investment securities were sold during the second quarter of 2007 and replaced with higher yielding investment securities with a comparable to modestly shorter aggregate weighted average life. The market value loss that these investment securities carried at March 31, 2007, was recorded as an other-than-temporary impairment since Central Jersey Bancorp did not have the intent to hold these securities to recovery. The investment securities the Company identified as impaired were primarily fixed rate government sponsored agency bonds that either had a below market interest rate coupon or a longer than desired maturity term. Central Jersey Bancorp realized a gain on the sale of available-for-sale securities of $87,000, pre-tax, in conjunction with the balance sheet restructuring for the three months ended June 30, 2007.

Note 7.  Income Taxes
---------------------

The Company recorded an income tax expense of $431,000 for the three months ended June 30, 2007 on income before taxes of $1.2 million, resulting in an effective tax rate of 36.96%, as compared to income tax expense of $399,000 on income before taxes of $1.1 million for the same period in 2006, resulting in an effective tax rate of 37.15%.

The Company recorded an income tax expense of $376,000 for the six months ended June 30, 2007 on a loss before taxes of $151,000, as compared to income tax expense of $827,000 on income before taxes of $2.2 million for the same period in 2006, resulting in an effective tax rate of 37.14%.

The reason the Company recorded an income tax expense for the six months ended June 30, 2007, even though the Company reported a net loss for the period, resulted from the fact that the majority of the investment securities for which the previously-mentioned $1.96 million other-than-temporary impairment was recorded were held by CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A. A full valuation allowance was recorded for the impairment of the investment securities sold by CJB Investment Company. The impairment of the investment securities at the investment company level was considered a capital loss for tax purposes while the impairment of the investment securities held by Central Jersey Bank, N.A. was considered an ordinary loss for tax purposes. CJB Investment Company does not, at this time, have the ability to generate capital gains and utilize the capital losses and thus a full valuation allowance was required for the investment company available-for-sale securities which were identified as other-than-temporarily impaired.

Note 8. Branch Office Closings
------------------------------

On May 31, 2007, Central Jersey Bancorp announced to its customers that two of its branch offices would be closing effective September 14, 2007 - Route 35, Neptune City and Highway 33, Neptune Township. The customer relationships from both of these branch offices will be moved to the West Sylvania, Neptune City branch office. As a result of the August 22, 2005 merger between Monmouth Community Bank, N.A. and Allaire Community Bank, Central Jersey Bank, N.A. was serving a single banking market with three overlapping branch offices. The majority of the one-time pre-tax expenses associated with the consolidation of these two branch offices into our West Sylvania, Neptune City branch office, totaling approximately $293,000, will be reflected in Central Jersey Bancorp's consolidated financial statements for the three months ended September 30, 2007 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. For the three months ended June 30, 2007, Central Jersey Bancorp recorded approximately $35,000, pre-tax, in one-time termination benefits related to the branch office consolidations in accordance with SFAS No. 146.

                     Central Jersey Bancorp and Subsidiary

Note 9.  Recent Accounting Pronouncements
-----------------------------------------

In March 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 156, Accounting for Servicing of Financial Assets. Prior thereto, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, established, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because SFAS No. 156 permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 was effective in the first fiscal year beginning after September 15, 2006 with earlier adoption permitted. Central Jersey Bancorp's adoption of SFAS No. 156 on January 1, 2007 did not have a material impact on its consolidated financial statements.

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

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized, or continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 was effective for fiscal years beginning after December 15, 2006. Central Jersey Bancorp's adoption of FIN 48 on January 1, 2007 did not have a material impact on its consolidated financial statements.

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

                     Central Jersey Bancorp and Subsidiary

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

SFAS No. 159 is effective for years beginning after November 15, 2007. Consequently, Central Jersey Bancorp will be required to adopt the provisions of SFAS No. 159, as applicable, beginning January 1, 2008. Central Jersey Bancorp does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

General

The following discussion and analysis is intended to provide information about the Company's financial condition as of June 30, 2007 and results of operations for the three and six months ended June 30, 2007 and 2006. The following information should be read in conjunction with the Company's unaudited consolidated financial statements for the three and six months ended June 30, 2007 and 2006, including the related notes thereto, contained elsewhere in this document.

Critical Accounting Policies

"Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures found elsewhere in this quarterly report on Form 10-Q, are based upon the Company's unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to Central Jersey Bancorp's audited consolidated financial statements for the year ended December 31, 2006, included with Central Jersey Bancorp's annual report on Form 10-K for the year ended December 31, 2006, contains a summary of the Company's significant accounting policies. Management believes the Company's policies with respect to the methodology for the determination of the allowance for loan losses and the impairment of investment securities requires management to make difficult and subjective judgments that often require assumptions or estimates about uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. These critical policies and their application are periodically reviewed with the Company's Audit Committee and its Board of Directors.

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

Income taxes are accounted for under the asset and liability method. Current income taxes are provided for based upon amounts estimated to be currently payable, for both federal and state income taxes. Deferred federal and state tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial statement and tax basis of existing assets and liabilities. Deferred tax assets are recognized for future deductible temporary differences and tax loss carry forwards if their realization is "more-likely-than-not." The effect of a change in the tax rate on deferred taxes is recognized in the period of the enactment date.

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

Overview

Central Jersey Bancorp reported net income of $735,000 for the three months ended June 30, 2007, as compared to $675,000 for the same period in 2006. This represents an increase of $60,000, or 8.9%. Basic and diluted earnings per share were both $0.08 for the three months ended June 30, 2007, as compared to $0.08 and $0.07, respectively, for same period in 2006. Per share earnings have been adjusted in all periods to reflect the 5% stock dividends paid on July 2, 2007 and July 1, 2006.

During the six months ended June 30, 2007, Central Jersey Bancorp executed a balance sheet restructuring strategy involving approximately $88.6 million of investment securities held in the available-for-sale investment portfolio. The restructuring resulted in a one-time pre-tax impairment charge of approximately $1.96 million, which was reflected in Central Jersey Bancorp's consolidated financial statements for the three months ended March 31, 2007. Available-for-sale investment securities, consisting primarily of lower yielding fixed rate callable agency investment securities were sold during the second quarter of 2007 and replaced with higher yielding investment securities with a comparable to modestly shorter aggregate weighted average life. The market value loss that these investment securities carried at March 31, 2007, was recorded as an other-than-temporary impairment since Central Jersey Bancorp did not have the intent to hold these securities to recovery. The investment securities the Company identified as impaired were primarily fixed rate government sponsored agency bonds that either had a below market interest rate coupon or a longer than desired maturity term. Central Jersey Bancorp realized a gain on the sale of available-for-sale securities of $87,000, pre-tax, in conjunction with the balance sheet restructuring for the three months ended June 30, 2007.

As a result of the previously-mentioned balance sheet restructuring, Central Jersey Bancorp reported a net loss of $527,000 for the six months ended June 30, 2007, as compared to net income of $1.4 million for the same period in 2006. Basic and diluted loss per share for the six months ended June 30, 2007 were both ($0.06), as compared to basic and diluted earnings per share of $0.16 and $0.15, respectively, for the same period in 2006.

Total assets of $535.8 million at June 30, 2007 were comprised primarily of $126.7 million in investment securities, $311.3 million in net loans, $1.4 million in loans held-for-sale and $51.2 million in cash and cash equivalents, as compared to total assets of $516.3 million at December 31, 2006, which primarily consisted of $116.6 million in investment securities, $312.1 million in net loans, $242,000 in residential loans held-for-sale and $37.8 million in cash and cash equivalents. Total assets at June 30, 2007 were funded primarily through deposits totaling $439.7 million and other borrowings totaling $24.3 million, as compared to $427.3 million and $17.1 million, respectively, at December 31, 2006.

At June 30, 2007, non-accrual loans totaled $2.1 million as compared to $91,000 at December 31, 2006. The increase in non-performing loans is due primarily to one commercial mortgage loan totaling $2.0 million, which was placed on non-accrual status in April 2007. There were no loan charge-offs during the six months ended June 30, 2007, as compared to $46,000 for the same period in 2006. Recoveries totaled $96,000 during the six months ended June 30, 2007, as compared to $2,000 for the same period in 2006.

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

For the three and six months ended June 30, 2007 and 2006

Net Interest Income

Net interest income was $4.1 million for the three months ended June 30, 2007, as compared to $4.3 million for the same period in 2006. Net interest income for the three months ended June 30, 2007 was comprised primarily of $5.8 million of interest and fees on loans, $1.3 million of interest on securities, and $619,000 of interest on federal funds sold and due from banks, less interest expense on deposits of $3.3 million, interest expense on borrowed funds of $184,000 and interest expense on subordinated debentures of $110,000. The average net interest margin for the three months ended June 30, 2007 was 3.48% as compared to 3.76% for the same period in 2006.

Net interest income was $8.2 million for the six months ended June 30, 2007, as compared to $8.6 million for the same period in 2006. Net interest income for the six months ended June 30, 2007 was comprised primarily of $11.6 million of interest and fees on loans, $2.6 million of interest on securities, and $954,000 of interest on federal funds sold and due from banks, less interest expense on deposits of $6.4 million, interest expense on borrowed funds of $343,000 and interest expense on subordinated debentures of $218,000. The average net interest margin for the six months ended June 30, 2007 was 3.51%, as compared to 3.74% for the same period in 2006.

Interest and dividend income was $7.7 million for the three months ended June 30, 2007, as compared to $7.3 million for the same period in 2006. This represents an increase of $400,000, or 5.5%, which is due primarily to the general increase in interest rates. The average yield on interest-earning assets increased to 6.43% for the three months ended June 30, 2007, as compared to 6.39% for the same period in 2006. Average interest-earning assets, which were 91.5% of average total assets, totaled $477.4 million for the three months ended June 30, 2007, and were comprised primarily of $317.7 million in loans, $110.3 million in investment securities, $45.6 million in federal funds sold and $3.8 million in other interest bearing deposits.

Interest and dividend income was $15.1 million for the six months ended June 30, 2007, as compared to $14.4 million for the same period in 2006. This represents an increase of $700,000, or 4.9%, which is due primarily to the general increase in interest rates. The average yield on interest-earning assets increased to 6.42% for the six months ended June 30, 2007, as compared to 6.31% for the same period in 2006. Average interest-earning assets, which were 91.1% of average total assets, totaled $469.9 million for the six months ended June 30, 2007, and were comprised primarily of $317.8 million in loans, $114.1 million in investment securities, $34.3 million in federal funds sold and $3.7 million in other interest bearing deposits.

Interest  expense was $3.6 million for the three months ended June 30, 2007,  as compared to $3.0 million for the same period in 2006. This represents an increase of $600,000, or 20.0%. The increase was due primarily to the cost of deposits and interest bearing liabilities which increased to an average cost of 3.17% for the three months ended June 30, 2007 from an average cost of 2.69% for the same period in 2006. Average interest-bearing deposits totaled $347.1 million for the three months ended June 30, 2007, as compared to $327.3 million for the same period in 2006, representing an increase of $19.8 million, or 6.1%, and were comprised of $120.5 million in interest-bearing checking and money market deposits, $73.3 million in savings deposits and $153.2 million in time deposits. Interest expense associated with borrowings and subordinated debentures totaled $184,000 and $110,000, respectively, for the three months ended June 30, 2007, as compared to $309,000 and $106,000, respectively, for the same period in 2006. Borrowings for the three months ended June 30, 2007 averaged $21.4 million, as compared to $26.7 million for the same period in 2006. The decrease in borrowings was primarily attributable to an increase in deposits and cash flows derived from the Company's normal business activities.

Interest  expense was $7.0 million for the six months  ended June 30,  2007,  as compared to $5.8 million for the same period in 2006. This represents an increase of $1.2 million, or 20.7%. The increase was due primarily to the cost of deposits and interest bearing liabilities which increased to an average cost of 3.13% for the six months ended June 30, 2007 from an average cost of 2.60% for the same period in 2006. Average interest-bearing deposits totaled $342.4 million for the three months ended June 30, 2007, as compared to $317.7 million for the same period in 2006, representing an increase $24.7 million, or 7.8%, and were comprised of $120.4 million in interest-bearing checking and money market deposits, $73.1 million in savings deposits and $148.8 million in time deposits. Interest expense associated with borrowings and subordinated debentures totaled $343,000 and $218,000, respectively, for the six months ended June 30, 2007, as compared to $912,000 and $205,000, respectively, for the same period in 2006. Borrowings for the six months ended June 30, 2007 averaged $19.4 million, as compared to $40.0 million for the same period in 2006. The decrease in borrowings was primarily attributable to an increase in deposits and cash flows derived from the Company's normal business activities.

Provision for Loan Losses

For the three and six months ended June 30, 2007, the provision for loan losses was $40,000 and $165,000, respectively, as compared to $97,000 and $148,000, respectively, for the same periods in 2006. The provision for loan losses recorded during the three and six months ended June 30, 2007 is a direct result of the change in risk rating of certain commercial loans. Recoveries totaled $96,000 during the six months ended June 30, 2007, as compared to $2,000 for the same period in 2006.

Non-Interest Income (Loss)

Non-interest income (loss), which consists of service charges on deposit accounts, income from bank owned life insurance and fees from the gain on the sale of residential mortgages, was $509,000 for the three months ended June 30, 2007, as compared to $423,000 for the same period in 2006.

Non-interest income (loss) reflected a loss of $1.1 million for the six months ended June 30, 2007, as compared to income of $904,000, for the same period in 2006. The non-interest income loss for the six months ended June 30, 2007, is directly related to the previously-disclosed $1.96 million, pre-tax, other than temporary impairment recorded in conjunction with the one-time balance sheet restructuring charge.

Non-Interest Expense

Non-interest expense was $3.4 million and $7.1 million, respectively, for the three and six months ended June 30, 2007, as compared to $3.6 million and $7.1 million, respectively, for the same periods in 2006. Non-interest expense generally includes costs associated with employee salaries and benefits, occupancy expenses, data processing fees, professional fees and other operating expenses.

The table below present's non-interest expense, by major category, for the three and six months ended June 30, 2007 and 2006 (in thousands):

                                       Three months ended     Six months ended
                                             June 30,             June 30,
Non-Interest Expense                     2007       2006       2007       2006
--------------------                   --------   --------   --------   --------

Salaries and employee benefits         $  1,676   $  1,850   $  3,494   $  3,732
Net occupancy expenses                      459        424        932        826
Data processing fees                        215        195        444        398
Outside service fees                        214        223        416        432
Audit and tax fees                          150         93        265        156
Core deposit intangible amortization        138        155        276        309
Legal fees and expenses                      69         50        182         71
Printing, stationery, and supplies           54         70        116        123
Advertising and marketing expenses           38         34         74         84
Other operating expenses                    432        500        896      1,004
                                       --------   --------   --------   --------
      Total                            $  3,445   $  3,594   $  7,095   $  7,135
                                       ========   ========   ========   ========

Income Tax Expense

The Company recorded an income tax expense of $431,000 for the three months ended June 30, 2007 on income before taxes of $1.2 million, resulting in an effective tax rate of 36.96%, as compared to income tax expense of $399,000 on income before taxes of $1.1 million for the same period in 2006, resulting in an effective tax rate of 37.15%.

The Company recorded an income tax expense of $376,000 for the six months ended June 30, 2007 on a loss before taxes of $151,000, as compared to income tax expense of $827,000 on income before taxes of $2.2 million for the same period in 2006, resulting in an effective tax rate of 37.14%.

The reason the Company recorded an income tax expense for the six months ended June 30, 2007, even though the Company reported a net loss for the period, resulted from the fact that the majority of the investment securities for which the previously-mentioned $1.96 million other-than-temporary impairment was recorded were held by CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A. A full valuation allowance was recorded for the impairment of the investment securities sold by CJB Investment Company. The impairment of the investment securities at the investment company level was considered a capital loss for tax purposes while the impairment of the investment securities held by Central Jersey Bank, N.A. was considered an ordinary loss for tax purposes. CJB Investment Company does not, at this time, have the ability to generate capital gains and utilize the capital losses and thus a full valuation allowance was required for the investment company available-for-sale securities which were identified as other-than-temporarily impaired.

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on hand, due from banks and federal funds sold. At June 30, 2007, cash and cash equivalents were $51.2 million, an increase of $13.4 million, or 35.4%, over the December 31, 2006 total of $37.8 million. During this period, federal funds sold increased by $16.7 million. This increase was due primarily to the timing of cash flows related to the Company's business activities.

Investment Portfolio

Investment securities totaled $126.7 million at June 30, 2007, an increase of $10.1 million, or 8.7%, over the December 31, 2006 total of $116.6 million. The increase in investment securities is due to purchases of mortgage-backed securities made during the three months ended June 30, 2007. For the six months ended June 30, 2007, principal pay downs of mortgage-backed securities totaled $3.5 million and $2.0 million of government-sponsored agency securities matured.

Loan Portfolio

Loans held-for-sale totaled $1.4 million at June 30, 2007, as compared to $242,000 at December 31, 2006. The increase in loans held-for-sale is due primarily to the timing of residential mortgage loan closings.

Loans, net of the allowance for loan losses, closed the six months ended June 30, 2007 at $311.3 million, a decrease of $800,000, or (0.26%), from the $312.1 million balance at December 31, 2006. The slight decrease in loan balances is reflective of the general slowdown in loan origination volume being experienced by the banking industry.

The allowance for loan losses, which began the year at $3.23 million, or 1.02% of total loans, was $3.49 million at June 30, 2007, with the allowance for loan losses ratio at 1.11% of total loans. The increase in the allowance for loan losses ratio is due primarily to the incremental loan loss provision recorded in conjunction with the downgrade in risk rating of certain commercial loans. Recoveries totaled $96,000 during the six months ended June 30, 2007, as compared to $2,000 for same period in 2006.

Non-performing Loans

A loan is considered to be non-performing  if it (1) is on a non-accrual  basis,
(2) is past due ninety days or more and still accruing interest, or (3) has been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial position of the borrower. A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only where it is both adequately secured as to principal and is in the process of collection. The Company, at June 30, 2007, had non-performing loans totaling $2.1 million, as compared to $91,000 at December 31, 2006. The increase in non-performing loans is due primarily to one commercial mortgage loan totaling $2.0 million, which was placed on non-accrual status in April 2007.

Potential Problem Loans

In addition to non-performing loans, the Company maintains a "watch list" of loans which are subject to heightened scrutiny and more frequent review by management. Loans may be placed on the "watch list" because of documentation deficiencies, or because management has identified "structural weakness" which potentially could cause such loans to become non-performing in future periods.

As of June 30, 2007, loans on the watch list totaled $8.8 million, as compared to $5.0 million at December 31, 2006. The increase in loans on the "watch list" is due primarily to the previously-disclosed $2.0 million commercial mortgage loan which was placed on non-accrual status in April 2007.

Allowance for Loan Losses and Related Provision

For the three and six months ended June 30, 2007, the provision for loan losses was $40,000 and $165,000, respectively, as compared to $97,000 and $148,000, respectively, for the same periods in 2006. The increase is due primarily to the incremental loan loss provision recorded in conjunction with the downgrade in risk rating of certain commercial loans during the three and six months ended June 30, 2007.

Loan portfolio composition remained consistent at June 30, 2007, as compared to December 31, 2006, with commercial loans comprising 85.9% of total loans outstanding at June 30, 2007, as compared to 86.5% at December 31, 2006. In addition, the Company had non-accrual loans totaling $2.1 million at June 30, 2007, as compared to $91,000 at December 31, 2006. Net loans totaled $311.3 million at June 30, 2007, as compared to $312.1 million at December 31, 2006, a decrease of $800,000, or (0.26%). The allowance for loan losses increased to $3.49 million, or 1.11% of total gross loans, at June 30, 2007, as compared to $3.23 million, or 1.02% of total gross loans, at December 31, 2006. The increase in the allowance for loan losses ratio is due primarily to the incremental loan loss provision recorded in conjunction with the downgrade in risk rating of certain commercial loans during the three and six months ended June 30, 2007.

Deposits

One of the Company's primary strategies is the accumulation and retention of core deposits. Core deposits are defined as all deposits with the exception of certificates of deposits in excess of $100,000. Deposits, at June 30, 2007, totaled $439.7 million, an increase of $12.4 million, or 2.9%, over the December 31, 2006 total of $427.3 million. Core deposits as a percentage of total deposits were 84.5% and 84.7%, respectively, at June 30, 2007 and December 31, 2006.

Borrowings

Other borrowings were $24.3 million at June 30, 2007, as compared to $17.1 million at December 31, 2006, representing an increase of $7.2 million, or 42.1%. These borrowings are short-term in nature. The increase is due to growth in Central Jersey Bank, N.A.'s sweep account product for business customers.

Liquidity and Capital Resources

Liquidity defines the ability of Central Jersey Bank, N.A. to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank's asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements. The liquidity needs of Central Jersey Bank, N.A. have been primarily met by cash on hand, loan and investment amortizations and borrowings. Central Jersey Bank, N.A. invests funds not needed for operations (excess liquidity) primarily in daily federal funds sold. During the six months ended June 30, 2007, Central Jersey Bank, N.A. continued to maintain a large secondary source of liquidity known as investment securities available-for-sale. The market value of that portfolio was $108.6 million and $95.7 million, respectively, at June 30, 2007 and December 31, 2006.

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

Quantitative measures established by regulation to ensure capital adequacy require Central Jersey Bank, N.A. to maintain minimum amounts and ratios (set forth in the following table) of Total Capital and Tier 1 Capital to risk weighted assets and of Tier 1 Capital to average assets (leverage ratio). As of June 30, 2007, Central Jersey Bank, N.A. met all capital adequacy requirements to which it is subject.

The following is a summary of Central Jersey Bank, N.A.'s and Central Jersey Bancorp's actual capital ratios as of June 30, 2007 and December 31, 2006, compared to the minimum capital adequacy requirements and the requirements for classification as a "well-capitalized" institution:

                                           Tier I                        Tier I
                                         Capital to                    Capital to                   Total Capital to
                                     Average Assets Ratio             Risk Weighted                  Risk Weighted
                                       (Leverage Ratio)                Asset Ratio                    Asset Ratio
                                    June 30,     December 31,     June 30,     December 31,     June 30,     December 31,
                                      2007          2006            2007           2006           2007           2006
                                  ------------   ------------   ------------   ------------   ------------   ------------

Central Jersey Bancorp                8.31%         8.38%          11.68%         11.71%         12.68%         12.62%
Central Jersey Bank, N.A.             8.44%         8.47%          11.86%         11.81%         12.86%         12.72%

"Adequately capitalized"
institution (under federal
regulations)                          4.00%         4.00%           4.00%          4.00%          8.00%          8.00%


"Well capitalized" institution
(under federal regulations)           5.00%         5.00%           6.00%          6.00%         10.00%         10.00%


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

Central Jersey Bank, N.A.'s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Time deposits as a percentage of total deposits were 34.99% at June 30, 2007, as compared to 33.03% at December 31, 2006. Time deposits are generally short term in nature. As of June 30, 2007, 97.8% of all time deposits had maturities of one year or less, as compared to 85.7% at December 31, 2006. Central Jersey Bank, N.A.'s ability to retain maturing time deposit accounts is the result of a strategy to remain competitively priced within the marketplace. Central Jersey Bank, N.A.'s pricing strategy may vary depending upon funding needs and Central Jersey Bank, N.A.'s ability to fund operations through alternative sources, primarily by accessing short term lines of credit with the Federal Home Loan Bank during periods of pricing dislocation.

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

The following table sets forth the results of the projected net interest income simulation model for the twelve month period commencing July 1, 2007 and ending June 30, 2008:


                                              Net Interest Income
                                              -------------------
Change in Interest Rates
In Basis Points (Rate Shock)       Amount ($)      Change (%)        Change ($)
-------------------------------------------------------------------------------

+200                              $ 20,207         $  2,010             11.05%
+100                                19,211            1,014              5.57%
Base Case                           18,197               --                --
-100                                17,273             (924)            (5.08%)
-200                              $ 15,929         $ (2,268)           (12.46%)


The preceding table indicates that for the twelve month period ending June 30, 2008, in the event of an immediate 200 basis point parallel increase in interest rates, Central Jersey Bank, N.A. would experience an 11.05%, or $2.0 million, increase in net interest income for the period. In the event of a 200 basis point decrease in interest rates, Central Jersey Bank, N.A. would experience a (12.46%), or $2.3 million, decrease in net interest income for the twelve month period ending June 30, 2008.

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

              Not Applicable.

Item 3.       Defaults Upon Senior Securities
              -------------------------------

              Not Applicable.

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              The following matter was submitted to a vote of Central Jersey Bancorp's shareholders at Central Jersey Bancorp's 2007 Annual Meeting of Shareholders held on June 28, 2007 (the "Annual Meeting"). The number of shares of Central Jersey Bancorp's common stock that were present at the Annual Meeting in person or by proxy was 7,196,664.

              Election of Directors
              ---------------------

              At the Annual Meeting, the shareholders elected each of James G. Aaron, Esq., Mark R. Aikins, Esq., Nicholas A. Alexander, C.P.A., John A. Brockriede, George S. Callas, James P. Dugan, M. Claire French, William H. Jewett, Paul A. Larson, Jr., John F. McCann, Carmen M. Penta, C.P.A., Mark G. Solow, James S. Vaccaro and Robert S. Vuono to serve as a director of the Company. Each nominee for director was elected for a one year term. The balloting for election was as follows:

              -------------------------------------------------------------------------------
                                                                        Votes
              Name of Director                Votes For   Percentage   Withheld   Percentage
              -------------------------------------------------------------------------------
              James G. Aaron, Esq.            6,814,929      94.7       381,735       5.3
              -------------------------------------------------------------------------------
              Mark R. Aikins, Esq.            6,967,613      96.8       229,051       3.2
              -------------------------------------------------------------------------------
              Nicholas A. Alexander, C.P.A.   7,000,579      97.3       196,085       2.7
              -------------------------------------------------------------------------------
              John A. Brockriede              6,993,510      97.2       203,154       2.8
              -------------------------------------------------------------------------------
              George S. Callas                6,810,559      94.6       386,105       5.4
              -------------------------------------------------------------------------------
              James P. Dugan, Esq.            6,996,405      97.2       200,259       2.8
              -------------------------------------------------------------------------------
              M. Claire French                7,007,699      97.4       188,965       2.6
              -------------------------------------------------------------------------------
              William H. Jewett               7,012,752      97.4       183,912       2.6
              -------------------------------------------------------------------------------
              Paul A. Larson, Jr.             7,013,654      97.5       183,010       2.5
              -------------------------------------------------------------------------------
              John F. McCann                  6,996,813      97.2       199,851       2.8
              -------------------------------------------------------------------------------
              Carmen M. Penta, C.P.A.         7,008,318      97.4       188,346       2.6
              -------------------------------------------------------------------------------
              Mark G. Solow                   7,005,715      97.3       190,949       2.7
              -------------------------------------------------------------------------------
              James S. Vaccaro                6,997,691      97.2       198,973       2.8
              -------------------------------------------------------------------------------
              Robert S. Vuono                 7,007,117      97.4       189,547       2.6
              -------------------------------------------------------------------------------

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

                                    Central Jersey Bancorp
                                    --------------------------------------------
                                    Registrant


Date:  August 9, 2007                   /s/ James S. Vaccaro
                                    --------------------------------------------
                                    James S. Vaccaro
                                    President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date:  August 9, 2007                   /s/ Anthony Giordano, III
                                    --------------------------------------------
                                    Anthony Giordano, III
                                    Executive Vice President, Chief Financial
                                    Officer, Treasurer and Assistant Secretary
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

         10.1.1   Registrant's  Stock Option Plan  (Incorporated by reference to
                  Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23,
                  2002).

         10.1.2 The Allaire Community Bank 1999 Director Stock Option Plan (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-122468), effective February 2, 2005).

         10.1.3 The Allaire Community Bank 2000 Director Stock Option Plan (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-122468), effective February 2, 2005).

         10.1.4 The Allaire Community Bank 2001 Director Stock Option Plan (Incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-122468), effective February 2, 2005).

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