Form 10-Q
period 2007-09-30
CENTRAL JERSEY BANCORP
filed 2007-11-09
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2007.

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to ________.

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

Yes |X|  No | |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer | |   Accelerated filer |X|    Non-accelerated filer | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes | |  No |X|.

As of November 6, 2007, there were 8,744,990 shares of the registrant's common stock, par value $.01 per share, outstanding.

                             Central Jersey Bancorp
                               INDEX TO FORM 10-Q

                                                                                                      PAGE
                                                                                                      ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition
           as of September 30, 2007 (unaudited) and December 31, 2006 ................................. 1

           Consolidated Statements of Income (unaudited)
           for the three and nine months ended September 30, 2007 and 2006 ............................ 2

           Consolidated Statements of Changes in Shareholders' Equity (unaudited)
           for the nine months ended September 30, 2007 and 2006....................................... 3

           Consolidated Statements of Cash Flows (unaudited)
           for the nine months ended September 30, 2007 and 2006 ...................................... 4

           Notes to Unaudited Consolidated Financial Statements ....................................... 5

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations .......................................... 12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk ................................ 25

Item 4.    Controls and Procedures ................................................................... 26

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings ......................................................................... 27

Item 1A.   Risk Factors .............................................................................. 27

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds ............................... 27

Item 3.    Defaults Upon Senior Securities ........................................................... 27

Item 4.    Submission of Matters to a Vote of Security Holders ....................................... 27

Item 5.    Other Information ......................................................................... 27

Item 6.    Exhibits .................................................................................. 27

Signatures ........................................................................................... 28

Index of Exhibits ................................................................................... E-1

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
                             (dollars in thousands)

                                                                                    September 30,    December 31,
                                                                                        2007             2006
                                                                                    -------------    ------------
ASSETS                                                                               (unaudited)
Cash and due from banks                                                             $      11,015    $     16,162
Federal funds sold                                                                         18,481          21,634
                                                                                    -------------    ------------
     Cash and cash equivalents                                                             29,496          37,796
Investment securities available-for-sale, at market value                                 110,318          95,735
Investment securities held-to-maturity (market value of $17,353 (unaudited)
     and $20,454 at September 30, 2007 and December 31, 2006, respectively)                17,712          20,820
Federal Reserve Bank Stock                                                                  1,956           1,952
Federal Home Loan Bank Stock                                                                  550             542
Loans held-for-sale                                                                           544             242

Loans                                                                                     307,552         315,322
     Less: Allowance for loan losses                                                        3,489           3,229
                                                                                    -------------    ------------
          Loans, net                                                                      304,063         312,093

Accrued interest receivable                                                                 2,173           2,613
Premises and equipment                                                                      4,768           5,357
Bank owned life insurance                                                                   3,535           3,447
Goodwill                                                                                   26,957          26,957
Core deposit intangible                                                                     2,064           2,478
Due from broker                                                                                --           3,527
Other assets                                                                                2,753           2,740
                                                                                    -------------    ------------
          Total assets                                                              $     506,889    $    516,299
                                                                                    =============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Non-interest bearing                                                           $      76,647    $     83,482
     Interest bearing                                                                     329,369         343,795
                                                                                    -------------    ------------
                                                                                          406,016         427,277
Other borrowings                                                                           27,075          17,099
Subordinated debentures                                                                     5,155           5,155
Accrued expenses and other liabilities                                                      1,491           1,273
                                                                                    -------------    ------------
          Total liabilities                                                               439,737         450,804
                                                                                    -------------    ------------

Shareholders' equity:
Common stock, par value $0.01 per share. Authorized
     100,000,000 shares and issued and outstanding
     8,744,990 and 8,667,281 shares at September 30, 2007 and
     December 31, 2006, respectively                                                           87              87
Additional paid-in capital                                                                 60,786          60,501
Accumulated other comprehensive loss, net of tax benefit                                     (141)         (1,409)
Retained earnings                                                                           6,420           6,316
                                                                                    -------------    ------------
          Total shareholders' equity                                                       67,152          65,495
                                                                                    -------------    ------------
          Total liabilities and shareholders' equity                                $     506,889    $    516,299
                                                                                    =============    ============

See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                (dollars in thousands, except per share amounts)

                                                                    Three months ended             Nine months ended
                                                                       September 30,                 September 30,
                                                                    2007           2006           2007           2006
                                                                ------------   ------------   ------------   ------------
                                                                        (unaudited)                   (unaudited)
Interest and dividend income:
     Interest and fees on loans                                 $      5,731   $      5,859   $     17,320   $     17,346
     Interest on securities available-for-sale                         1,501          1,101          3,622          3,381
     Interest on federal funds sold and due from banks                   348            239          1,302            351
     Interest on securities held-to-maturity                             212            245            674            750
                                                                ------------   ------------   ------------   ------------
          Total interest and dividend income                           7,792          7,444         22,918         21,828

Interest expense:
     Interest expense on deposits                                      3,237          2,943          9,633          7,605
     Interest expense on other borrowings                                196            169            539          1,081
     Interest expense on subordinated debentures                         111            113            330            317
                                                                ------------   ------------   ------------   ------------
          Total interest expense                                       3,544          3,225         10,502          9,003

                                                                ------------   ------------   ------------   ------------
          Net interest income                                          4,248          4,219         12,416         12,825
                                                                ------------   ------------   ------------   ------------

Provision for loan losses:                                                --            318            165            465
                                                                ------------   ------------   ------------   ------------
          Net interest income after provision for loan losses          4,248          3,901         12,251         12,360
                                                                ------------   ------------   ------------   ------------

Other income (loss):
     Impairment on available-for-sale securities                          --             --         (1,957)            --
     Service charges on deposit accounts                                 373            367          1,093          1,048
     Gain on sale of available-for-sale securities                        --             --             87             --
     Income on bank owned life insurance                                  30             27             88             82
     Gain on sale of loans held-for-sale                                  14             28             47            189
     Other service charges, commissions and fees                          --             --             --              6
                                                                ------------   ------------   ------------   ------------
          Total other income (loss)                                      417            422           (642)         1,325
                                                                ------------   ------------   ------------   ------------

Operating expenses:
     Salaries and employee benefits                                    1,785          1,831          5,280          5,563
     Net occupancy expenses                                              484            442          1,416          1,268
     Data processing fees                                                219            205            663            604
     Core deposit intangible amortization                                138            155            414            464
     Abandonment of leasehold improvements                               137             --            137             --
     Other operating expenses                                            940          1,014          2,888          2,883
                                                                ------------   ------------   ------------   ------------
          Total other expenses                                         3,703          3,647         10,798         10,782
                                                                ------------   ------------   ------------   ------------

Income before provision for income taxes                                 962            676            811          2,903

Income tax expense                                                       331            239            707          1,066
                                                                ------------   ------------   ------------   ------------

          Net income                                            $        631   $        437   $        104   $      1,837
                                                                ============   ============   ============   ============

Basic earnings per share                                        $        .07   $        .05   $        .01   $        .21
                                                                ============   ============   ============   ============
Diluted earnings per share                                      $        .07   $        .05   $        .01   $        .20
                                                                ============   ============   ============   ============

Average basic shares outstanding                                   8,744,383      8,675,672      8,699,379      8,642,994
                                                                ============   ============   ============   ============
Average diluted shares outstanding                                 9,154,818      9,156,902      9,130,577      9,154,218
                                                                ============   ============   ============   ============

See accompanying notes to consolidated financial statements.

                         CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                             (dollars in thousands)

                                                                         Accumulated
                                                           Additional       other
                                                 Common      paid-in    comprehensive   Retained
                                                 stock       capital    (loss) income   earnings    Total
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 2005                    $     86   $   59,995   $      (2,153)  $  3,850   $ 61,778
-----------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                            --           --              --      1,837      1,837
Unrealized loss on securities
   available-for-sale, net of tax of $160             --           --             277         --        277
                                                                                                   --------
Total comprehensive income                            --           --              --         --      2,114

Exercise of stock options - 113,150 shares
  (including tax benefit of $250)                      1          724              --         --        725
Common stock retired - 22,599 shares                  --         (217)             --         --       (217)

-----------------------------------------------------------------------------------------------------------
Balance at September 30, 2006                   $     87   $   60,502   $      (1,876)  $  5,687   $ 64,400
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Balance at December 31, 2006                    $     87   $   60,501   $      (1,409)  $  6,316   $ 65,495
-----------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                            --           --              --        104        104
Unrealized loss on securities
   available-for-sale, net of tax of ($100)           --           --             (93)        --        (93)
Reclassification adjustment for gains
   included in net income net of tax of ($37)         --           --              50         --         50
Impairment on securities
   available-for-sale, net of tax of ($646)           --           --           1,311         --      1,311
                                                                                                   --------
Total comprehensive income                            --           --              --         --      1,372

Exercise of stock options - 78,223 shares             --          289              --         --        289
  (including tax benefit of $13)
Cash paid for fractional shares                       --           (4)             --         --         (4)
-----------------------------------------------------------------------------------------------------------
Balance at September 30, 2007                   $     87   $   60,786   $        (141)  $  6,420   $ 67,152
===========================================================================================================

See accompanying notes to consolidated financial statements.

                      Central Jersey Bancorp and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                             (dollars in thousands)

                                                                                                        Nine months ended
                                                                                                          September 30,
                                                                                                       2007            2006
                                                                                                   ------------    ------------
                                                                                                   (unaudited)     (unaudited)
Cash flows from operating activities:
     Net income                                                                                    $        104    $      1,837
Adjustments to reconcile net income to net cash provided by operating activities:
     Increase in cash surrender value of life insurance                                                     (88)            (82)
     Deferred taxes                                                                                         286             416
     Tax benefit of stock option exercises                                                                  (13)             --
     Provision for loan losses                                                                              165             465
     Depreciation and amortization                                                                          541             647
     Net discount accretion on held-to-maturity securities                                                   (8)             (5)
     Net premium amortization on available-for-sale securities                                               43             129
     Core deposit intangible amortization                                                                   414             464
     Impairment on available-for-sale securities                                                          1,957              --
     Abandonment of leasehold improvements                                                                  137              --
     Gain on sale of securities available-for-sale                                                          (87)             --
     Gain on the sale of loans held-for-sale                                                                (47)           (189)
     Originations of loans held-for-sale                                                                (16,935)        (18,623)
     Proceeds from the sale of loans held-for-sale                                                       16,680          21,939
     Decrease (increase) in accrued interest receivable                                                     440             (72)
     (Increase) decrease in other assets                                                                   (311)          1,034
     Increase (decrease) in accrued expenses and other liabilities                                          218            (370)
                                                                                                   ------------    ------------
         Net cash provided by operating activities                                                        3,496           7,590
                                                                                                   ------------    ------------

Cash flows from investing activities:
     Proceeds from maturities of and paydowns on investment securities held-to-maturity                   3,116           1,361
     Proceeds from sales, maturities of and paydowns on investment securities available-for-sale         93,747          10,258
     Purchases of investment securities available-for-sale                                             (108,975)             --
     Decrease in due from broker                                                                          3,527              --
     Net decrease (increase) in loans                                                                     7,865          (3,538)
     Purchases of premises and equipment, net                                                               (89)           (193)
                                                                                                   ------------    ------------
         Net cash (used in) provided by investment activities                                              (809)          7,888
                                                                                                   ------------    ------------

Cash flows from financing activities:
     Net proceeds from stock options exercised                                                              302             508
     Net decrease in non-interest bearing deposits                                                       (6,835)         (4,215)
     Net (decrease) increase in interest bearing deposits                                               (14,426)         28,015
     Net increase (decrease) in other borrowings                                                          9,976         (23,356)
     Cash paid for fractional shares                                                                         (4)             --
                                                                                                   ------------    ------------
         Net cash (used in) provided by financing activities                                            (10,987)            952
                                                                                                   ------------    ------------

         (Decrease) increase in cash and cash equivalents                                                (8,300)         16,430

Cash and cash equivalents at beginning of period                                                         37,796          21,228
                                                                                                   ------------    ------------
Cash and cash equivalents at end of period                                                         $     29,496    $     37,658
                                                                                                   ============    ============

Cash paid during the period for:
     Interest                                                                                      $      9,620    $      8,970
                                                                                                   ============    ============
     Income taxes                                                                                  $      1,270    $      1,197
                                                                                                   ============    ============

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

The interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations that may be expected for all of 2007.

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

Note 2. Earnings Per Share
--------------------------

The following table reconciles shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006:

                                      Three months ended      Nine months ended
                                         September 30,          September 30,
                                       2007        2006        2007        2006
                                     ---------------------------------------------
Average basic shares outstanding     8,744,383   8,675,672   8,699,379   8,642,994
Add effect of dilutive securities:
       Stock options                   410,435     481,230     431,198     511,224
                                     ---------------------------------------------
Average diluted shares outstanding   9,154,818   9,156,902   9,130,577   9,154,218
                                     ---------------------------------------------

                      Central Jersey Bancorp and Subsidiary

Stock Appreciation Rights

On January 31, 2006, the Company granted under its 2005 Equity Incentive Plan 165,375 Stock Appreciation Rights ("SARS") (93,713 were granted to employees and 71,662 were granted to directors), each with an exercise price of $9.87. Of this amount, 5,513 SARS were subsequently forfeited. These SARS can only be settled in cash. The SARS vest over a four year period and expire February 1, 2016. The fair value of SARS granted was estimated on September 30, 2007 using the Black-Scholes option pricing model with the following weighted-average assumptions used: stock price $7.75, dividend yield of 0%; expected volatility of 41.17%; risk free interest rate of 4.23%; and expected lives of seven years. These SARS had a fair value of approximately $3.32 per share at September 30, 2007. The Company recorded share based payment expense of $1,000 and $93,000, pre-tax, respectively, for the three and nine months ended September 30, 2007, related to the grant of SARS on January 31, 2006. As of September 30, 2007, total unvested compensation expense was approximately $310,000, pre-tax, and will vest over 28 months.

A summary of the status of the Company's SARS for the nine months ended September 30, 2007 is presented below:

                                                      For the nine months ended
                                                         September 30, 2007
--------------------------------------------------------------------------------
                                                                      Weighted
                                                                      average
                                                                      exercise
                                                         SARS          price
--------------------------------------------------------------------------------

Outstanding at beginning of year                        159,862       $   9.87

Granted                                                      --             --

Forfeited                                                    --             --

Exercised                                                    --             --
================================================================================

Outstanding at period end                               159,862       $   9.87
================================================================================

SARS exercisable at period end                           39,965       $   9.87

Weighted average fair value of
     SARs granted                                       $  3.32
================================================================================

                      Central Jersey Bancorp and Subsidiary

Stock Option Plan

In 2000, the Company established its Employee and Director Stock Option Plan (the "Plan"). The Plan currently provides for the granting of stock options to purchase in aggregate up to 1,458,605 shares of the Company's common stock, subject to adjustment for certain dilutive events such as stock distributions. During the nine months ended September 30, 2007, no options were granted. As a result of the January 1, 2005 combination with Allaire Community Bank, all outstanding options granted under the Plan became fully vested. In addition, options to purchase 763,551 shares of Allaire Community Bank common stock were converted into options to purchase 763,551 shares of the Company's common stock, all of which are fully vested.

A summary of the status of the Company's stock options as of and for the nine months ended September 30, 2007 is presented below:

                                                      For the nine months ended
                                                         September 30, 2007
--------------------------------------------------------------------------------
                                                                      Weighted
                                                                       average
                                                                      exercise
                                                        Shares          price
--------------------------------------------------------------------------------

Outstanding at beginning of year                      1,429,803       $   4.94

Granted                                                      --             --

Forfeited                                                (2,222)          8.54

Exercised                                               (78,223)          3.52
================================================================================

Outstanding at period end                             1,349,358       $   5.02
================================================================================

Options exercisable at period end                     1,349,358       $   5.02

Weighted average fair value of
     options granted                                                    n/a(1)
================================================================================

__________________________________
(1) No stock options were granted in 2007.

                      Central Jersey Bancorp and Subsidiary

Note 3. Loans Receivable, Net and Loans Held-for-Sale
-----------------------------------------------------

Loans receivable net and loans held-for-sale, at September 30, 2007 and December 31, 2006, consisted of the following (in thousands):

                                                 September 30,     December 31,
Loan Type                                            2007              2006
---------                                        -------------     ------------

Real estate loans - commercial                   $     236,547     $    237,015
Home equity and second mortgages                        36,356           35,573
Commercial and industrial loans                         27,226           35,476
1-4 family real estate loans                             3,873            4,182
Consumer loans                                           3,363            2,857
                                                 -------------     ------------
     Subtotal                                    $     307,365     $    315,103
Less:
Deferred loan costs, net                                   187              219
     Allowance for loan losses                           3,489            3,229
                                                 -------------     ------------
          Net loans                              $     304,063     $    312,093
                                                 =============     ============
Loans held-for-sale                              $         544     $        242
                                                 =============     ============

Non-Performing Loans

Loans are considered to be non-performing if they (a) are on a non-accrual basis, (b) are past due 90 days or more and still accruing interest, or (c) have been renegotiated to provide a reduction or deferral of interest because of a weakening in the financial position of the borrowers. A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. Central Jersey Bancorp had non-accrual loans totaling $2.1 million at September 30, 2007, as compared to $91,000 at December 31, 2006. The increase in non-performing loans is due primarily to one commercial mortgage loan totaling $2.0 million, which was placed on non-accrual status in April 2007.

Loan charge-offs during the three and nine months ended September 30, 2007 totaled $4,000, as compared to $0 and $46,000, respectively, for the same periods in 2006. Recoveries totaled $99,000 during the nine months ended September 30, 2007, as compared to $5,000 for the same period in 2006.

Note 4. Deposits
----------------

The major types of deposits at September 30, 2007 and December 31, 2006 were as follows (in thousands):

                                                 September 30,     December 31,
Deposit Type                                         2007              2006
------------                                     -------------     ------------

Demand deposits, non-interest bearing            $      76,647     $     83,482
Savings, N.O.W. and money market accounts              185,453          202,650
Certificates of deposit of less than $100,000           81,318           75,842
Certificates of deposit of $100,000 or more             62,598           65,303
                                                 -------------     ------------
     Total                                        $    406,016       $  427,277
                                                 =============     ============

                      Central Jersey Bancorp and Subsidiary

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

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of subordinated debentures from Central Jersey Bancorp. The subordinated debentures bear a variable interest rate equal to LIBOR plus 285 basis points. Although the subordinated debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp. At September 30, 2007, $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital. Central Jersey Bancorp is using the proceeds it received from the subordinated debentures to support the general balance sheet growth of Central Jersey Bancorp and to maintain Central Jersey Bank, N.A.'s required regulatory capital ratios.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At September 30, 2007, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities. Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital. However, in the event that the trust preferred issues do not qualify as Tier I Capital, Central Jersey Bank, N.A. would remain well capitalized.

Note 6.  Other-Than-Temporary Impairment
----------------------------------------

During the nine months ended September 30, 2007, Central Jersey Bancorp executed a balance sheet restructuring strategy involving approximately $88.6 million of investment securities held in the available-for-sale investment portfolio. The restructuring resulted in a one-time pre-tax impairment charge of approximately $1.96 million, which was reflected in Central Jersey Bancorp's consolidated financial statements for the three months ended March 31, 2007. Available-for-sale investment securities, consisting primarily of lower yielding fixed rate callable agency investment securities were sold during the second quarter of 2007 and replaced with higher yielding investment securities with a comparable to modestly shorter aggregate weighted average life. The market value loss that these investment securities carried at March 31, 2007, was recorded as an other-than-temporary impairment since Central Jersey Bancorp did not have the intent to hold these securities to recovery. The investment securities the Company identified as impaired were primarily fixed rate government sponsored agency bonds that either had a below market interest rate coupon or a longer than desired maturity term. Central Jersey Bancorp realized a gain on the sale of available-for-sale securities of $87,000, pre-tax, in conjunction with the balance sheet restructuring during the nine months ended September 30, 2007.

                      Central Jersey Bancorp and Subsidiary

Note 7.  Income Taxes
---------------------

The Company recorded an income tax expense of $331,000 for the three months ended September 30, 2007 on income before taxes of $962,000, resulting in an effective tax rate of 34.41%, as compared to income tax expense of $239,000 on income before taxes of $676,000 for the same period in 2006, resulting in an effective tax rate of 35.36%.

The Company recorded an income tax expense of $707,000 for the nine months ended September 30, 2007 on income before taxes of $811,000, resulting in an effective tax rate of 87.18%, as compared to income tax expense of $1.1 million on income before taxes of $2.9 million for the same period in 2006, resulting in an effective tax rate of 36.72%.

The Company's effective tax rate of 87.18% for the nine months ended September 30, 2007, resulted from the fact that the majority of the investment securities for which the previously-mentioned $1.96 million other-than-temporary impairment was recorded were held by CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A. A full valuation allowance was recorded for the impairment of the investment securities sold by CJB Investment Company. The impairment of the investment securities at the investment company level was considered a capital loss for tax purposes while the impairment of the investment securities held by Central Jersey Bank, N.A. was considered an ordinary loss for tax purposes. CJB Investment Company does not, at this time, have the ability to generate capital gains and utilize the capital losses and thus a full valuation allowance was required for the investment company available-for-sale securities which were identified as other-than-temporarily impaired.

Note 8. Branch Office Closings
------------------------------

Effective September 14, 2007, Central Jersey Bancorp closed two of its branch offices - Route 35, Neptune City and Highway 33, Neptune Township. The customer relationships from both of these branch offices were moved to the West Sylvania, Neptune City branch office. As a result of the closing of these two branch offices, the Company recorded one-time charges for the abandonment of leasehold improvements totaling $137,000, pre-tax, and lease payment accruals totaling $53,000, pre-tax (included in net occupancy expense), in accordance with Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities, during the three and nine months ended September 30, 2007. In addition, for the nine months ended September 30, 2007, the Company recorded $35,000, pre-tax (included in salaries and employee benefits expense), in one-time termination benefits related to the branch office consolidations in accordance with SFAS No. 146.

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

                      Central Jersey Bancorp and Subsidiary

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

                      Central Jersey Bancorp and Subsidiary

not met.

SFAS No. 159 is effective for years beginning after November 15, 2007. Consequently, Central Jersey Bancorp will be required to adopt the provisions of SFAS No. 159, as applicable, beginning January 1, 2008. Central Jersey Bancorp does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         ----------------------------------------------------------------------
         of Operations
         -------------

General

The following discussion and analysis is intended to provide information about the Company's financial condition as of September 30, 2007 and results of operations for the three and nine months ended September 30, 2007 and 2006. The following information should be read in conjunction with the Company's unaudited consolidated financial statements for the three and nine months ended September 30, 2007 and 2006, including the related notes thereto, contained elsewhere in this document.

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

The accrual of income on loans, including impaired loans, is generally discontinued when a loan becomes more than 90 days delinquent as to principal or interest or when other circumstances indicate that collection is questionable, unless the loan is well secured and in the process of collection. Income on non-accrual loans, including impaired loans, is recognized only in the period in which it is collected, and only if management determines that the loan principal is fully collectible. Loans are returned to an accrual status when a loan is brought current as to principal and interest and reasons indicating doubtful collection no longer exists.

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

Overview

Central Jersey Bancorp reported net income of $631,000 for the three months ended September 30, 2007, as compared to $437,000 for the same period in 2006. This represents an increase of $194,000, or 44.4%. Basic and diluted earnings per share were both $0.07 and $0.05 for the three months ended September 30,

2007 and 2006, respectively. Per share earnings have been adjusted in all periods to reflect the 5% stock dividends paid on July 2, 2007 and July 1, 2006.

Central Jersey Bancorp reported net income of $104,000 for the nine months ended September 30, 2007, as compared to net income of $1.84 million for the same period in 2006. Basic and diluted earnings per share for the nine months ended September 30, 2007 were both $0.01, as compared to basic and diluted earnings per share of $0.21 and $0.20, respectively, for the same period in 2006. The modest net income reported for the nine months ended September 30, 2007 is due to the balance sheet restructuring initiative announced on April 30, 2007, which resulted in a one-time pre-tax charge of approximately $1.96 million and was reflected in Central Jersey Bancorp's first quarter 2007 consolidated financial statements.

Total assets of $506.9 million at September 30, 2007 were comprised primarily of $128.0 million in investment securities, $304.1 million in net loans, $544,000 in loans held-for-sale and $29.5 million in cash and cash equivalents, as compared to total assets of $516.3 million at December 31, 2006, which primarily consisted of $116.6 million in investment securities, $312.1 million in net loans, $242,000 in loans held-for-sale and $37.8 million in cash and cash equivalents. Total assets at September 30, 2007 were funded primarily through deposits totaling $406.0 million and other borrowings totaling $27.1 million, as compared to $427.3 million and $17.1 million, respectively, at December 31, 2006.

At September 30, 2007, non-accrual loans totaled $2.1 million as compared to $91,000 at December 31, 2006. The increase in non-performing loans is due primarily to one commercial mortgage loan totaling $2.0 million, which was placed on non-accrual status in April 2007. Loan charge-offs during the nine months ended September 30, 2007 totaled $4,000, as compared to $46,000 for the same period in 2006. Recoveries totaled $99,000 during the nine months ended September 30, 2007, as compared to $5,000 for the same period in 2006.

Results of Operations

General

Central Jersey Bancorp's principal source of revenue is derived from its bank subsidiary's net interest income, which is the difference between interest income on earning assets and interest expense on deposits, borrowed funds and subordinated debentures. Interest-earning assets consist principally of loans, investment securities and federal funds sold, while the sources used to fund such assets consist primarily of deposits and other borrowings. Central Jersey Bancorp's net income is also affected by its bank subsidiary's provision for loan losses, other-than-temporary impairment of investment securities, other income and other expenses. Other income consists primarily of service charges and fees. Other expenses consist primarily of salaries and employee benefits, occupancy costs and other operating related expenses.

For the three and nine months ended September 30, 2007 and 2006

Net Interest Income

Net interest income was $4.2 million for the three months ended September 30, 2007 and 2006. Net interest income for the three months ended September 30, 2007 was comprised primarily of $5.7 million of interest and fees on loans, $1.7 million of interest on securities, and $348,000 of interest on federal funds sold and due from banks, less interest expense on deposits of $3.2 million, interest expense on borrowed funds of $196,000 and interest expense on subordinated debentures of $111,000. The average net interest margin for the three months ended September 30, 2007 was 3.62%, as compared to 3.54% for the same period in 2006.

Net interest income was $12.4 million for the nine months ended September 30, 2007, as compared to $12.8 million for the same period in 2006. Net interest income for the nine months ended September 30, 2007 was comprised primarily of $17.3 million of interest and fees on loans, $4.3 million of interest on securities, and $1.3 million of interest on federal funds sold and due from banks, less interest expense on deposits of $9.6 million, interest expense on borrowed funds of $539,000 and interest expense on subordinated debentures of $330,000. The average net interest margin for the nine months ended September 30, 2007 was 3.54%, as compared to 3.68% for the same period in 2006.

Interest and dividend income was $7.8 million for the three months ended September 30, 2007, as compared to $7.4 million for the same period in 2006. This represents an increase of $400,000, or 5.4%, which is due primarily to the previously mentioned balance sheet restructuring. The average yield on interest-earning assets increased to 6.59% for the three months ended September 30, 2007, as compared to 6.31% for the same period in 2006. Average interest-earning assets, which were 90.7% of average total assets, totaled $466.1 million for the three months ended September 30, 2007, as compared to 90.3% and $462.5 million, respectively, for the same period in 2006. Average interest-earning assets for the three months ended September 30, 2007 and 2006 were comprised primarily of $309.1 million and $316.5 million in loans, respectively, $129.5 million and $127.7 million in investment securities, respectively, $23.8 million and $13.8 million in federal funds sold, respectively, and $3.8 million and $4.6 million in other interest-bearing deposits, respectively.

Interest and dividend income was $22.9 million for the nine months ended September 30, 2007, as compared to $21.8 million for the same period in 2006. This represents an increase of $1.1 million, or 5.0%, which is due primarily to the previously mentioned balance sheet restructuring. The average yield on interest-earning assets increased to 6.48% for the nine months ended September 30, 2007, as compared to 6.30% for the same period in 2006. Average interest-earning assets, which were 90.9% of average total assets, totaled $468.6 million for the nine months ended September 30, 2007, as compared to 89.5% and $458.6 million, respectively, for the same period in 2006. Average interest-earning assets for the nine months ended September 30, 3007 and 2006 were comprised primarily of $314.9 million and $317.5 million in loans, respectively, $119.3 million and $131.4 million in investment securities, respectively, $30.7 million and $4.7 million in federal funds sold, respectively, and $3.7 million and $5.0 million in other interest bearing deposits, respectively.

Interest expense was $3.5 million for the three months ended September 30, 2007, as compared to $3.2 million for the same period in 2006. This represents an increase of $300,000, or 9.4%. The increase was due primarily to the cost of deposits and interest bearing liabilities which increased to an average cost of 3.15% for the three months ended September 30, 2007, from an average cost of 2.86% for the same period in 2006. Average interest-bearing deposits totaled $335.0 million for the three months ended September 30, 2007, as compared to $340.4 million for the same period in 2006, representing a decrease of $5.4 million, or 1.6%, and were comprised of $115.3 million in interest-bearing checking and money market deposits, $71.2 million in savings deposits and $148.5 million in time deposits. Interest expense associated with borrowings and subordinated debentures totaled $196,000 and $111,000, respectively, for the three months ended September 30, 2007, as compared to $170,000 and $113,000, respectively, for the same period in 2006. Borrowings for the three months ended September 30, 2007 averaged $23.7 million, as compared to $16.2 million for the same period in 2006. The increase is due to growth in the bank subsidiary's sweep account product for business customers.

Interest expense was $10.5 million for the nine months ended September 30, 2007, as compared to $9.0 million for the same period in 2006. This represents an increase of $1.5 million, or 16.7%. The increase was due primarily to the cost of deposits and interest bearing liabilities which increased to an average cost of 3.14% for the nine months ended September 30, 2007 from an average cost of 2.69% for the same period in 2006. Average interest-bearing deposits totaled $339.9 million for the nine months ended September 30, 2007, as compared to $325.4 million for the same period in 2006, representing an increase $14.5 million, or 4.5%, and were comprised of $118.7 million in interest-bearing checking and money market deposits, $72.5 million in savings deposits and $148.7 million in time deposits. Interest expense associated with borrowings and subordinated debentures totaled $539,000 and $330,000, respectively, for the nine months ended September 30, 2007, as compared to $1.1 million and $317,000, respectively, for the same period in 2006.

Borrowings for the nine months ended September 30, 2007 averaged $20.8 million, as compared to $32.0 million for the same period in 2006. The decrease in borrowings was primarily attributable to an increase in deposits and cash flows derived from the Company's normal business activities.

Average Balance Sheet

The following tables present a summary of the principal components of average interest-earning assets and average interest-earning liabilities with the related interest income and interest expense for the three and nine months ended September 30, 2007 and 2006. No tax equivalent adjustments were made (in thousands):


                                                           FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                           ----------------------------------------

                                                          2007                                  2006
                                                        --------                              --------

                                             Average                Average       Average                  Average
                                             Balance    Interest   Yield/Cost     Balance     Interest   Yield/Cost
                                            ---------   --------   ----------    ----------   --------   ----------
Interest earning assets:
Federal funds sold                          $  23,759   $    308     5.16%       $   13,820   $    176     5.05%
Loans receivable, gross                       309,057      5,731     7.27%          316,495      5,859     7.26%
Deposits with banks                             3,759         40     4.22%            4,561         63     5.48%
Securities                                    129,513      1,713     5.29%          127,652      1,346     4.12%
                                            ---------   --------   ----------    ----------   --------   ----------
    Total interest earning assets             466,088      7,792     6.59%          462,528      7,444     6.31%
Cash and due from banks                        10,770                                12,945
Allowance for loan losses                      (3,491)                               (3,287)
Other assets                                   40,514                                40,271
                                            ---------                            ----------

Total assets                                $ 513,881                            $  512,457
                                            =========                            ==========
Interest bearing liabilities:

Interest bearing demand                     $  88,234   $    705     3.17%       $   85,554   $    637     2.95%
Money market                                   27,115        345     5.05%           38,070        377     3.93%
Savings                                        71,176        375     2.09%           72,881        346     1.88%
Time                                          148,511      1,812     4.84%          143,870      1,583     4.37%
                                            ---------   --------   ----------    ----------   --------   ----------
    Total interest bearing deposits           335,036      3,237     3.83%          340,375      2,943     3.43%
Other borrowings                               23,650        196     3.29%           16,235        169     4.13%
Subordinated debentures                         5,155        111     8.54%            5,155        113     8.70%
                                            ---------   --------   ----------    ----------   --------   ----------
       Total interest-bearing liabilities     363,841      3,544     3.86%          361,765      3,225     3.54%
Non-interest bearing demand                    82,097                                85,242
Other liabilities                               1,907                                 1,853
                                                                                     63,597
                                                                                 ----------
Shareholders' equity                           66,036
                                            ---------
Total liabilities and shareholders'
equity                                      $ 513,881                            $  512,457
                                            =========                            ==========
Net interest income                                     $  4,248                              $  4,219
                                                        ========                              ========
Net interest rate spread(1)                                          2.73%                                 2.77%

Net interest margin(2)                                               3.62%                                 3.54%


(1) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                            ---------------------------------------

                                                          2007                                  2006
                                                        --------                              --------

                                             Average                Average       Average                  Average
                                             Balance    Interest   Yield/Cost     Balance     Interest   Yield/Cost
                                            ---------   --------   ----------    ----------   --------   ----------
Interest earning assets:
Federal funds sold                          $  30,738   $  1,182     5.14%       $    4,657   $    176     5.05%
Loans receivable, gross                       314,852     17,320     7.27%          317,543     17,346     7.22%
Deposits with banks                             3,729        120     4.30%            4,991        175     4.69%
Securities                                    119,278      4,296     4.80%          131,378      4,131     4.19%
                                            ---------   --------   ----------    ----------   --------   ----------
    Total interest earning assets             468,597     22,918     6.48%          458,569     21,828     6.30%
Cash and due from banks                         8,971                                16,242
Allowance for loan losses                      (3,401)                               (3,238)
Other assets                                   41,071                                40,772
                                            ---------                            ----------

Total assets                                $ 515,238                            $  512,345
                                            =========                            ==========
Interest bearing liabilities:

Interest bearing demand                     $  90,094   $  2,170     3.22%       $   81,902   $  1,622     2.65%
Money market                                   28,626        967     4.52%           31,405        736     3.13%
Savings                                        72,465      1,130     2.08%           70,172        859     1.64%
Time                                          148,728      5,366     4.82%          141,895      4,388     4.13%
                                            ---------   --------   ----------    ----------   --------   ----------
    Total interest bearing deposits           339,913      9,633     3.79%          325,374      7,605     3.12%
Other borrowings                               20,806        539     3.46%           32,023      1,081     4.51%
Subordinated debentures                         5,155        330     8.56%            5,155        317     8.22%
                                            ---------   --------   ----------    ----------   --------   ----------
       Total interest-bearing liabilities     365,874     10,502     3.84%          362,552      9,003     3.32%
Non-interest bearing demand                    81,602                                84,852
Other liabilities                               1,880                                 1,867
Shareholders' equity                           65,882                                63,074
                                            ---------                            ----------
Total liabilities and shareholders'
equity                                      $ 515,238                            $  512,345
                                            =========                            ==========
Net interest income                                     $ 12,416                              $ 12,825
                                                        ========                              ========
Net interest rate spread(1)                                          2.64%                                 2.98%

Net interest margin(2)                                               3.54%                                 3.68%

(1) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(2)   Net   interest   margin   represents   net   income   divided  by  average
      interest-earning assets.

Provision for Loan Losses

There were no provisions for loan losses recorded for the three months ended September 30, 2007 as Central Jersey Bancorp experienced no growth in outstanding loan balances during the period, as compared to $318,000 for the same period in 2006. For the nine months ended September 30, 2007, the provision for loan losses was $165,000, as compared to $465,000 for the same period in 2006. The provision for loan losses recorded during the nine months ended September 30, 2007 is a direct result of the change in risk rating of certain commercial loans. The provision for loan losses recorded during the nine months ended September 30, 2006 was primarily due to $409,000 in unsecured loans which were placed on non-accrual status during the period and subsequently charged-off during the three months ended December 31, 2006. Total gross loans outstanding have declined by approximately $7.8 million for the nine months ended September 30, 2007. Loan charge-offs during the three and nine months ended September 30, 2007 totaled $4,000, as compared to $0 and $46,000, respectively, for the same periods in 2006. Recoveries totaled $99,000 during the nine months ended September 30, 2007, as compared to $5,000 for the same period in 2006.

Non-Interest Income (Loss)

Non-interest income (loss), which consists of service charges on deposit accounts, income from bank owned life insurance, gains on the sale of residential mortgages, gains on the sale of available-for-sale investment securities, and the impairment of available-for-sale investment securities, was $417,000 for the three months ended September 30, 2007, as compared to $422,000 for the same period in 2006.

Non-interest income (loss) was ($642,000) for the nine months ended September 30, 2007, as compared to income of $1.3 million, for the same period in 2006. The non-interest income loss for the nine months ended September 30, 2007, is directly related to the previously-disclosed $1.96 million, pre-tax, other than temporary impairment recorded in conjunction with the one-time balance sheet restructuring charge.

Non-Interest Expense

Non-interest expense was $3.7 million and $10.8 million, for the three and nine months ended September 30, 2007, respectively, as compared to $3.6 million and $10.8 million, for the same periods in 2006, respectively. Non-interest expense generally includes costs associated with employee salaries and benefits, occupancy expenses, data processing fees, professional fees and other operating expenses.

The table below present's non-interest expense, by major category, for the three and nine months ended September 30, 2007 and 2006 (in thousands):

                                             Three months ended       Nine months ended
                                               September 30,            September 30,
Non-Interest Expense                          2007        2006       2007           2006
-------------------------------------------------------------------------------------------
Salaries and employee benefits              $   1,785   $  1,831   $    5,280    $    5,563
Net occupancy expenses                            484        442        1,416         1,268
Outside service fees                              225        230          641           662
Data processing fees                              219        205          663           604
Core deposit intangible amortization              138        155          414           464
Abandonment of leasehold improvements             137         --          137            --
Audit and tax fees                                 90        130          355           286
Legal fees and expenses                            58         59          240           130
Printing, stationery, and supplies                 56         72          172           195
Advertising and marketing expenses                 41         32          115           117
Other operating expenses                          470        491        1,365         1,493
                                            --------------------   ------------------------
      Total                                 $   3,703   $  3,647   $   10,798    $   10,782
                                            ====================   ========================

Effective September 14, 2007, Central Jersey Bancorp closed two of its branch offices - Route 35, Neptune City and Highway 33, Neptune Township. The customer relationships from both of these branch offices were moved to the West Sylvania, Neptune City branch office. As a result of the closing of these two branch offices, the Company recorded one-time charges for the abandonment of leasehold improvements totaling $137,000, pre-tax (included in net occupancy expenses), and lease payment accruals totaling $53,000, pre-tax (included in salaries and employee benefits expense), in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, during the three and nine months ended September 30, 2007. In addition, for the nine months ended September 30, 2007, the Company recorded $35,000, pre-tax, in one-time termination benefits related to the branch office consolidations in accordance with SFAS No. 146.

Income Tax Expense

The Company recorded an income tax expense of $331,000 for the three months ended September 30, 2007 on income before taxes of $962,000, resulting in an effective tax rate of 34.41%, as compared to income tax expense of $239,000 on income before taxes of $676,000 for the same period in 2006, resulting in an effective tax rate of 35.36%.

The Company recorded an income tax expense of $707,000 for the nine months ended September 30, 2007 on income before taxes of $811,000, resulting in an effective tax rate of 87.18%, as compared to income tax expense of $1.1 million on income before taxes of $2.9 million for the same period in 2006, resulting in an effective tax rate of 36.72%.

The Company's effective tax rate of 87.18% for the nine months ended September 30, 2007, resulted from the fact that the majority of the investment securities for which the previously-mentioned $1.96 million other-than-temporary impairment was recorded were held by CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A. A full valuation allowance was recorded for the impairment of the investment securities sold by CJB Investment Company. The impairment of the investment securities at the investment company level was considered a capital loss for tax purposes while the impairment of the investment securities held by Central Jersey Bank, N.A. was considered an ordinary loss for tax purposes. CJB Investment Company does not, at this time, have the ability to generate capital gains and utilize the capital losses and thus a full valuation allowance was required for the investment company available-for-sale securities which were identified as other-than-temporarily impaired.

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on hand, due from banks and federal funds sold. At September 30, 2007, cash and cash equivalents were $29.5 million, a decrease of $8.3 million, or 22.0%, from the December 31, 2006 total of $37.8 million. During this period, federal funds sold decreased by $3.1 million. This decrease was due primarily to the timing of cash flows related to the Company's business activities.

Investment Portfolio

Investment securities totaled $128.0 million at September 30, 2007, an increase of $11.4 million, or 9.8%, over the December 31, 2006 total of $116.6 million. The increase in investment securities is due to purchases of mortgage-backed securities made during the nine months ended September 30, 2007. For the nine months ended September 30, 2007, principal pay downs of mortgage-backed securities totaled $7.6 million and $2.0 million of government-sponsored agency securities matured.

Loan Portfolio

Loans held-for-sale totaled $544,000 at September 30, 2007, as compared to $242,000 at December 31, 2006. The increase in loans held-for-sale is due primarily to the timing of residential mortgage loan closings.

Loans, net of the allowance for loan losses, closed the nine months ended September 30, 2007 at $304.1 million, a decrease of $8.0 million, or 2.6%, from the $312.1 million balance at December 31, 2006. The decrease in loan balances is reflective of the general slowdown in loan origination volume being experienced throughout the banking industry.

The allowance for loan losses, which began the year at $3.23 million, or 1.02% of total loans, was $3.49 million at September 30, 2007, or 1.13% of total loans. The increase in the allowance for loan losses ratio is due primarily to the incremental loan loss provision recorded in conjunction with the downgrade in risk rating of certain commercial loans. Loan charge-offs during the three and nine months ended September 30, 2007 totaled $4,000, as compared to $0 and $46,000, respectively, for the same periods in 2006. Recoveries totaled $99,000 during the nine months ended September 30, 2007, as compared to $5,000 for same period in 2006.

Non-performing Loans

A loan is considered to be non-performing  if it (1) is on a non-accrual  basis,
(2) is past due 90 days or more and still accruing interest, or (3) has been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial position of the borrower. A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only where it is both adequately secured as to principal and is in the process of collection. The Company, at September 30, 2007, had non-performing loans totaling $2.1 million, as compared to $91,000 at December 31, 2006. The increase in non-performing loans is due primarily to one commercial mortgage loan totaling $2.0 million, which was placed on non-accrual status in April 2007.

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

As of September 30, 2007, loans on the watch list totaled $10.0 million, as compared to $5.0 million at December 31, 2006. The increase in loans on the
"watch list" is due primarily to the previously-disclosed $2.0 million commercial mortgage loan which was placed on non-accrual status in April 2007 and several other commercial loans which were recently downgraded due to the financial weakness of certain borrowers.

Allowance for Loan Losses and Related Provision

There were no provisions for loan losses recorded for the three months ended September 30, 2007 as Central Jersey Bancorp experienced no loan growth during the period, as compared to $318,000 for the same period in 2006. For the nine months ended September 30, 2007, the provision for loan losses was $165,000, as compared to $465,000 for the same period in 2006. The provision for loan losses recorded during the nine months ended September 30, 2007 is a direct result of the change in risk rating of certain commercial loans.

Loan portfolio composition remained consistent at September 30, 2007, as compared to December 31, 2006, with commercial loans comprising 85.8% of total loans outstanding at September 30, 2007, as compared to 86.5% at December 31, 2006. In addition, the Company had non-accrual loans totaling $2.1 million at September 30, 2007, as compared to $91,000 at December 31, 2006. Net loans totaled $304.1 million at September 30, 2007, as compared to $312.1 million at December 31, 2006, a decrease of $8.0 million, or 2.6%. The allowance for loan losses increased to $3.49 million, or 1.13% of total gross loans, at September 30, 2007, as compared to $3.23 million, or 1.02% of total gross loans, at December 31, 2006. The increase in the allowance for loan losses ratio is due primarily to the incremental loan loss provision recorded in conjunction with the downgrade in risk rating of certain commercial loans during the nine months ended September 30, 2007.

Deposits

One of the Company's primary strategies is the accumulation and retention of core deposits. Core deposits are defined as all deposits with the exception of certificates of deposits in excess of $100,000. Deposits, at September 30, 2007, totaled $406.0 million, a decrease of $21.3 million, or 5.0%, from the December 31, 2006 total of $427.3 million. Core deposits as a percentage of total deposits were 84.6% and 84.7%, respectively, at September 30, 2007 and December 31, 2006.

Borrowings

Other borrowings were $27.1 million at September 30, 2007, as compared to $17.1 million at December 31, 2006, representing an increase of $10.0 million, or 58.5%. These borrowings are short-term in nature. The increase is due to growth in Central Jersey Bank, N.A.'s sweep account product for business customers.

Liquidity and Capital Resources

Liquidity defines the ability of Central Jersey Bank, N.A. to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank's asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements. The liquidity needs of Central Jersey Bank, N.A. have been primarily met by cash on hand, loan and investment amortizations and borrowings. Central Jersey Bank, N.A. invests funds not needed for operations (excess liquidity) primarily in daily federal funds sold. During the nine months ended September 30, 2007, Central Jersey Bank, N.A. continued to maintain a large secondary source of liquidity known as investment securities available-for-sale. The market value of that portfolio was $110.3 million and $95.7 million, respectively, at September 30, 2007 and December 31, 2006.

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

Quantitative measures established by regulation to ensure capital adequacy require Central Jersey Bank, N.A. to maintain minimum amounts and ratios (set forth in the following table) of Total Capital and Tier 1 Capital to risk weighted assets and of Tier 1 Capital to average assets (leverage ratio). As of September 30, 2007, Central Jersey Bank, N.A. met all capital adequacy requirements to which it is subject.

The following is a summary of Central Jersey Bank, N.A.'s and Central Jersey Bancorp's actual capital ratios as of September 30, 2007 and December 31, 2006, compared to the minimum capital adequacy requirements and the requirements for classification as a "well-capitalized" institution:

                                             Tier I                          Tier I
                                           Capital to                      Capital to                   Total Capital to
                                      Average Assets Ratio               Risk Weighted                   Risk Weighted
                                        (Leverage Ratio)                  Asset Ratio                     Asset Ratio
                                  September 30,   December 31,    September 30,   December 31,    September 30,   December 31,
                                      2007            2006            2007            2006            2007            2006
                                  -------------   ------------    -------------   ------------    -------------   ------------
Central Jersey Bancorp                8.76%          8.38%           12.42%          11.71%          13.45%          12.62%
Central Jersey Bank, N.A.             8.91%          8.47%           12.65%          11.81%          13.67%          12.72%

"Adequately capitalized"
institution (under federal
regulations)                          4.00%          4.00%            4.00%           4.00%           8.00%           8.00%

"Well capitalized" institution
(under federal regulations)           5.00%          5.00%            6.00%           6.00%          10.00%          10.00%

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

Central Jersey Bank, N.A.'s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Time deposits as a percentage of total deposits were 35.5% at September 30, 2007, as compared to 33.0% at December 31, 2006. Time deposits are generally short term in nature. As of September 30, 2007, 97.2% of all time deposits had maturities of one year or less, as compared to 85.7% at December 31, 2006. Central Jersey Bank, N.A.'s ability to retain maturing time deposit accounts is the result of a strategy to remain competitively priced within the marketplace. Central Jersey Bank, N.A.'s pricing strategy may vary depending upon funding needs and Central Jersey Bank, N.A.'s ability to fund operations through alternative sources, primarily by accessing short term lines of credit with the Federal Home Loan Bank during periods of pricing dislocation.

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

The following table sets forth the results of the projected net interest income simulation model for the twelve month period commencing October 1, 2007 and ending September 30, 2008:

                                                Net Interest Income
                                                -------------------
Change in Interest Rates
In Basis Points (Rate Shock)         Amount ($)      Change ($)      Change (%)
--------------------------------------------------------------------------------

+200                                  $ 17,266        $   (69)         (.40%)
+100                                    17,297            (38)         (.22%)
Base Case                               17,335             --            --
-100                                    17,284            (51)         (.29%)
-200                                  $ 16,875         $ (460)        (2.65%)

The preceding table indicates that for the twelve month period ending September 30, 2008, in the event of an immediate 200 basis point parallel increase in interest rates, Central Jersey Bank, N.A. would experience a (.40%), or $69,000, decrease in net interest income for the period. In the event of a 200 basis point decrease in interest rates, Central Jersey Bank, N.A. would experience a (2.65%), or $460,000, decrease in net interest income for the twelve month period ending September 30, 2008.

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


                                            Central Jersey Bancorp
                                            ------------------------------------
                                            Registrant


Date:  November 9, 2007                       /s/ James S. Vaccaro
                                            ------------------------------------
                                            James S. Vaccaro
                                            President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Date:  November 9, 2007                       /s/ Anthony Giordano, III
                                            ------------------------------------
                                            Anthony Giordano, III
                                            Executive Vice President,
                                            Chief Financial Officer,
                                            Treasurer and Assistant Secretary
                                            (Principal Financial and
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