Form 10-K
period 2007-12-31
CENTRAL JERSEY BANCORP
filed 2008-03-14
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                                   (Mark One)

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to ________

                        Commission file number 000-49925

                             CENTRAL JERSEY BANCORP
ter)

            New Jersey
             (Exact name of Registrant as specified in its charter)

            New Jersey                                     22-3757709
 -------------------------------                    --------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

  627 Second Avenue, Long Branch, New Jersey                   07740
  ------------------------------------------                ----------
  (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code: (732) 571-1300
                                                         -----------------

      Securities registered under Section 12(b) of the Act: None
                                                            ----

      Securities registered under Section 12(g) of the Act:

                          Common Stock, par value $0.01
                     ---------------------------------------
                                (Title of class)

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated filer  |_|       Accelerated filer          |X|
         Non-accelerated filer    |_|       Smaller reporting company  |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of June 30, 2007, the aggregate market value of the Registrant's common stock held by non-affiliates was approximately $57,220,356.

As of March 7, 2008, 8,716,490 shares of the Registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 28, 2008. It is anticipated that the Proxy Statement will be filed with the Securities and Exchange Commission by April 29, 2008.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
                -------------------------------------------------

Certain information included in this Annual Report on Form 10-K and other filings of the Registrant under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as information communicated orally or in writing between the dates of such filings, contains or may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the effect of governmental regulation on Central Jersey Bank, National Association, a nationally chartered commercial bank and wholly-owned subsidiary of the Registrant, interest rate fluctuations, regional economic and other conditions, the availability of working capital, the cost of personnel and technology and the competitive markets in which Central Jersey Bank, N.A. operates.

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

                             CENTRAL JERSEY BANCORP

                               INDEX TO FORM 10-K
                               ------------------

PART I                                                                                            PAGE
------                                                                                            ----
Item 1.    Business..................................................................................1

Item 1A.   Risk Factors.............................................................................12

Item 1B.   Unresolved Staff Comments................................................................17

Item 2.    Properties...............................................................................17

Item 3.    Legal Proceedings........................................................................18

Item 4.    Submission of Matters to a Vote of Security Holders......................................18

PART II
-------

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters
           and Issuer Purchases of Equity Securities................................................19

Item 6.    Selected Financial Data..................................................................21

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................................................23

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...............................47

Item 8.    Financial Statements and Supplementary Data..............................................48

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................................................48

Item 9A.   Controls and Procedures..................................................................48

Item 9B.   Other Information........................................................................49

PART III
--------

Item 10.*  Directors, Executive Officers and Corporate Governance...................................50

Item 11.*  Executive Compensation...................................................................50

Item 12.*  Security Ownership of Certain Beneficial Owners and Management and
           Related Shareholder Matters..............................................................50

Item 13.*  Certain Relationships and Related Transactions, and Director Independence................50

Item 14.*  Principal Accountant Fees and Services...................................................50

PART IV
-------

Item 15.   Exhibits and Financial Statement Schedules...............................................51

Signatures .........................................................................................52

* The information required under this Item is to be contained in the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 28, 2008, and is incorporated herein by reference. It is anticipated that the Proxy Statement will be filed with the Securities and Exchange Commission by April 29, 2008.

                                     PART I

Item 1.    Business
           --------

About Our Company

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

Central Jersey Bancorp maintains an Internet website at www.cjbna.com. Through our website, shareholders may access free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These documents are available as soon as reasonably practicable after Central Jersey Bancorp electronically files these documents with the Securities and Exchange Commission. We also post on our website our Corporate Governance Guidelines, Code of Conduct/Ethics Policy, Chief Executive and Chief Financial Officer Code of Ethics and Nominating and Corporate
Governance Committee Charter. These reports are also available in print by contacting Mr. James S. Vaccaro, Chairman, President and Chief Executive Officer, Central Jersey Bancorp, 627 Second Avenue, Long Branch, New Jersey 07740.

About Our Business

In August of 2005, Central Jersey Bancorp combined its two bank subsidiaries, Monmouth Community Bank, N.A. and Allaire Community Bank, into a single banking entity, named Central Jersey Bank, National Association. Central Jersey Bank, N.A. offers a full range of retail and commercial banking services primarily to customers located in Monmouth County and Ocean County, New Jersey. These services include checking accounts, savings accounts, money market accounts, certificates of deposit, installment loans, real estate mortgage loans, commercial loans, wire transfers, money orders, traveler's checks, safe deposit boxes, night depositories, federal payroll tax deposits, bond coupon redemption, bank by mail, direct deposit, automated teller services and telephone and internet banking. Central Jersey Bank, N.A. has debit card, merchant card and international services available to its customers through correspondent institutions. Central Jersey Bank, N.A. currently has twelve full-service branch facilities located in Belmar, Bradley Beach, Long Branch (2), Manasquan, Point Pleasant, Spring Lake Heights, Little Silver, Neptune City, Ocean Grove, and Wall Township (2), New Jersey. A thirteenth branch, to be located in Ocean Township, New Jersey, is expected to open in the Spring of 2008.

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

Business Strategy

Central Jersey Bancorp's strategy is to provide a competitive range of community banking services to its market area, in a professional environment, at fair and reasonable interest rates and fees, at convenient operating hours, with a commitment to prompt, quality and highly personalized service, which is both efficient and responsive to local banking needs. Service to customers and a commitment to the community are the basic and distinguishing features offered by Central Jersey Bank, N.A., Central Jersey Bancorp's bank subsidiary.

Market Area

Central Jersey Bank, N.A. currently operates twelve full-service branch facilities located in Belmar, Bradley Beach, Long Branch (2), Manasquan, Point Pleasant, Spring Lake Heights, Little Silver, Ocean Grove, Neptune City and Wall Township (2), New Jersey. A thirteenth branch, to be located in Ocean Township, New Jersey, is expected to open in the Spring of 2008. Except for the Point Pleasant branch, located in Ocean County, New Jersey, each branch is within Monmouth County, New Jersey, the sixth largest county in the State of New Jersey. The individual branch locations provide a great deal of exposure and are well-situated to conveniently serve businesses, professionals and individuals throughout Central Jersey Bancorp's market area.

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

Services Offered

Central Jersey Bancorp's bank subsidiary, Central Jersey Bank, N.A., is community oriented and offers services and products designed to meet the banking needs of local individuals, businesses and professionals. Business people and professionals are offered a broad spectrum of deposit and loan products designed to satisfy their occupational and personal financial needs. In addition, Central Jersey Bank, N.A. provides a broad array of consumer banking services to the general public residing or working in its market area.

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

Consumer Lending. Central Jersey Bank, N.A. offers a full menu of consumer loan products that include home equity loans and lines of credit, secured and unsecured personal loans and auto loans. During 2007, the Bank began offering a service to consumers that would allow a consumer to apply for consumer loans via the Internet and receive an answer on their loan request in approximately sixty seconds. The ability to complete an application on-line allows Central Jersey Bank, N.A. to compete with the national lenders on a local level.

Small Business Loans. Central Jersey Bank, N.A. generally targets businesses with annual revenues of less than $25,000,000. Often, these businesses are ignored by the larger lending institutions and have experienced the negative effects of the bank consolidations. Central Jersey Bank, N.A. offers responsiveness, flexibility and local decision-making for loan applications of small business owners, thereby eliminating the delays generally associated with non-local management. Central Jersey Bank, N.A. participates in the Small
Business Administration (SBA) programs through its SBA loan department established in the fall of 2007, and in programs offered through the New Jersey Economic Development Authority. As an independent community bank, Central Jersey Bank, N.A. serves the special needs of professionals in the legal, medical, accounting, insurance, and real estate industries. Lines of credit, term loans and time loans are tailored to meet the borrowing needs of Central Jersey Bank, N.A.'s customers in the professional community.

Other Services. To further attract and retain customer relationships, Central Jersey Bank, N.A. provides an expanded array of financial services, including the following: the issuance of money orders, cashier checks, certified checks and gift checks, wire transfers, U.S. Savings Bonds sales and redemptions, debit ATM cards, federal payroll tax deposits, safe deposit boxes, traveler's checks, night depositories, bond coupon redemptions, bank-by-mail, direct deposit, business sweep accounts, automated teller machines, online deposit account and loan account applications and telephone and internet banking. Central Jersey Bank, N.A. offers a variety of personal and business credit cards. These credit cards are underwritten and managed by one or more third party unaffiliated banking organizations. Central Jersey Bank, N.A. also maintains coin counting machines, for the convenience of its customers, in each of its branch offices.

Competition

The banking business in New Jersey is very competitive. Central Jersey Bank, N.A. actively competes for deposits and loans with existing New Jersey and out-of-state financial institutions.

Central Jersey Bank, N.A.'s competition includes large financial service companies and other entities, in addition to traditional banking institutions such as savings banks, commercial banks, internet banks and credit unions. Such competition includes community banks, with banking philosophies similar to those of Central Jersey Bank, N.A., which are located within or near the market area served by Central Jersey Bank, N.A.

Many of Central Jersey Bank, N.A.'s larger competitors have a greater ability to finance wide ranging advertising campaigns through their greater capital resources. Marketing efforts to attract prospective customers depend heavily upon referrals from Central Jersey Bank, N.A.'s Board of Directors, advisory boards, management and shareholders, selective advertising in local media and direct mail solicitations. Central Jersey Bank, N.A. competes for business principally on the basis of high quality, personal service to customers, customer access to bank decision makers and competitive interest rates and fees.

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

Employees

James S. Vaccaro (Chairman, President and Chief Executive Officer), Robert S. Vuono (Senior Executive Vice President, Chief Operating Officer and Secretary), and Anthony Giordano, III (Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary) currently are the executive officers of the holding company, Central Jersey Bancorp, and its banking subsidiary, Central Jersey Bank, N.A. Mr. Vaccaro, Mr. Vuono and Mr. Giordano III, as well as officers Robert K. Wallace (Executive Vice President of Lending), Thomas J. Garrity (Executive Vice President of Lending) and Lisa A. Borghese (Senior Vice President of Lending), each have a change of control agreement. Including the aforementioned officers, Central Jersey Bancorp had a total of 128 full time equivalent employees as of December 31, 2007.

Holding Company Operations

Central Jersey Bancorp serves as the holding company for Central Jersey Bank, N.A. The holding company has no assets or liabilities other than its investment in Central Jersey Bank, N.A and its participation in MCBK Capital Trust I, a special purpose business trust established in March 2004 for the purpose of issuing $5.0 million of preferred capital securities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Guaranteed Preferred Beneficial Interest in the Central Jersey Bancorp Subordinated Debt." The holding company does not conduct, nor does management believe that it will conduct, any business. All banking products and services are, and will be, provided by Central Jersey Bancorp's bank subsidiary, Central Jersey Bank, N.A. Moreover, on March 9, 2004, Monmouth Community Bank, N.A., the original banking subsidiary of Central Jersey Bancorp, formed MCB Investment Company, a New Jersey corporation. For state tax purposes, MCB Investment Company was formed to hold and invest in investment securities in support of Monmouth

Community Bank, N.A. Further, on January 10, 2001, Allaire Community Bank, a former bank subsidiary of Central Jersey Bancorp that was combined with Monmouth Community Bank, N.A. to form Central Jersey Bank, N.A. in August 2005, formed Allaire Investment Co., Inc., a New Jersey corporation, for the same purposes that Monmouth Community Bank, N.A. formed MCB Investment Company. Central Jersey Bancorp combined the two New Jersey investment subsidiaries effective January 1, 2006. The name of the combined investment subsidiary is CJB Investment Company.

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

Central Jersey Bancorp is a bank holding company under the Federal Bank Holding Company Act of 1956, as amended by the 1999 financial modernization legislation known as the Gramm-Leach-Bliley Act, and is subject to the supervision of the Board of Governors of the Federal Reserve System. In general, the Bank Holding Company Act limits the business of bank holding companies to banking, managing or controlling banks, and performing certain servicing activities for subsidiaries and, as a result of the Gramm-Leach-Bliley Act amendments to the Bank Holding Company Act, permits bank holding companies that are also designated as "financial holding companies" to engage in any activity, or acquire and retain the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the OCC, or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as determined by the Federal Reserve Board). In order for a bank holding company to engage in the broader range of activities that are permitted by the Bank Holding Company Act for bank holding companies that are also financial holding companies, upon satisfaction of certain regulatory criteria, the bank holding company must file a declaration with the Federal Reserve Board that it elects to be a financial holding company. Central Jersey Bancorp does not intend to seek a financial holding company designation at this time, and does not believe that the current decision not to seek a financial holding company designation will adversely affect its ability to compete in its chosen markets. Central Jersey Bancorp does not believe that seeking such a designation at this time would position it to compete more effectively in the offering of its current products and services.

Central Jersey Bank, N.A., the banking subsidiary of Central Jersey Bancorp, is a national association, and is subject to the regulation, supervision and examination of the OCC. In addition, as a national bank, Central Jersey Bank, N.A. was required to become a member bank of the Federal Reserve Bank of New York, and is subject to examination and regulation by the Board of Governors of the Federal Reserve System. The Federal Reserve Board regulates aspects of activities conducted by Central Jersey Bancorp and its subsidiaries, as discussed above.

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

As a national bank, Central Jersey Bank, N.A. must obtain prior approval from the OCC to pay a cash dividend if the total of all cash dividends declared by Central Jersey Bank, N.A. in any calendar year would exceed Central Jersey Bank, N.A.'s net income for that year, combined with its retained net income for the preceding two calendar years, less any transfers required by the OCC or to a fund for retirement of preferred stock. Additionally, Central Jersey Bank, N.A. may not declare dividends in excess of net profits on hand, after deducting the amount by which the principal amount of all loans on which interest is past due for a period of six months or more exceeds the reserve for credit losses.

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

Prior to 2008, Central Jersey Bank, N.A. had never declared any cash dividends. However, on January 15, 2008, Central Jersey Bancorp, the parent company of Central Jersey Bank, N.A., announced that its Board of Directors authorized a common stock repurchase program, which is expected to continue through the end of 2009, or for such shorter or longer period of time as Central Jersey Bancorp may determine. It is contemplated that during 2008, Central Jersey Bank, N.A. will declare and pay cash dividends to Central Jersey Bancorp in order to effectuate the common stock repurchase program.

Transactions with Affiliates

Banking laws and regulations impose certain restrictions on the ability of bank holding companies and their non-bank subsidiaries to borrow from and engage in other transactions with their subsidiary or affiliated banks. Generally, these restrictions require that any extensions of credit must be secured by designated amounts of specified collateral and are limited to (1) 10% of the bank's capital stock and surplus per non-bank affiliated borrower, and (2) 20% of the bank's capital stock and surplus aggregated as to all non-bank affiliated borrowers. In addition, certain transactions with affiliates must be on terms and conditions, including credit standards, at least as favorable to the institution as those prevailing for arms-length transactions. Central Jersey Bank, N.A. also must comply with regulations which restrict loans made to directors, executive officers and principal shareholders of Central Jersey Bancorp and its subsidiaries.

Liability of Commonly Controlled Institutions and "Source of Strength" Doctrine

The Federal Deposit Insurance Act contains a "cross-guarantee" provision that could result in any insured depository institution owned by Central Jersey Bancorp being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by Central Jersey Bancorp. Also, under the Bank Holding Company Act and Federal Reserve Board policy, bank holding companies are expected to represent a source of financial and managerial strength to their bank subsidiaries, and to commit resources to support bank subsidiaries in circumstances where banks may not be in a self sufficient financial position. Capital loans by a bank holding company to a bank subsidiary are subordinate in right of repayment to deposits and other bank indebtedness. If a bank holding company declares bankruptcy, any commitment made to a federal bank regulatory agency by the bank holding company to sustain the capital of its subsidiary banks will be assumed by the bankruptcy trustee and entitled to a priority of payment.

In addition, under the National Bank Act, as amended, if the capital stock of a subsidiary national bank is impaired, by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank's parent company, and to sell the stock of the bank if such assessment is not satisfied within three months to the extent necessary to eliminate the deficiency.

Federal Deposit Insurance Reform Act of 2005

As a result of the Federal Deposit Insurance Reform Act of 2005, the Bank Insurance Fund and Savings Association Insurance Fund have been merged into a new combined fund, called the Deposit Insurance Fund. The Federal Deposit Insurance Reform Act also (1) increases deposit insurance coverage for retirement accounts to $250,000, (2) indexes the current $100,000 insurance coverage limit for standard accounts and the new $250,000 limit for retirement accounts to reflect inflation (with adjustments for inflation every five years, commencing January 1, 2011), (3) requires the FDIC to assess annual deposit insurance premiums on all banks and savings institutions, (4) gives a one-time insurance assessment credit totaling $4.7 billion to banks and savings institutions in existence on December 31, 1996 that can be used to offset premiums otherwise due, (5) imposes a cap on the level of the Deposit Insurance Fund and provide for dividends or rebates when the fund grows beyond a specified threshold, (6) adopts a historical basis concept for distributing the aforementioned one-time credit and dividends (with each institution's historical basis to be determined by a formula that looks back to the institution's assessment base in 1996 and adds premiums paid since that time) and (7) authorizes revisions to the current risk-based system for assessing premiums, including replacing the current fixed reserve ratio requirement of 1.25% with a range of between 1.15% and 1.50% of insured deposits.

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

Under the Federal Reserve Board's risk-based capital guidelines for bank holding companies, the required minimum ratio of Total Capital (the sum of Tier I, Tier II and Tier III Capital) to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. The required minimum ratio of Tier I Capital to risk-weighted assets is 4%. At December 31, 2007, Central Jersey Bancorp's ratios of Total Capital and Tier 1 Capital to risk-weighted assets were 13.73% and 12.74%, respectively.

The Federal Reserve Board also requires bank holding companies to comply with minimum leverage ratio guidelines. The leverage ratio is the ratio of a bank holding company's Tier I Capital (excluding intangibles) to its total assets (excluding loan loss reserve, goodwill, and certain other intangibles). Bank holding companies normally must maintain a minimum leverage ratio of 4%, unless the bank holding company has the highest supervisory rating or has implemented the Federal Reserve Board's risk-adjusted measure for market risk, in which case its minimum leverage ratio must be 3%. Banking organizations undergoing significant growth or undertaking acquisitions must maintain even higher capital positions. At December 31, 2007, Central Jersey Bancorp's leverage ratio was 9.08%. Central Jersey Bank, N.A. is subject to similar risk-based and leverage capital guidelines, as adopted by the OCC.

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

The Prompt Corrective Action Regulations provide that an institution is "well capitalized" if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater. The institution also may not be subject to an order, written agreement, and capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of a well-capitalized institution. An institution is deemed "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0% (or a leverage ratio of less than 3.0% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of a significantly undercapitalized or critically undercapitalized institution. An institution is "significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio of less than 3.0%, or a leverage ratio less than 3.0% and the institution does not meet the definition of a critically undercapitalized institution, and is "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

At December 31, 2007, Central Jersey Bank, N.A. was "well capitalized" based on the ratios and guidelines noted above. However, the capital categories of the bank are determined solely for the purpose of applying the Prompt Corrective Action Regulations and may not constitute an accurate representation of its overall financial condition or prospects. Additional information on capital amounts and ratios of Central Jersey Bancorp and Central Jersey Bank, N.A. is found in Note (15) to our consolidated financial statements included herein.

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

Failure of a financial institution to comply with the USA PATRIOT Act's requirements could have serious legal consequences for an institution and adversely affect its reputation. Central Jersey Bancorp has adopted appropriate policies, procedures and controls to address compliance with the requirements of the USA PATRIOT Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA PATRIOT Act and by the Treasury Department regulations.

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

Loans to One Borrower

Federal banking laws limit the amount a bank may lend to a single borrower to 15% of the bank's capital and surplus, plus an additional 10% of capital and surplus if the amount over the 15% general limit is fully secured by adequate amounts of readily marketable capital. However, no loan to one borrower may exceed 25% of a bank's statutory capital, notwithstanding collateral pledged to secure it. Well-qualified national banks also may be eligible for certain preferred lending limits within specified loan categories.

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

New Jersey is a competitive banking environment. Central Jersey Bank, N.A. competes for deposits and for borrowers with larger and more established in-state and out-of-state financial institutions, including large financial service companies and other entities, in addition to traditional banking institutions such as savings and loan associations, savings banks, commercial banks and credit unions. Because of their greater capitalization and other resources, larger institutions may have competitive advantages resulting from their ability to offer more convenient facilities and higher lending limits. Lending limits are primarily a function of a bank's capital base. Accordingly, larger banks that have much larger capital bases than Central Jersey Bank, N.A., have lending limits which exceed those of Central Jersey Bank, N.A. Several larger banks with branches in our market area have lending limits which exceed $1 billion. At December 31, 2007, Central Jersey Bank, N.A.'s legal lending limit was approximately $7.2 million.

Central Jersey Bank, N.A. also has community bank competitors with similar goals and business territories. Three currently existing community banks commenced operations within Central Jersey Bank, N.A.'s existing market area since 1996, and two other community banks are expected to commence operations in such market area in 2008.

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

Fluctuations in interest rates paid by Central Jersey Bank, N.A. for funds it needs could affect our operating performance and condition, by affecting the margin or "spread" between what Central Jersey Bank, N.A. pays for funds and what it earns by charging interest to lend funds. Interest rates were recently at historically low levels. The Federal Reserve has decreased the federal funds rate several times. Consequently, Central Jersey Bank, N.A. has experienced compression of its interest rate spread and net interest margin, which has had, and likely will continue to have, a negative effect on profitability.

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

At December 31, 2007, $269.8 million, or 85.6%, of Central Jersey Bank, N.A.'s total loans consisted of commercial, industrial and commercial real estate loans. These types of loans generally expose a lender to greater risk of non-payment and loss than the one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers as compared to one-to-four- family residential mortgage loans. Also, many of our borrowers have more than one loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose Central Jersey Bank, N.A. to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential loan.

We may not be able to continue to grow our business, which may adversely impact our results of operations.

During the last five years, our total assets have grown substantially from $118.0 million at December 31, 2002 to $503.5 million at December 31, 2007, through internal growth and the combination with Allaire Community Bank. Our business strategy calls for continued expansion, but we do not anticipate growth to continue at this rate. Our ability to continue to grow depends, in part, upon our ability to open new branch locations, successfully attract deposits to existing and new branches, and identify favorable loan and investment opportunities. In the event that we do not continue to grow, our results of operations could be adversely impacted.

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

Our continuing concentration of loans in our primary market area may increase our risk.

Our success depends primarily on the general economic conditions in central New Jersey. Unlike some larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in central New Jersey. The local economic conditions in central New Jersey have a significant impact on our construction loans, commercial mortgage loans and commercial loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions, caused by inflation, recession, unemployment or other factors beyond our control, would impact local economic conditions and could negatively affect the financial results of our banking operations.

We target our business development and marketing strategy for loans to serve primarily the banking and financial services needs of small- to medium-sized businesses in central New Jersey. These small- to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected.

Recent developments in the housing sector and related markets and the economy may adversely affect our business and financial results.

Throughout the course of 2007, the housing market experienced a variety of worsening economic conditions, due in large part to the collapse of the sub-prime mortgage market. While we did not invest in sub-prime mortgages and related investments, our lending business is tied, in large part, to the housing market. The housing slump may result in reduced demand for the construction of new housing, declining or flat home prices, and increased delinquencies on construction and residential and commercial mortgage loans. These conditions may also cause a reduction in loan demand, and an increase in our non-performing assets, net charge-offs and provision for loan losses. These negative economic conditions could adversely impact our prospects for growth, asset and goodwill valuations and our results of operations.

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

      o     2201 Bridge Avenue, Point Pleasant, New Jersey.

      o     501 Main Street, Bradley Beach, New Jersey.

      o     611 Main Street, Belmar, New Jersey

      o     Shop Rite Plaza, 2445 Highway 34, Manasquan, New Jersey.

Effective September 14, 2007, Central Jersey Bank, N.A. closed two of its branch offices - Route 35, Neptune City and Highway 33, Neptune Township. The customer relationships from both of these branch offices were moved to the branch office at 300 West Sylvania Avenue, Neptune City.

In addition, Central Jersey Bank, N.A. leases approximately 5,000 square feet of office, storage and conference space at 6 West End Court, Long Branch, New Jersey. Central Jersey Bank N.A. is in the process of completing construction on a 12,000 square foot office building for its new corporate headquarters and full service branch located on Route 35 and Dow Avenue, Ocean Township, New Jersey. Central Jersey Bank N.A anticipates opening this location in the Spring of 2008. Central Jersey Bank N.A. also leases property on Hurley Pond Road, Wall Township, New Jersey.

Item 3.    Legal Proceedings
           -----------------

There are no material legal, governmental, administrative or other proceedings pending against Central Jersey Bancorp or Central Jersey Bank, N.A.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

None.

                                     PART II

Item 5.    Market for Registrant's  Common Equity,  Related  Stockholder Matters
           ---------------------------------------------------------------------
           and Issuer Purchases of Equity Securities
           -----------------------------------------

Effective February 1, 2007, the common stock of Central Jersey Bancorp commenced trading on the NASDAQ Global Market under the ticker symbol "CJBK." Prior thereto, the common stock of Central Jersey Bancorp traded on the NASDAQ Capital Market.

The following table sets forth, for the periods indicated, the high and low last sale information for Central Jersey Bancorp's common stock, as reported on the NASDAQ Capital Market for the period commencing January 1, 2006 through January 31, 2007, and as reported on the NASDAQ Global Market for the period commencing February 1, 2007 through December 31, 2007. Please note that the information set forth below reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions, and has been adjusted to reflect 5% stock dividends paid on July 2, 2007 and July 1, 2006.

         Year Ended December 31, 2007                    High        Low
                                                        ------      ------
         First Quarter..............................    $10.51       $8.28
         Second Quarter.............................     10.76        8.08
         Third Quarter..............................      8.65        7.06
         Fourth Quarter.............................      8.10        6.64

         Year Ended December 31, 2006                    High        Low
                                                        ------      ------
         First Quarter..............................    $13.79      $11.17
         Second Quarter.............................     12.18        8.71
         Third Quarter..............................     10.86        8.66
         Fourth Quarter.............................      9.95        8.55

As of March 2, 2008, the following were market makers for Central Jersey Bancorp's common stock: UBS Securities LLC; Citadel Derivatives Group LLC; Citigroup Global Markets Inc.; Susquehanna Capital Group; Sandler, O' Neill & Partners, L.P.; Knight Equity Markets, L.P.; Keefe, Bruyette & Woods, Inc.; Sterne, Agee & Leach, Inc.; NASDAQ Execution Services LLC; Automated Trading Desk; Archipelago Stock Exchange; and Stifel Nicolaus & Co.

As of March 2, 2008, the approximate number of registered holders of Central Jersey Bancorp's common stock was 649.

Central Jersey Bancorp has not paid any cash dividends on its common stock and does not presently intend to declare or pay cash dividends. Our dividend policy is subject to certain regulatory considerations and the discretion of our Board of Directors and depends upon a number of factors, including operating results, financial condition and general business conditions. Holders of common stock are entitled to receive dividends as, if and when declared by our Board of Directors out of funds legally available therefore, subject to the restrictions set forth under the Federal Bank Holding Company Act. We may pay cash dividends without regulatory approval if net income available to shareholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

Central Jersey Bancorp did not repurchase any shares of its common stock during the period covered by this report. However, on January 15, 2008, Central Jersey Bancorp announced that its Board of Directors authorized a common stock repurchase program, which is expected to continue through the end of 2009, or for such shorter or longer period of time as Central Jersey Bancorp may determine. It is contemplated that during 2008, Central Jersey Bank, N.A. will declare and pay cash dividends to Central Jersey Bancorp in order to effectuate the common stock repurchase program.

Item 6.    Selected Financial Data
           -----------------------

The following selected consolidated financial data of Central Jersey Bancorp as of and for the years ended December 31, 2003 through 2007 are derived from the audited consolidated financial statements of Central Jersey Bancorp. The selected consolidated financial data as of and for the years ended December 31, 2007, 2006 and 2005 should be read in conjunction with the consolidated financial statements of Central Jersey Bancorp and the related notes thereto and management's discussion and analysis thereof appearing elsewhere in this document.

          CENTRAL JERSEY BANCORP - Summarized Statements of Operations

                    (in thousands, except per share amounts)

                                                                         Year Ended
                                                                         December 31,
                                              -----------------------------------------------------------------

                                                2007           2006          2005        2004(1)        2003(1)
                                              --------       --------      --------      --------      --------
Interest and dividend income                  $ 30,488       $ 29,419      $ 24,947      $ 11,551      $  9,111
Interest expense                                13,782         12,456         7,502         3,046         2,612
                                              --------       --------      --------      --------      --------
Net interest income                             16,706         16,963        17,445         8,505         6,499
Provision for loan losses                          165            500           426           260           150
                                              --------       --------      --------      --------      --------
Net interest income after provision for
  loan losses                                   16,541         16,463        17,019         8,245         6,349
                                              --------       --------      --------      --------      --------
Other (loss) income                               (217)         1,740         1,624           849           780
Operating expenses, including salaries
  and  employee benefits, professional
  and application fees, occupancy
  expenses, etc.                                14,370         14,309        14,550         7,098         6,325
                                              --------       --------      --------      --------      --------
Income before provision for income taxes         1,954          3,894         4,093         1,996           804
Income taxes                                     1,110          1,428         1,461           778           322
                                              --------       --------      --------      --------      --------
Net income                                    $    844       $  2,466      $  2,632      $  1,218      $    482
                                              ========       ========      ========      ========      ========

Net income per share (2)
  Basic                                       $   0.10       $   0.28      $   0.30      $   0.29      $   0.11
  Diluted                                     $   0.09       $   0.27      $   0.27      $   0.27      $   0.10

(1) Does not include the results of operations of Allaire Community Bank which combined with Central Jersey Bancorp on January 1, 2005.

(2) All per share amounts have been restated to reflect the 5% stock distributions paid on December 31, 2003, 2002, 2001 and 2000, the six-for-five stock split, in the form of a stock dividend, for shareholders of record on July 15, 2004, the two-for-one stock split, in the form of a stock dividend, for shareholders of record on June 15, 2005, the 5% stock dividend paid on July 1, 2006 and the 5% stock dividend paid on July 2, 2007.

               CENTRAL JERSEY BANCORP - Summarized Balance Sheets

                                 (in thousands)

                                                                                  At
                                                                              December 31,
                                                ------------------------------------------------------------------------

                                                  2007            2006           2005           2004(1)          2003(1)
                                                ---------      ---------       ---------       ---------       ---------
Assets:
Cash and due from banks                         $  11,198      $  16,162       $  21,228       $   9,169       $   9,689
Federal funds sold                                  3,679         21,634              --           9,425           4,675
Investment securities held-to-maturity             17,430         20,820          22,567          16,484          15,079
Investment securities available-for-sale,
   at market value                                114,824         95,735         111,175          73,668          68,196
Loans held-for-sale                                   658            242           3,127              --              --
Loans, net                                        311,765        312,093         307,168         139,697         115,805
Premises and equipment                              4,626          5,357           6,006           2,496           2,171
Bank owned life insurance                           3,565          3,447           3,338              --              --
Goodwill                                           26,957         26,957          27,229              --              --
Core deposit intangibles                            1,926          2,478           3,097              --              --
Other assets                                        6,878          7,847           9,628           3,176           2,037
Due from broker                                        --          3,527              --              --           4,961
                                                ---------      ---------       ---------       ---------       ---------
Total assets                                    $ 503,506      $ 516,299       $ 514,563       $ 254,115       $ 222,613
                                                =========      =========       =========       =========       =========

Liabilities and Shareholders' Equity:
Deposits                                        $ 403,290      $ 427,277       $ 407,554       $ 232,853       $ 207,234
Accrued expenses and other liabilities              1,611          1,273           1,885             252             480
Other borrowings                                   24,564         17,099          38,191              --              --
Subordinated debentures                             5,155          5,155           5,155           5,155              --
                                                ---------      ---------       ---------       ---------       ---------
Total liabilities                                 434,620        450,804         452,785         238,260         207,714
                                                ---------      ---------       ---------       ---------       ---------
Shareholders' equity:
Common stock                                           87             87              86              40              20
Additional paid-in capital                         60,791         60,505          59,995          15,216          15,237
Accumulated other comprehensive income
   (loss)                                             848         (1,409)         (2,153)           (619)           (358)
Retained earnings                                   7,160          6,316           3,850           1,218              --
                                                ---------      ---------       ---------       ---------       ---------
Total shareholders' equity                         68,886         65,495          61,778          15,855          14,899
                                                ---------      ---------       ---------       ---------       ---------
Total liabilities and shareholders' equity      $ 503,506      $ 516,299       $ 514,563       $ 254,115       $ 222,613
                                                =========      =========       =========       =========       =========

(1) Does not include the assets, liabilities and shareholders' equity of Allaire Community Bank which combined with Central Jersey Bancorp on January 1, 2005.

Item 7.     Management's  Discussion  and  Analysis of Financial  Condition  and
            --------------------------------------------------------------------
            Results of Operations
            ---------------------

The following discussion and analysis is intended to provide information about Central Jersey Bancorp's financial condition for the years ended December 31, 2007 and 2006 and results of operations for the years ended December 31, 2007, 2006 and 2005 The following information should be read in conjunction with Central Jersey Bancorp's audited consolidated financial statements for the years ended December 31, 2007, 2006 and 2005 including the related notes thereto, which begin on page F-1 of this report.

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

Critical Accounting Policies

Note 1 to our consolidated financial statements for the years ended December 31, 2007, 2006 and 2005, contained elsewhere in this report, includes a summary of our significant accounting policies. We believe our policy, with respect to the methodology for our determination of the allowance for loan losses, involves a high degree of complexity and requires management to make difficult and subjective judgments which often requires assumptions or estimates about uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. This critical policy and its application are periodically reviewed by Central Jersey Bancorp's Audit Committee and Board of Directors.

Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, investment securities and deferred tax assets. Central Jersey Bancorp performs an annual analysis to test the aggregate balance of goodwill for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. For purposes of goodwill impairment evaluation, Central Jersey Bancorp is identified as the reporting unit. The fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies including a review of comparable transactions. If the carrying amount of goodwill pursuant to this analysis were to exceed the implied fair value of goodwill, an impairment loss would be recognized. No impairment loss was required to be recognized for the years ended December 31, 2007, 2006 and 2005. At each of December 31, 2007 and 2006, Central Jersey Bancorp had $27.0 million of goodwill related to the combination with Allaire Community Bank.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight federal funds sold. Federal funds sold are generally sold for one-day periods.

Investment securities held-to-maturity are comprised of debt securities that Central Jersey Bank, N.A. has the positive intent and ability to hold to maturity. Such securities are stated at cost, adjusted for amortization of premiums and accretion of discounts over the estimated remaining lives of the securities as an adjustment to the yield using the level-yield method. Securities to be held for indefinite periods of time and not intended to be held-to-maturity, including all equity securities, are classified as available-for-sale. Securities available-for-sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. Securities available-for-sale are carried at estimated fair value. Unrealized holding gains and losses on such securities available-for-sale are excluded from earnings and reported as a separate component of shareholders' equity. Gains and losses on sales of securities are based on the specific identification method and are accounted for on a trade date basis.

On a quarterly basis, Central Jersey Bank, N.A. evaluates investment securities for other-than-temporary impairment. For individual investment securities classified as either available-for-sale or held-to-maturity, a determination is made as to whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual investment security shall be written down to fair value as a new cost basis and the amount of the write-down shall be recognized in earnings. Subsequent increases in the fair value of available-for-sale securities shall be included as a separate component of equity; subsequent decreases in fair value, if not an other-than-temporary impairment, also shall be included as a separate component of equity.

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

A loan is considered impaired when, based on current information and events, it is probable that Central Jersey Bank, N.A. will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows, or, as a practical expedient, at the loan's observable market price, or the fair value of the underlying collateral, if the loan is collateral dependent. Conforming residential mortgage loans, home equity and second mortgages, and loans to individuals are excluded from the definition of impaired loans as they are characterized as smaller balance, homogeneous loans and are collectively evaluated.

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

The allowance for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of: (a) known and inherent risks in the loan portfolio, (b) the size and composition of the loan portfolio,
(c) actual loan loss experience, (d) the level of delinquencies, (e) the individual loans for which full collectibility may not be assured, (f) the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and (g) the current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review 'Central Jersey Bank, N.A.'s allowance for loan losses. Such agencies may require Central Jersey Bank, N.A. to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of 'Central Jersey Bank, N.A.'s loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of 'Central Jersey Bank, N.A.'s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic climate. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond 'Central Jersey Bank, N.A.'s control. Management believes that the allowance for loan losses is adequate.

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

Central Jersey Bank, N.A.'s operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services. Central Jersey Bank, N.A. operates primarily in the geographical region of Central New Jersey. Management makes operating decisions and assesses performance based on an ongoing review of Central Jersey Bank, N.A.'s consolidated financial results. Therefore, Central Jersey Bancorp has a single operating segment for financial reporting purposes.

Intangible assets of Central Jersey Bank, N.A., consist of goodwill and core deposit premiums. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with SFAS No. 142, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis.

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

Overview

Net income for the year ended December 31, 2007 was $844,000, or $0.10 per basic share and $0.09 per diluted share, as compared to net income of $2.5 million, or $0.28 per basic share and $0.27 per diluted share, for the year ended December 31, 2006. The modest net income reported for year ended December 31, 2007 is due to the balance sheet restructuring initiative, which resulted in a one-time pre-tax charge of approximately $1.96 million, as described below.

During 2007, Central Jersey Bancorp executed a balance sheet restructuring strategy involving approximately $88.6 million of investment securities held in the available-for-sale investment portfolio. The restructuring resulted in a one-time pre-tax impairment charge of approximately $1.96 million, which was reflected in Central Jersey Bancorp's consolidated financial statements for the three months ended March 31, 2007. Available-for-sale investment securities, consisting primarily of lower yielding fixed rate callable agency investment securities were sold during the second quarter of 2007 and replaced with higher yielding investment securities with a comparable to modestly shorter aggregate weighted average life. The market value loss that these investment securities carried at March 31, 2007, was recorded as an other-than-temporary impairment since Central Jersey Bancorp did not have the intent to hold these securities to recovery. The investment securities Central Jersey Bancorp identified as impaired were primarily fixed rate government sponsored agency bonds that either had a below market interest rate coupon or a longer than desired maturity term. Central Jersey Bancorp realized a gain on the sale of available-for-sale securities of $87,000, pre-tax, in conjunction with the balance sheet restructuring during the year ended December 31, 2007.

For the year ended December 31, 2007, income tax expense was $1.1 million on income before taxes of $2.0 million, resulting in an effective tax rate of 56.8%, as compared to income tax expense of $1.4 million on income before taxes of $3.9 million for the year ended December 31, 2006, resulting in an effective tax rate of 36.7%.

The Company's effective tax rate of 56.8% for the year ended December 31, 2007, resulted from the fact that the majority of the investment securities for which the previously-mentioned $1.96 million other-than-temporary impairment was recorded were held by CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A. A full valuation allowance was recorded for the deferred tax assets associated with the impairment of the investment securities sold by CJB Investment Company. The impairment of the investment securities at the investment company level was considered a capital loss for tax purposes while the impairment of the investment securities held by Central Jersey Bank, N.A. was considered an ordinary loss for tax purposes. CJB Investment Company does not, at this time, have the ability to generate capital gains and utilize the capital losses and thus a full valuation allowance was required for the deferred tax assets associated with the investment company's available-for-sale securities which were identified as other-than-temporarily impaired.

The net interest margin was 3.58% for the year ended December 31, 2007, as compared to 3.67% for the year ended December 31, 2006. The net interest margin compression experienced during the year ended December 31, 2007, is due to the competitive loan and deposit pricing environment and recent reductions in the Prime Rate of interest. The yield on interest-earning assets increased to 6.54% for the year ended December 31, 2007, as compared to 6.36% for the year ended December 31, 2006. The increase was due primarily to the previously disclosed balance sheet restructuring initiative. The average cost of deposits and interest-bearing liabilities was 3.77% for the year ended December 31, 2007, as compared to 3.42% for the year ended December 31, 2006. The increase was due to the aforementioned competitive environment for deposits, which exacerbated the net interest margin compression.

Effective September 14, 2007, Central Jersey Bancorp closed two of its branch offices - Highway 35, Neptune City and Highway 33, Neptune Township. The customer relationships from both of these branch offices were transferred to the West Sylvania Avenue, Neptune City branch office. As a result of the closing of these two branch offices, Central Jersey Bancorp recorded during the year ended December 31, 2007 one-time charges for abandonment of leasehold improvements totaling $137,000, pre-tax, and lease payment accruals totaling $53,000, pre-tax (included in net occupancy expense), in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In addition, for the year ended December 31, 2007, Central Jersey Bancorp recorded $35,000, pre-tax (included in salaries and employee benefits expense), in one-time employee termination expenses related to the branch office consolidations in accordance with SFAS No. 146.

Per share earnings have been adjusted in all periods to reflect the two-for-one stock split, in the form of a stock dividend, paid to shareholders of record on June 15, 2005, and for the five percent stock dividends paid on July 1, 2006 and July 2, 2007.

Total assets of $503.5 million at December 31, 2007 were comprised primarily of $132.3 million in investment securities, $311.8 million in net loans and $14.9 million in cash and cash equivalents, as compared to total assets of $516.3 million at December 31, 2006, which were comprised primarily of $116.6 million in investment securities, $312.1 million in net loans and $37.8 million in cash and cash equivalents. Total assets at December 31, 2007 were funded primarily through deposits totaling $403.3 million, a $24.0 million, or 5.6%, decrease from deposits totaling $427.3 million at December 31, 2006.

At December 31, 2007, non-accrual loans totaled $214,000, as compared to $91,000 at December 31, 2006. There were no loans ninety days or greater past due and still accruing interest at December 31, 2007 or 2006. There were $88,000 in loan charge-offs during the year ended December 31, 2007, as compared to $455,000 in 2006. The decrease in loan charge-offs for the year ended December 31, 2007 is due primarily to the charge-off of $409,000 in unsecured loans during the year ended December 31, 2006. Subsequent to the $409,000 charge-off, Central Jersey Bancorp recorded a recovery related to those unsecured loans totaling $90,000 on March 7, 2007.

                                                                             At or For the
                                                                        Year Ended December 31,
                                                              -------------------------------------------

     Performance Ratios:                                        2007             2006              2005
                                                                ----             ----              ----
            Return on average assets                            0.16%            0.48%             0.54%
            Return on average tangible assets                   0.17%            0.51%             0.58%
            Return on average equity                            1.27%            3.88%             4.31%
            Return on average tangible equity                   2.27%            7.32%             8.51%
            Shareholders' equity to total assets               13.68%           12.69%            12.01%

Results of Operations

General

Central Jersey Bancorp's principal source of revenue is derived from Central Jersey Bank, N.A.'s net interest income, which is the difference between interest income on earning assets and interest expense on deposits and other borrowings. Interest-earning assets consist principally of loans, securities and federal funds sold, while the sources used to fund such assets consist primarily of deposits. Central Jersey Bancorp's net income is also affected by Central Jersey Bank, N.A.'s provision for loan losses, other income (loss) and operating expenses. Other income (loss) consists primarily of service charges and fees and the impairment of available-for-sale securities. Operating expenses consist primarily of salaries and employee benefits, occupancy costs and other operating related expenses.

For the years ended December 31, 2007 and 2006

Net Interest Income

Net interest income for Central Jersey Bank, N.A. totaled $16.7 million for the year ended December 31, 2007, as compared to $17.0 million for the year ended December 31, 2006. Net interest income for the year ended December 31, 2007 was comprised primarily of $1.5 million in interest on federal funds sold and due from banks, $23.0 million in interest and fees on loans and $6.0 million in interest on securities, less interest expense on deposits of $12.6 million, interest expense on other borrowings of $746,000 and interest expense on subordinated debentures of $439,000, whereas net interest income for the year ended December 31, 2006 was comprised primarily of $804,000 in interest on federal funds sold and due from banks, $23.2 million in interest on loans and $5.5 million in interest on securities, less interest expense on deposits of $10.8 million, interest expense on other borrowings of $1.3 million and interest expense on subordinated debentures of $429,000.

Average interest-earning assets totaled $466.4 million for the year ended December 31, 2007, a $4.1 million, or 0.9%, increase over average interest-earning assets of $462.3 million for the year ended December 31, 2006. Interest-earning assets for such periods were funded primarily by deposit inflows and the proceeds from borrowed funds. Deposits for the year ended December 31, 2007 averaged $417.4 million, of which $337.5 million, or 80.9%, were interest-bearing. This number represents a 0.5% increase over average total deposits of $415.3 million for the year ended December 31, 2006, of which $330.9 million, or 79.7%, were interest-bearing.

Subordinated debentures and other borrowings for the year ended December 31, 2007, averaged $5.2 million and $22.4 million, respectively, as compared to $5.2 million and $28.7 million, respectively, for the year ended December 31, 2006.

The net interest margin was 3.58% for the year ended December 31, 2007, as compared to 3.67% for the year ended December 31, 2006. The net interest margin compression experienced during the year ended December 31, 2007, is due to the competitive loan and deposit pricing environment and recent reductions in the Prime Rate of interest. The yield on interest-earning assets increased to 6.54% for the year ended December 31, 2007, as compared to 6.36% for the year ended December 31, 2006. The increase was due primarily to the previously disclosed balance sheet restructuring initiative. The average cost of deposits and interest-bearing liabilities was 3.77% for the year ended December 31, 2007, as compared to 3.42% for the year ended December 31, 2006. The increase was due to the aforementioned competitive environment for deposits, which exacerbated the net interest margin compression.

The following table presents a summary of the principal components of average interest-earning assets and average interest-bearing liabilities with the related interest income and interest expense for the years ended December 31, 2007, 2006 and 2005. No tax equivalent adjustments were made:

(dollars in thousands)                  Year ended December 31, 2007   Year ended December 31, 2006    Year ended December 31, 2005
                                        ----------------------------   -----------------------------   -----------------------------
                                                            Average                          Average                        Average
                                          Average            Yield/     Average               Yield/   Average               Yield/
                                          Balance  Interest   Cost      Balance    Interest    Cost     Balance    Interest   Cost
                                         --------  --------  -------   ---------   --------   ------   ---------   --------  ------
Interest earning assets:
Federal funds sold                       $ 27,039  $  1,369   5.06%    $  11,441   $    590    5.16%   $   2,129   $     48   2.25%
Loans receivable, gross                   314,195    22,975   7.31%      316,609     23,159    7.31%     278,243     18,726   6.73%
Deposits with banks                         3,739       161   4.31%        4,611        214    4.64%       2,766        191   6.91%
Securities                                121,442     5,983   4.93%      129,655      5,456    4.21%     144,831      5,982   4.13%
                                         --------  --------   ----     ---------   --------    ----    ---------   --------   ----
    Total interest earning assets         466,415    30,488   6.54%      462,316     29,419    6.36%     427,969     24,947   5.83%
Cash and due from banks                     8,956                         14,787                          18,082
Allowance for loan losses                  (3,424)                        (3,328)                         (2,982)
Other assets                               41,244                         40,802                          44,444
                                         --------                      ---------                       ---------
Total assets                             $513,191                      $ 514,577                       $ 487,512
                                         ========                      =========                       =========

Interest bearing liabilities:

Interest bearing demand                  $ 91,159  $  2,864   3.14%    $  85,295   $  2,414    2.83%   $  88,301   $  1,596   1.81%
Money market                               27,641     1,185   4.29%       32,983      1,117    3.39%      24,905        447   1.79%
Savings                                    71,810     1,464   2.04%       71,167      1,231    1.73%      71,282        676   0.95%
Time                                      146,934     7,084   4.82%      141,449      5,998    4.24%     127,744      3,896   3.05%
                                         --------  --------   ----     ---------   --------    ----    ---------   --------   ----
    Total interest bearing deposits       337,544    12,597   3.73%      330,894     10,760    3.25%     312,232      6,615   2.12%
Other borrowings                           22,402       746   3.33%       28,650      1,267    4.42%      18,216        547   3.00%
Subordinated debentures                     5,155       439   8.52%        5,155        429    8.32%       5,155        340   6.60%
                                         --------  --------   ----     ---------   --------    ----    ---------   --------   ----
    Total interest-bearing liabilities    365,101    13,782   3.77%      364,699     12,456    3.42%     335,603      7,502   2.24%
Non-interest bearing demand                79,828                         84,444                          88,435
Other liabilities                           1,915                          1,894                           2,467
Shareholders' equity                       66,347                         63,540                          61,007
                                         --------                      ---------                       ---------
Total liabilities and shareholders'
 equity                                  $513,191                      $ 514,577                       $ 487,512
                                         ========                      =========                       =========

Net interest income                                $ 16,706                        $ 16,963                        $ 17,445
                                                   ========                        ========                        ========

Net interest rate spread(1)                                   2.77%                            2.94%                          3.59%

Net interest margin(2)                                        3.58%                            3.67%                          4.08%



--------------
(1) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

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

                                               Year ended December 31, 2007             Year ended December 31, 2006
                                                        Compared to                              Compared to
                                               Year ended December 31, 2006             Year ended December 31, 2005
                                           -----------------------------------       -----------------------------------

                                            Increase (Decrease)                        Increase (Decrease)
                                             Due to Change in:          Total           Due to Change in:          Total
                                           --------------------        Increase      ----------------------      Increase
                                            Volume         Rate       (Decrease)      Volume         Rate       (Decrease)
                                           -------       -------      ----------      -------       -------     ---------
(in thousands)
Interest Income:
  Loans receivable, gross                  $  (177)      $    (7)      $  (184)      $ 2,719       $ 1,714       $ 4,433
  Securities                                  (362)          890           528          (637)          111          (526)
  Deposits with banks                          (39)          (14)          (53)          100           (77)           23
  Federal funds sold                           789           (11)          778           323           219           542
                                           -----------------------------------       -----------------------------------
   Total interest-earning assets               211           858         1,069         2,505         1,967         4,472

Interest Expense:
  Interest-bearing demand                      173           277           450           (56)          874           818
  Savings deposits                              11           222           233            (1)          556           555
  Money market deposits                       (199)          267            68           180           490           670
  Time deposits                                240           846         1,086           453         1,649         2,102
                                           -----------------------------------       -----------------------------------
Total interest-bearing deposits                225         1,612         1,837           576         3,569         4,145
 Other borrowings                             (244)         (277)         (521)          394           326           720
 Subordinated debentures                        --            10            10            --            89            89
                                           -----------------------------------       -----------------------------------
   Total interest-bearing liabilities          (19)        1,345         1,326           970         3,984         4,954
                                           -----------------------------------       -----------------------------------

Net interest income                        $   230       $  (487)      $  (257)      $ 1,535       $(2,017)      $  (482)
                                           ===================================       ===================================

Provision for Loan Losses

The provision for loan losses was $165,000 for the year ended December 31, 2007, as compared to $500,000 for 2006. The decrease in the provision for loan losses for the year ended December 31, 2007 is due primarily to the charge-off of $409,000 in unsecured loans during the year ended December 31, 2006. Subsequent to the $409,000 charge-off, Central Jersey Bancorp recorded a recovery on those unsecured loans totaling $90,000 on March 7, 2007.

Other Income (Loss)

Other income (loss) was ($217,000) for the year ended December 31, 2007, as compared to $1.7 million for the year ended December 31, 2006. The other (loss) recorded for the year ended December 31, 2007, is directly related to the previously disclosed one-time balance sheet restructuring charge of $1.96 million, pre-tax, recorded in the first quarter of 2007.

Operating Expenses

Operating expenses include, among other costs and expenses, salaries, costs of employee benefits, professional fees and occupancy expenses. Operating expenses for the year ended December 31, 2007 were $14.4 million, as compared to $14.3 million for the prior year. Central

Jersey Bank, N.A. incurred $552,000 in core deposit intangible amortization expense related to the combination with Allaire Community Bank for the year ended December 31, 2007, as compared to $619,000 in 2006.

Effective September 14, 2007, Central Jersey Bancorp closed two of its branch offices - Highway 35, Neptune City and Highway 33, Neptune Township. The customer relationships from both of these branch offices were transferred to the West Sylvania Avenue, Neptune City branch office. As a result of the closing of these two branch offices, Central Jersey Bancorp recorded during the year ended December 31, 2007 one-time charges for abandonment of leasehold improvements totaling $137,000, pre-tax, and lease payment accruals totaling $53,000, pre-tax (included in net occupancy expense), in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In addition, for the year ended December 31, 2007, Central Jersey Bancorp recorded $35,000, pre-tax (included in salaries and employee benefits expense), in one-time employee termination expenses related to the branch office consolidations in accordance with SFAS No. 146.

Full-time equivalent employees totaled 128 at December 31, 2007, as compared to 147 at December 31, 2006. The table below presents operating expenses, by major category, for the years ended December 31, 2007, 2006 and 2005, respectively (in thousands):

Operating Expenses:                           2007         2006         2005
-------------------                           ----         ----         ----

Salaries and employee benefits             $ 7,146      $ 7,345      $ 7,287
Net occupancy expenses                       1,821        1,687        1,718
Professional fees                              938          759          687
Data processing fees                           884          809          937
Outside service fees                           856          866        1,017
Furniture, fixtures and equipment              626          690          599
Core deposit intangible amortization           552          619          688
Stationery, supplies and printing              251          269          288
Insurance expense                              194          200          192
Telephone                                      161          153          134
Abandonment of leasehold improvements          137           --           --
Advertising                                    134          150          220
Other operating expenses                       670          762          783
                                           -------      -------      -------
      Total                                $14,370      $14,309      $14,550
                                           =======      =======      =======

Income Tax Expense

For the year ended December 31, 2007, income tax expense was $1.1 million on income before taxes of $2.0 million, resulting in an effective tax rate of 56.8%, as compared to income tax expense of $1.4 million on income before taxes of $3.9 million for the year ended December 31, 2006, resulting in an effective tax rate of 36.7%.

The Company's effective tax rate of 56.8% for the year ended December 31, 2007, resulted from the fact that the majority of the investment securities for which the previously-mentioned $1.96 million other-than-temporary impairment was recorded were held by CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A. A full valuation allowance was recorded for the deferred tax assets associated with the impairment of the investment securities sold by CJB Investment Company. The impairment of the investment securities at the investment company level was considered a capital loss for tax purposes while the impairment of the investment securities held by Central Jersey Bank, N.A. was considered an ordinary loss for tax purposes. CJB Investment Company does not, at this time, have the ability to generate capital gains and utilize the capital losses and thus a full valuation allowance was required for the deferred tax assets associated with the investment company's available-for-sale securities which were identified as other-than-temporarily impaired.

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

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, due from banks, and federal funds sold. At December 31, 2007, cash and cash equivalents were $14.9 million, as compared to $37.8 million at December 31, 2006, a decrease of $22.9 million, or 60.6%. The decrease was due primarily to timing of cash flows related to Central Jersey Bank, N.A.'s business activities.

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

For each of the years ended December 31, 2007 and 2006, Central Jersey Bancorp had $27.0 million of goodwill related to the combination with Allaire Community Bank.

Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on an accelerated basis over a period of ten years. The amortization of the core deposit premium is recorded as a component of operating expenses. For the years ended December 31, 2007 and 2006, Central Jersey Bancorp had $1.9 million and $2.5 million, respectively, of core deposit intangible related to the combination with Allaire Community Bank.

Investment Securities Portfolio

At  December  31,  2007,  Central  Jersey  Bank,  N.A.'s  investment  securities portfolio consisted of obligations of United States Government sponsored agencies and mortgaged-backed securities of United States Government sponsored agencies. Investment securities held-to-maturity totaling $17.4 million at December 31, 2007, represented a decrease of $3.4 million from the year ended December 31, 2006 total of $20.8 million. Investment securities available-for-sale had a market value of $114.8 million at December 31, 2007, representing an increase of $19.1 million over the December 31, 2006 total of $95.7 million. The increase in investment securities available-for-sale is due to the purchase of mortgage-backed securities during the year ended December 31, 2007.

The following table summarizes the maturity and weighted average yields in each of Central Jersey Bank, N.A.'s investment securities portfolios at December 31, 2007:

                                                                  Over              Over
Maturities and weighted average yields:        Within            1 to 5            5 to 10          Over 10
(dollars in thousands)                         1 Year             Years             Years             Years              Total
                                             -----------       -----------       -----------       -----------       -----------
Securities held-to-maturity:
Mortgage-backed securities
   Amortized cost                            $        --       $     1,653       $     1,543       $     3,544       $     6,740
   Weighted average yield                             --              4.17%             4.53%             4.96%             4.66%
Obligations of U.S. Government agencies
   Amortized cost                                  1,998             4,373             2,419             1,900            10,690
   Weighted average yield                           4.00%             5.05%             4.42%             4.70%             4.65%
                                             -----------------------------------------------------------------------------------
Total securities held-to-maturity
   Amortized cost                            $     1,998       $     6,026       $     3,962       $     5,444       $    17,430
   Weighted average yield                           4.00%             4.81%             4.46%             4.87%             4.65%
                                             ===================================================================================

Securities available-for-sale:

Mortgage-backed securities
   Market value                              $     1,991       $     2,625       $    21,982       $    84,216       $   110,814
   Weighted average yield                           4.32%             5.00%             5.09%             5.52%             5.40%
Other debt securities
   Market value                                    4,010                --                --                --             4,010
   Weighted average yield                           3.55%               --                --                --              3.55%
                                             -----------------------------------------------------------------------------------
Total securities available-for-sale
   Market value                              $     6,001       $     2,625       $    21,982       $    84,216       $   114,824
   Weighted average yield                           3.81%             5.00%             5.09%             5.52%             5.34%
                                             ===================================================================================

Other-Than-Temporary Impairment

During 2007, Central Jersey Bancorp executed a balance sheet restructuring strategy involving approximately $88.6 million of investment securities held in the available-for-sale investment portfolio. The restructuring resulted in a one-time pre-tax impairment charge of approximately $1.96 million, which was reflected in Central Jersey Bancorp's consolidated financial statements for the three months ended March 31, 2007. Available-for-sale investment securities, consisting primarily of lower yielding fixed rate callable agency investment securities were sold during the second quarter of 2007 and replaced with higher yielding investment securities with a comparable to modestly shorter aggregate weighted average life. The market value loss that these investment securities carried at March 31, 2007, was recorded as an other-than-temporary impairment since Central Jersey Bancorp did not have the intent to hold these securities to recovery. The investment securities Central Jersey Bancorp identified as impaired were primarily fixed rate government sponsored agency bonds that either had a below market interest rate coupon or a longer than desired maturity term. Central Jersey Bancorp realized a gain on the sale of available-for-sale securities of $87,000, pre-tax, in conjunction with the balance sheet restructuring during the year ended December 31, 2007.

Investment Policy

The Board of Directors has adopted an investment policy to govern the investment function of Central Jersey Bank, N.A., which includes the purchase of investment securities for the held-to-maturity and available-for-sale portfolios and the sale of investment securities from the available-for-sale portfolio.

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

The purpose of bonds in the held-to-maturity portfolio is to provide earnings consistent with the safety factors of quality, maturity and risk diversification. This purpose is reflected in the accounting principle that carrying a debt security at amortized cost is appropriate only if the ALCO/Investment Committee of Central Jersey Bank, N.A. has the intent and ability to hold that security to maturity. Management should be indifferent to price fluctuations unrelated to the continuing ability of an investment security to contribute to recurring income. For purposes of our investment policy, an investment security shall be deemed to have matured if it is sold (1) within three months of maturity or a call date if exercise of the call is probable; or (2) after collection of at least 85% of the principal outstanding at acquisition.

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

Central Jersey Bank, N.A. conducts both commercial and retail lending activities. The loan approval process at Central Jersey Bank, N.A. is driven by the aggregate indebtedness of the borrower and related entities. Executive officers with lending authority and loan officers have various individual and collective loan approval authorities up to $500,000. All credit accommodations exceeding $500,000 are referred to Central Jersey Bank, N.A.'s Loan Committee for review and approval. The Loan Committee is comprised of internal and outside directors and the senior commercial loan officer. A loan officer with a loan application for more than $500,000 (or from a borrowing relationship with aggregate debt in excess of $500,000) presents a complete analysis of the proposed credit accommodation to the members of the Loan Committee for their consideration.

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

The following table summarizes net loans outstanding by loan category and amount at December 31, 2007, 2006, 2005, 2004 and 2003.

(in thousands)                          2007          2006          2005          2004          2003
                                        ----          ----          ----          ----          ----
------------------------------------------------------------------------------------------------------
Commercial and industrial loans       $ 29,384      $ 35,476      $ 32,708      $ 22,392      $ 20,380

Real estate loans - commercial         240,370       237,234       232,570        96,291        77,799

1-4 family real estate loans             3,822         4,182         4,858            --            --

Home equity and second mortgages        37,832        35,573        38,153        22,014        17,734

Consumer loans                           3,765         2,857         2,054           638         1,270
------------------------------------------------------------------------------------------------------

Total loans                           $315,173      $315,322      $310,343      $141,335      $117,183

Less allowance for loan losses           3,408         3,229         3,175         1,638         1,378
------------------------------------------------------------------------------------------------------

Net loans                             $311,765      $312,093      $307,168      $139,697      $115,805
======================================================================================================

Loans held-for-sale                   $    658      $    242      $  3,127      $      0      $      0
======================================================================================================

Loans, net of the allowance for loan losses, totaled $311.8 million at December 31, 2007, a decrease of $300,000, or 0.1%, from the $312.1 million balance at
December 31, 2006. The decrease in loan balances is reflective of general economic conditions resulting in a slowdown in loan origination volume throughout the banking industry.

For the year ended December 31, 2007, commercial and industrial loans and commercial real estate loans decreased by $2.9 million to $269.8 million, which represents a 1.1% decrease from the balance of $272.7 million at December 31, 2006.

During 2007, home equity and second mortgages increased by $2.2 million to $37.8 million at December 31, 2007, which represents a 6.2% increase over the balance of $35.6 million at December 31, 2006.

The following table summarizes the maturities of loans by category and whether such loans are at a fixed or floating rate at December 31, 2007.

                                                                              December 31, 2007
                                                 ----------------------------------------------------------------------------------

Maturity and repricing data for loans:             Within     Over 1 to 3     Over 3 to 5   Over 5 to 15     Over 15
(in thousands)                                     1 Year         Years          Years          Years          Years        Total
                                                 ----------------------------------------------------------------------------------
Loans secured by 1-4 family residential properties

    Fixed rate                                   $   1,723      $   1,669      $   4,623      $   8,889      $   4,315    $  21,219

    Adjustable rate                                 14,932            421          2,146             --             --       17,499

All other loans secured by real estate

    Fixed rate                                      16,348         47,344         41,342         31,347         31,146      167,527

    Adjustable rate                                 79,235          6,314         23,379             --             --      108,928

                                                 ----------------------------------------------------------------------------------
Total                                            $ 112,238      $  55,748      $  71,490      $  40,236      $  35,461    $ 315,173
                                                 ==================================================================================

Non-Performing Loans

A loan is considered to be non-performing  if it (1) is on a non-accrual  basis,
(2) is past due ninety days or more and still accruing interest, or (3) has been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial position of the borrower. A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only where it is both adequately secured as to principal and is in the process of collection. Central Jersey Bank, N.A. had non-performing loans totaling $214,000 and $91,000 at December 31, 2007 and 2006, respectively. If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $4,359, $477 and $6,365, for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, there are no commitments to lend additional funds to borrowers whose loans are on non-accrual.

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

As of December 31, 2007 and 2006, there were no loans identified as having structural weaknesses on the "watch list." The total balance of loans on the "watch list" at December 31, 2007 and 2006 totaled $6.0 million and $5.0 million, respectively.

Allowance for Loan Losses and Related Provision

The allowance for loan losses is a valuation account that reflects an evaluation of the probable losses in the loan portfolio. The determination of the adequacy of the allowance for loan losses is a critical accounting policy of Central Jersey Bank, N.A., due to the inherently subjective nature of the evaluation. Credit losses primarily arise from Central Jersey Bank, N.A.'s loan portfolio, but also may be derived from other credit-related sources, including commitments to extend credit. Additions are made to the allowance through periodic provisions which are charged to expense. All losses of principal are charged to the allowance when incurred or when a determination is made that a loss is expected. Subsequent recoveries, if any, are credited to the allowance.

As part of our evaluation of the adequacy of our allowance for loan losses, each quarter we prepare an analysis. This analysis categorizes the entire loan portfolio by certain risk characteristics such as loan type (commercial, commercial real estate, one- to four-family, consumer, etc.) and loan risk rating.

Loan risk ratings for every loan are determined by credit officers who consider various factors, including the borrower's current financial condition and payment status, historical loan performance, underlying collateral, as well as internal loan review and regulatory ratings. Any loans with known potential losses are categorized and reserved for separately.

The loss factors applied to each loan risk rating are inherently subjective in nature, and, in Central Jersey Bank, N.A.'s circumstances, even more so due to the lack of any meaningful charge-off experience. Loss factors are assigned to loan risk rating categories on the basis of our assessment of the potential risk inherent in each loan type. Key factors we consider in determining loss factors for each loan type include the current real estate market conditions, changes in the trend of delinquencies and non-performing loans, the current state of the local and national economy, loan portfolio growth and changes in composition and concentrations within the portfolio. The loss factors are evaluated by management on a quarterly basis and any adjustments are approved by the Board of Directors of Central Jersey Bancorp. There have been no significant changes in loss factors in 2007 as compared to 2006.

We establish the provision for loan losses after considering the allowance for loan loss worksheet, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, loan delinquency trends and peer group analysis. Central Jersey Bank, N.A.'s allowance for loan losses is allocated on an individual loan basis. We have applied this process consistently and have made minimal changes in the estimation methods and assumptions that we have used.

Our primary lending emphasis is the origination of commercial real estate loans, commercial and industrial loans, and to a lesser extent, home equity and second mortgages. As a result of our strategic plans and lending emphasis, we have a loan concentration in commercial loans at December 31, 2007 and 2006, the majority of which are secured by real property located in New Jersey.

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

The provision for loan losses was $165,000 for the year ended December 31, 2007, as compared to $500,000 for 2006. The decrease in loan charge-offs for the year ended December 31, 2007 is due primarily to the charge-off of $409,000 in unsecured loans during the year ended December 31, 2006. Subsequent to the $409,000 charge-off, Central Jersey Bancorp recorded a recovery on those unsecured loans totaling $90,000 on March 7, 2007.

Loan portfolio composition remained consistent in 2007, as compared to 2006, with commercial loans comprising 85.6% of total loans outstanding at December 31, 2007, as compared to 86.5% at December 31, 2006. In addition, Central Jersey Bank, N.A. had non-accrual or impaired loans totaling $214,000 at December 31, 2007, as compared to $91,000 at December 31, 2006. Gross loans outstanding totaled $315.2 million at December 31, 2007, as compared to $315.3 million at December 31, 2006, a decrease of $100,000, or 0.3%. The allowance for loan losses was $3.41 million at December 31, 2007, as compared to $3.23 million at December 31, 2006.

The following table summarizes Central Jersey Bank, N.A.'s allowance for loan losses for the years ended December 31, 2007, 2006, 2005, 2004 and 2003.

(in thousands)                                           2007          2006            2005           2004          2003
                                                       -------        -------        -------        -------       -------
-------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                             $ 3,229        $ 3,175        $ 1,638        $ 1,378       $ 1,228

Provision charged to expense                               165            500            426            260           150

Charge-offs                                                (88)          (455)           (92)            --            --

Allaire Community Bank combination                          --             --          1,203             --            --

Recoveries                                                 102              9             --             --            --

-------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                   $ 3,408        $ 3,229        $ 3,175        $ 1,638       $ 1,378

=========================================================================================================================
Ratio of allowance for loan losses to total loans         1.08%          1.02%          1.02%          1.16%         1.10%

Ratio of net recoveries (charge-offs) to average
loans outstanding                                         0.03%         (0.14%)        (0.03%)         0.00%         0.00%

The following table sets forth Central Jersey Bank, N.A.'s percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated (dollars in thousands):

                        December 31, 2007                   December 31, 2006                   December 31, 2005

                             Percent                             Percent                            Percent
                               of        Percent                   of        Percent                   of       Percent
                            allowance    of loans               allowance   of loans                allowance   of loans
                            to total     to total               to total    to total                to total    to total
   Loan Type      Amount    allowance     loans       Amount    allowance     loans      Amount     allowance     loans
   ---------      ------    ---------     -----       ------    ---------     -----      ------     ---------     -----
Commercial       $ 2,999       88.0%       85.6%     $ 2,811       87.1%       86.5%     $ 2,749       86.6%       85.5%

Consumer             409       12.0%       14.4%         418       12.9%       13.5%         426       13.4%       14.5%
                 -------      -----       -----      -------      -----       -----      -------      -----       -----

Total            $ 3,408      100.0%      100.0%     $ 3,229      100.0%      100.0%     $ 3,175      100.0%      100.0%
                 =======      =====       =====      =======      =====       =====      =======      =====       =====

                        December 31, 2004                   December 31, 2003

                            Percent                               Percent
                              of          Percent                   of         Percent
                           allowance     of loans                allowance    of loans
                           to total      to total                to total     to total
   Loan Type      Amount   allowance       loans      Amount     allowance      loans
   ---------      ------   ---------       -----      ------     ---------      -----
Commercial       $ 1,403       85.7%       84.0%     $ 1,151       83.5%        83.8%

Consumer             235       14.3%       16.0%         227       16.5%        16.2%
                 -------    -------     -------      -------    -------      -------

Total            $ 1,638      100.0%      100.0%     $ 1,378      100.0%       100.0%
                 =======    =======     =======      =======    =======      =======

Deposits

One of Central Jersey Bank, N.A.'s primary strategies is the accumulation and retention of core deposits. Core deposits are defined as all deposits except certificates of deposits with balances in excess of $100,000.

Total deposits were $403.3 million at December 31, 2007, a decrease of $24.0 million, or 5.6%, from the year ended December 31, 2006 total of $427.3 million. Core deposits as a percentage of total deposits were 84.8% at December 31, 2007, as compared to 84.7% at December 31, 2006.

The following table represents categories of Central Jersey Bank, N.A.'s deposits at December 31, 2007, 2006 and 2005.

                                                       December 31,    December 31,   December 31,
                                                       ------------    ------------   ------------
      (in thousands)                                       2007            2006           2005
                                                           ----            ----           ----
      Demand deposits, non-interest bearing              $ 73,955        $ 83,482        $ 91,297

      Savings, N.O.W. and money market accounts           187,354         202,650         173,993

      Certificates of deposit of less than $100,000        80,587          75,842          67,813

      Certificates of deposit of $100,000 or more          61,394          65,303          74,451
                                                         --------        --------        --------

      Total deposits                                     $403,290        $427,277        $407,554
                                                         ========        ========        ========

The following table represents categories of Central Jersey Bank, N.A.'s average deposit balances and weighted average interest rates for the years ended December 31, 2007, 2006 and 2005 (in thousands):

                                                         December 31,                  December 31,             December 31,
                                                         ------------                  ------------             ------------
                                                             2007                          2006                     2005
                                                             ----                          ----                     ----
                                                                     Weighted                   Weighted                  Weighted
                                                       Average        Average       Average      Average     Average       Average
                                                       Balance          Rate        Balance        Rate      Balance         Rate
                                                       --------         ----        --------       ----     --------         ----
Demand deposits, non-interest bearing                  $ 79,828           --%       $ 84,444         --%    $ 88,435           --%

Savings, N.O.W. and money market accounts               190,610         2.89%        189,445       2.51%     184,488         1.47%

Certificates of deposit of less than $100,000            81,497         4.78%         72,960       4.11%      60,040         3.04%

Certificates of deposit of $100,000 or more              65,437         4.88%         68,489       4.42%      67,704         3.05%
                                                       --------         ----        --------       ----     --------         ----

Total deposits                                         $417,372         3.02%       $415,338       2.59%    $400,667         1.65%
                                                       ========         ====        ========       ====     ========         ====

At December 31, 2007, Central Jersey Bank, N.A. had $142.0 million in time deposits maturing as follows (in thousands):

                                                                Over 1
                                    3 months     Over 3 to      year to        Over 3
                                     or less     12 months      3 years         years         Total
                                    ----------------------------------------------------------------
Less than $100,000                  $ 33,876      $ 44,464      $  2,057      $    190      $ 80,587

Equal to or more than $100,000        21,651        32,510         7,233            --        61,394
                                    ----------------------------------------------------------------

Total                               $ 55,527      $ 76,974      $  9,290      $    190      $141,981
                                    ================================================================

Liquidity and Capital Resources

Liquidity defines the ability of Central Jersey Bank, N.A. to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank's asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements. The liquidity needs of Central Jersey Bank, N.A. have been primarily met by cash on hand, loan and investment amortizations and borrowings. Central Jersey Bank, N.A. invests funds not needed for operations (excess liquidity) primarily in daily federal funds sold. During 2007, Central Jersey Bank, N.A. continued to maintain a large secondary source of liquidity known as Investment Securities available-for-sale. The market value of that portfolio was $114.8 million and $95.7 million at December 31, 2007 and 2006, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require Central Jersey Bank, N.A. to maintain minimum amounts and ratios (set forth in the following table) of Total Capital and Tier 1 Capital to risk weighted assets and of Tier 1 Capital to average assets (leverage ratio). As of December 31, 2007, Central Jersey Bank, N.A. met all capital adequacy requirements to which it is subject.

As of December 31, 2007, the most recent notification from the OCC categorized Central Jersey Bank, N.A. as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that we believe have changed Central Jersey Bank, N.A.'s category.

The following is a summary of Central Jersey Bank, N.A.'s and Central Jersey Bancorp's actual capital ratios as of December 31, 2007 and 2006, compared to the minimum capital adequacy requirements and the requirements for classification as a "well-capitalized" institution:

                                                Tier I                       Tier I
                                              Capital to                   Capital to               Total Capital to
                                         Average Assets Ratio            Risk Weighted                Risk Weighted
                                           (Leverage Ratio)               Asset Ratio                  Asset Ratio
                                           2007        2006          2007            2006           2007        2006
                                        -------------------------------------------------------------------------------
Central Jersey Bancorp                     9.08%       8.38%         12.74%          11.71%         13.73%      12.62%
Central Jersey Bank, N.A.                  9.34%       8.47%         12.94%          11.81%         13.93%      12.72%

(a) "Adequately capitalized"
institution (under federal
regulations)                               4.00%       4.00%         4.00%           4.00%          8.00%        8.00%

(b) "Well capitalized" institution
(under federal regulations)                5.00%       5.00%         6.00%           6.00%          10.00%      10.00%

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

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of subordinated debentures from Central Jersey Bancorp. The subordinated debentures bear a variable interest rate equal to LIBOR plus 285 basis points. Although the subordinated debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp. At December 31, 2007, $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital. Central Jersey Bancorp is using the proceeds it received from the subordinated debentures to support the general balance sheet growth of Central Jersey Bancorp and to maintain Central Jersey Bank, N.A.'s required regulatory capital ratios.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At December 31, 2007, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities. Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital. However, in the event that the trust preferred issues do not qualify as Tier I Capital, Central Jersey Bank, N.A. would remain well capitalized.

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

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized, or continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 was effective for fiscal years beginning after December 15, 2006. Central Jersey Bancorp's adoption of FIN 48 on January 1, 2007 did not have a material impact on its consolidated financial statements. As of January 1, 2007, there were no amounts recorded for unrecognized tax benefits or for the payment of interest or penalties. Furthermore, no amounts were accrued for the year ended December 31, 2007. The tax years that remain subject to examination are 2006, 2005 and 2004 for federal and state tax purposes and 2003 for state tax purposes only. Accruals of interest and penalties related to unrecognized tax benefits, when applicable, are recognized in income tax expense.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles ("GAAP"), and enhances disclosures about fair value measurements. This Statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Earlier application is encouraged, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Central

Jersey Bancorp's adoption of SFAS No. 157 did not have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force ("EITF") of the FASB discussed public comments received on two issues: (1) EITF Issue No. 06-4, Accounting for Deferred Compensation and Post-Retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and (2) EITF Issue 06-5, Accounting for Purchases of Life Insurance - Determining the Amount that could be Realized in Accordance with FASB Technical Bulletin 85-4 (Accounting for Purchases of Life Insurance). On September 7, the EITF agreed to clarify certain points based on public comments. The EITF reached a consensus that an employer should recognize a liability for future benefits under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion No. 12, Omnibus Opinion - 1967, for an endorsement split-dollar life insurance arrangement subject to the EITF Issue No. 06-4. This liability is to be based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. Early adoption is permitted as of the beginning of an entity's fiscal year. Entities should recognize the effects of applying the consensus on this issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption. Retrospective application to all prior periods is permitted. Central Jersey Bancorp's adoption of EITF 06-4 did not have a material impact on its consolidated financial statements.

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

SFAS No. 159 is effective for years beginning after November 15, 2007. Central Jersey Bancorp adopted SFAS No. 159 effective January 1, 2008, however, decided not to elect the fair value option permitted by SFAS No. 159.

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

Central Jersey Bank, N.A.'s strategy for liabilities has been to maintain a stable core-funding base by focusing on core deposit account acquisition and increasing products and services per household. Time deposit accounts as a percentage of total deposits were 35.2% at December 31, 2007, as compared to 33.0% at December 31, 2006. Time deposits are generally short term in nature. As of December 31, 2007, 93.3% of all time deposits had maturities of one year or less, as compared to 85.7% at December 31, 2006. Central Jersey Bank, N.A.'s ability to retain maturing time deposit accounts is the result of a strategy to remain competitive priced within the marketplace. Central Jersey Bank, N.A.'s pricing strategy may vary depending upon funding needs and Central Jersey Bank, N.A.'s ability to fund operations through alternative sources, primarily by accessing short term lines of credit with the Federal Home Loan Bank during periods of pricing dislocation.

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

The following table sets forth the results of the projected net interest income simulation model for the twelve month period commencing December 31, 2007 and ending December 31, 2008:

                                              Net Interest Income
                                              -------------------
Change in Interest Rates
In Basis Points (Rate Shock)    Amounts ($)         Change ($)       Change (%)
--------------------------------------------------------------------------------

+200                            $ 16,880             $   (99)         (0.58%)
+100                              16,945                 (34)         (0.20%)
Base Case                         16,979                  --             --
-100                              16,900                 (79)         (0.47%)
-200                            $ 16,492             $  (487)         (2.87%)

The preceding table indicates that for the year ending December 31, 2008, in the event of an immediate 200 basis point parallel increase in interest rates, Central Jersey Bank, N.A. would experience a (0.58%), or $99,000, decrease in net interest income for that period. In the event of a 200 basis point decrease in interest rates, Central Jersey Bank, N.A. would experience a (2.87%), or $487,000, decrease in net interest income for the year ending December 31, 2008.

Item 8.     Financial Statements and Supplementary Data
            -------------------------------------------

The consolidated financial statements and supplementary data of Central Jersey Bancorp called for by this item are submitted under a separate section of this report. Reference is made to the Index of Consolidated Financial Statements contained on page F-1 herein.

Item 9.     Changes in and  Disagreements  With  Accountants  on Accounting  and
            --------------------------------------------------------------------
            Financial Disclosure
            --------------------

None.

Item 9A.    Controls and Procedures
            -----------------------

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, Central Jersey Bancorp carried out an evaluation of the effectiveness of the design and operation of Central Jersey Bancorp's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of Central Jersey Bancorp's management, including Central Jersey Bancorp's Chairman, President and Chief Executive Officer and Central Jersey Bancorp's Executive Vice President and Chief Financial Officer, who concluded that Central Jersey Bancorp's disclosure controls and procedures are effective. There has been no significant change in Central Jersey Bancorp's internal controls during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Central Jersey Bancorp's internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Central Jersey Bancorp's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Central Jersey Bancorp's reports filed under the Exchange Act is accumulated and communicated to management, including Central Jersey Bancorp's Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Central Jersey Bancorp's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Central Jersey Bancorp; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Central Jersey Bancorp's assets that could have a material effect on our consolidated financial statements.

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

Management assessed the effectiveness of Central Jersey Bancorp's internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). Based on the assessment management believes that, as of December 31, 2007, Central Jersey Bancorp's internal control over financial reporting is effective based on those criteria.

     Attestation Report of the Independent Registered Public Accounting Firm
     -----------------------------------------------------------------------

Central Jersey Bancorp's independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of Central Jersey Bancorp's internal control over financial reporting as of December 31, 2007. This report appears on page F-3.

Item 9B.    Other Information
            -----------------

None

                                    PART III

Item 10.    Directors, Executive Officers and Corporate Governance
            ------------------------------------------------------

The information required under this Item with respect to Central Jersey Bancorp's directors and executive officers will be contained in Central Jersey Bancorp's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 28, 2008, under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers," and is incorporated herein by reference.

Item 11.    Executive Compensation
            ----------------------

The information required under this Item with respect to executive compensation will be contained in Central Jersey Bancorp's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 28, 2008, under the captions "Executive Compensation" and "Director Compensation," and is incorporated herein by reference.

Item 12.    Security  Ownership of Certain  Beneficial Owners and Management and
            --------------------------------------------------------------------
            Related Stockholder Matters
            ---------------------------

The information required by this Item will be contained in Central Jersey Bancorp's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 28, 2008, under the captions "Securities Authorized for Issuance under Equity Compensation Plans" and "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

Item 13.    Certain    Relationships,    Related   Transactions   and   Director
            --------------------------------------------------------------------
            Independence
            ------------

The information required by this item will be contained in Central Jersey Bancorp's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 28, 2008, under the caption "Certain Relationships and Related Party Transactions" and "Director Independence" and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
            --------------------------------------

The information required by this item will be contained in Central Jersey Bancorp's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 28, 2008, under the captions "Audit Fees," "Audit Related Fees," "Tax Fees," "All Other Fees," and "Policy on Pre-Approval of Audit and Permissible Non-Audit Services," and is incorporated herein by reference.

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

                                         CENTRAL JERSEY BANCORP


Date: March 14, 2008                  By:    /s/ James S. Vaccaro
                                         ---------------------------------------
                                         James S. Vaccaro
                                         Chairman, President and Chief Executive
                                         Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James S. Vaccaro and Robert S. Vuono and each of them, his or her true and lawful attorneys-in-fact and agents for him or her and in his or her name, place an stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the following persons in the capacities and on the dates stated.

          Signatures                                   Title                                    Date
          ----------                                   -----                                    ----
     /s/ James S. Vaccaro            Chairman, President and Chief Executive               March 14, 2008
-----------------------------        Officer (Principal Executive Officer) and
       James S. Vaccaro              Director

     /s/ Robert S. Vuono             Senior Executive Vice President, Chief                March 14, 2008
-----------------------------        Operating Officer, Secretary and Director
       Robert S. Vuono

  /s/ Anthony Giordano, III          Executive Vice President,  Chief Financial            March 14, 2008
-----------------------------        Officer, Treasurer and Assistant Secretary
    Anthony Giordano, III            (Principal Financial and Accounting Officer)

          Signatures                      Title                        Date
          ----------                      -----                        ----

      /s/ James G. Aaron                Director                  March 14, 2008
-------------------------------
        James G. Aaron

      /s/ Mark R. Aikins                Director                  March 14, 2008
-------------------------------
        Mark R. Aikins

  /s/ Nicholas A. Alexander             Director                  March 14, 2008
-------------------------------
    Nicholas A. Alexander

    /s/ John A. Brockriede              Director                  March 14, 2008
-------------------------------
      John A. Brockriede

                                        Director                  March 14, 2008
     /s/ George S. Callas
-------------------------------
       George S. Callas

      /s/ James P. Dugan                Director                  March 14, 2008
-------------------------------
        James P. Dugan

     /s/ M. Claire French               Director                  March 14, 2008
-------------------------------
       M. Claire French

    /s/ William H. Jewett               Director                  March 14, 2008
-------------------------------
      William H. Jewett

   /s/ Paul A. Larson, Jr.              Director                  March 14, 2008
-------------------------------
     Paul A. Larson, Jr.

      /s/ John F. McCann                Director                  March 14, 2008
-------------------------------
        John F. McCann

     /s/ Carmen M. Penta                Director                  March 14, 2008
-------------------------------
       Carmen M. Penta

      /s/ Mark G. Solow                 Director                  March 14, 2008
-------------------------------
        Mark G. Solow

                             CENTRAL JERSEY BANCORP
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                                    Contents

                                December 31, 2007

Reports of Independent Registered Public Accounting Firm .................................................F-2
Consolidated Statements of Financial Condition at December 31, 2007 and 2006..............................F-4
Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005.............................................................................................F-5
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2007, 2006 and 2005...............................................................F-6
Consolidated Statement of Cash Flows for the years ended
     December 31, 2007, 2006 and 2005.....................................................................F-7
Notes to Consolidated Financial Statements................................................................F-8

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Central Jersey Bancorp:

We have audited the accompanying consolidated statements of financial condition of Central Jersey Bancorp and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of Central Jersey Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Jersey
Bancorp and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), Central Jersey Bancorp's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/s/ KPMG LLP
Short Hills, New Jersey
March 14, 2008

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

                  On Internal Control Over Financial Reporting
                  --------------------------------------------

The Board of Directors and Shareholders

Central Jersey Bancorp:

We have audited Central Jersey Bancorp and subsidiary's (the Company)- internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included on page 48, Item 9A, Control Procedures - Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion Central Jersey Bancorp and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Central Jersey Bancorp and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements.


/s/ KPMG LLP
Short Hills, New Jersey
March 14, 2008

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2007 AND 2006
                (dollars in thousands, except per share amounts)

ASSETS                                                                       2007             2006
------                                                                   -----------      -----------
Cash and due from banks                                                  $    11,198      $    16,162
Federal funds sold                                                             3,679           21,634
                                                                         -----------      -----------
     Cash and cash equivalents                                                14,877           37,796
Investment securities available-for-sale, at market value                    114,824           95,735
Investment securities held-to-maturity (market value of $17,379 and
     $20,454 at December 31, 2007 and 2006, respectively)                     17,430           20,820
Federal Reserve Bank Stock                                                     1,960            1,952
Federal Home Loan Bank Stock                                                     550              542
Loans held-for-sale                                                              658              242

Loans                                                                        315,173          315,322
     Less: Allowance for loan losses                                           3,408            3,229
                                                                         -----------      -----------
          Loans, net                                                         311,765          312,093

Accrued interest receivable                                                    2,218            2,613
Premises and equipment                                                         4,626            5,357
Bank owned life insurance                                                      3,565            3,447
Goodwill                                                                      26,957           26,957
Core deposit intangible                                                        1,926            2,478
Due from broker                                                                   --            3,527
Other assets                                                                   2,150            2,740
                                                                         -----------      -----------
          Total assets                                                   $   503,506      $   516,299
                                                                         ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
     Non-interest bearing                                                $    73,955      $    83,482
     Interest bearing                                                        329,335          343,795
                                                                         -----------      -----------
                                                                             403,290          427,277

Borrowings                                                                    24,564           17,099
Subordinated debentures                                                        5,155            5,155
Accrued expenses and other liabilities                                         1,611            1,273
                                                                         -----------      -----------
          Total liabilities                                                  434,620          450,804
                                                                         -----------      -----------

Shareholders' equity:
Common stock, par value $0.01 per share. Authorized
     100,000,000 shares and issued and outstanding
     8,745,990 and 8,667,281 shares at December 31, 2007 and
     2006, respectively                                                           87               87
Additional paid-in capital                                                    60,791           60,501
Accumulated other comprehensive income (loss), net of tax expense
(benefit)                                                                        848           (1,409)
Retained earnings                                                              7,160            6,316
                                                                         -----------      -----------
          Total shareholders' equity                                          68,886           65,495
                                                                         -----------      -----------
          Total liabilities and shareholders' equity                     $   503,506      $   516,299
                                                                         ===========      ===========

See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                (dollars in thousands, except per share amounts)

                                                                       2007              2006            2005
                                                                   -----------       -----------      -----------
Interest and dividend income:
     Interest and fees on loans                                    $    22,975       $    23,159      $    18,726
     Interest on securities available-for-sale                           5,100             4,465            4,891
     Interest on federal funds sold and due from banks                   1,530               804              239
     Interest on securities held-to-maturity                               883               991            1,091
                                                                   -----------       -----------      -----------
          Total interest and dividend income                            30,488            29,419           24,947

Interest expense:
     Interest expense on deposits                                       12,597            10,760            6,615
     Interest expense on other borrowings                                  746             1,267              547
     Interest expense on subordinated debentures                           439               429              340
                                                                   -----------       -----------      -----------
          Total interest expense                                        13,782            12,456            7,502

                                                                   -----------       -----------      -----------
          Net interest income                                           16,706            16,963           17,445

Provision for loan losses                                                  165               500              426
                                                                   -----------       -----------      -----------
          Net interest income after provision for loan losses           16,541            16,463           17,019
                                                                   -----------       -----------      -----------

Other income:
     Impairment on available-for-sale securities                        (1,957)               --               --
     Service charges on deposit accounts                                 1,479             1,412            1,401
     Income on bank owned life insurance                                   118               109              112
     Gain on sale of available-for-sale securities                          87                --               --
     Gain on the sale of loans held-for-sale                                56               213              105
     Other service charges, commissions and fees                            --                 6                6
                                                                   -----------       -----------      -----------
          Total other (loss) income                                       (217)            1,740            1,624
                                                                   -----------       -----------      -----------

Operating expenses:
     Salaries and employee benefits                                      7,146             7,345            7,287
     Net occupancy expenses                                              1,821             1,687            1,718
     Professional fees                                                     938               759              687
     Data processing fees                                                  884               809              937
     Outside service fees                                                  856               866            1,017
     Furniture, fixtures and equipment                                     626               690              599
     Core deposit intangible amortization                                  552               619              688
     Stationery, supplies and printing                                     251               269              288
     Insurance                                                             194               200              192
     Telephone                                                             161               153              134
     Abandonment of leasehold improvements                                 137               --                --
     Advertising                                                           134               150              220
     Other operating expenses                                              670               762              783
                                                                   -----------       -----------      -----------
          Total other expenses                                          14,370            14,309           14,550
                                                                   -----------       -----------      -----------

Income before provision for income taxes                                 1,954             3,894            4,093
Income taxes                                                             1,110             1,428            1,461
                                                                   -----------       -----------      -----------
     Net income                                                    $       844       $     2,466      $     2,632
                                                                   ===========       ===========      ===========

Basic earnings per share                                           $      0.10       $      0.28      $      0.31
                                                                   ===========       ===========      ===========
Diluted earnings per share                                         $      0.09       $      0.27      $      0.28
                                                                   ===========       ===========      ===========
Average basic shares outstanding                                     8,710,865         8,655,137        8,549,322
                                                                   ===========       ===========      ===========
Average diluted shares outstanding                                   9,132,772         9,156,428        9,354,568
                                                                   ===========       ===========      ===========

See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                             (dollars in thousands)

                                                                           Accumulated
                                                             Additional       other
                                                 Common        paid-in    comprehensive     Retained
                                                 stock         capital    (loss) income     earnings        Total
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                   $     40       $ 15,216       $   (619)      $  1,218       $ 15,855
-------------------------------------------------------------------------------------------------------------------
Comprehensive income:

Net income                                           --             --             --          2,632          2,632
Unrealized loss on securities
 available-for-sale, net of tax of ($881)            --             --         (1,534)            --         (1,534)
                                                                                                           --------
Total comprehensive income                                                                                    1,098
Allaire Community Bank combination                   40         44,375             --             --         44,415
Exercise of stock options - 54,329
 shares (including tax benefit $148)                  2            408             --             --            410
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005                   $     82       $ 59,999       $ (2,153)      $  3,850       $ 61,778
-------------------------------------------------------------------------------------------------------------------
Comprehensive income:

Net income                                           --             --             --          2,466          2,466
Unrealized gain on securities
 available-for-sale, net of tax of $437              --             --            744             --            744
                                                                                                           --------
Total comprehensive income                                                                                    3,210
Exercise of stock options - 113,150
 shares (including tax benefit $250)                  5            719             --             --            724

Common stock retired - 22,599                                     (217)            --             --           (217)
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2006                   $     87       $ 60,501       $ (1,409)      $  6,316       $ 65,495
-------------------------------------------------------------------------------------------------------------------
Comprehensive income:

Net income                                           --             --             --            844            844
Unrealized gain on securities
 available-for-sale, net of tax of $686              --             --            896             --            896
Reclassification adjustment for gains
 included in net income net of tax ($37)             --             --             50             --             50
Impairment on securities
 available-for-sale, net of tax of ($646)            --             --          1,311             --          1,311
                                                                                                           --------
Total comprehensive income                                                                                    3,101
Exercise of stock options - 79,223
 shares (including tax benefit $15)                  --            294             --             --            294

Cash paid for fractional shares                      --             (4)            --             --             (4)
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2007                   $     87       $ 60,791       $    848       $  7,160       $ 68,886
===================================================================================================================

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                             (dollars in thousands)

                                                                                          2007           2006            2005
                                                                                       -----------------------------------------
Cash flows from operating activities:
     Net income                                                                        $     844       $   2,466       $   2,632
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:

     Increase in cash surrender value of life insurance                                     (118)           (109)           (112)
     Deferred taxes                                                                         (815)           (478)           (189)
     Tax benefit of stock option exercises                                                   (15)           (250)           (148)
     Provision for loan losses                                                               165             500             426
     Net discount accretion (premium amortization) on held-to-maturity securities            (11)             (8)              7
     Net premium amortization on available-for-sale securities                                35             163             246
     Depreciation and amortization                                                           705             842             736
     Decrease (increase) in accrued interest receivable                                      395              23            (242)
     Core deposit intangible amortization                                                    552             619             688
     Impairment on available-for-sale securities                                           1,957              --              --
     Abandonment of leasehold improvements                                                   137              --              --
     Gain on sale of securities available-for-sale                                           (87)             --              --
     Gain on the sale of loans held-for-sale                                                 (56)           (213)           (105)
     Origination of loans held-for-sale                                                  (19,825)        (25,390)        (11,591)
     Proceeds from sale of loans held-for-sale                                            19,465          28,488           8,569
     Decrease (increase) in other assets                                                   1,374           2,071          (4,658)
     Increase (decrease) in accrued expenses and other liabilities                           353            (612)           (119)
                                                                                       -----------------------------------------
          Net cash provided by (used in) operating activities                              5,055           8,112          (3,860)
                                                                                       -----------------------------------------

Cash flows from investing activities:

     Purchase of investment securities available-for-sale                               (115,585)           (474)             --
     Maturities of and paydowns on investment securities held-to-maturity                  3,401           1,755           2,995
     Proceeds from sales, maturities of and paydowns on investment securities
       available-for-sale                                                                 96,848          16,932          16,707
     Decrease (increase)  in due from broker                                               3,527          (3,527)             --
     Net decrease (increase) in loans                                                        163          (5,425)        (48,052)
     Cash/cash equivalents acquired in Allaire Community Bank combination                     --              --           6,886
     Purchases of premises and equipment, net                                               (111)           (193)           (710)
                                                                                       -----------------------------------------
          Net cash (used in)  provided by investing activities                           (11,757)          9,068         (22,174)
                                                                                       -----------------------------------------

Cash flows from financing activities:

     Proceeds from stock options exercised, net                                              309             757             558
     Net (decrease) increase in non-interest bearing deposits                             (9,527)         (7,815)         22,163
     Net (decrease)  increase in interest bearing deposits                               (14,460)         27,538         (17,341)
     Net increase (decrease) in other borrowings                                           7,465         (21,092)         23,288
     Cash paid for fractional shares                                                          (4)             --              --
                                                                                       -----------------------------------------
          Net cash (used in) provided by financing activities                            (16,217)           (612)         28,668
                                                                                       -----------------------------------------

          (Decrease) increase in cash and cash equivalents                               (22,919)         16,568           2,634

Cash and cash equivalents at beginning of period                                          37,796          21,228          18,594
                                                                                       -----------------------------------------
Cash and cash equivalents at end of period                                             $  14,877       $  37,796       $  21,228
                                                                                       =========================================

Cash paid during the period for:
     Interest                                                                          $  13,766       $  12,413       $   7,597
     Taxes                                                                             $   1,612       $   1,508       $   1,860
Non cash investing activities:
     Fair value of assets acquired in Allaire Community Bank combination               $      --       $      --       $ 201,820
     Goodwill and core deposit intangible resulting from Allaire Community
         Bank combination                                                              $      --       $      --       $  31,014
     Liabilities assumed in Allaire Community Bank combination                         $      --       $      --       $ 186,528
     Common stock issued  in Allaire Community Bank combination                        $      --       $      --       $  39,803

See accompanying notes to consolidated financial statements.

Central Jersey Bancorp and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

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

The Company provides a full range of banking services to customers located primarily in Monmouth and Ocean Counties, New Jersey. Central Jersey Bancorp and Central Jersey Bank, N.A. are subject, as applicable, to federal statutes applicable to banks and bank holding companies. In 2001, Central Jersey Bank, N.A. converted from a state chartered institution to a nationally chartered institution regulated by the Office of Comptroller of the Currency (the "OCC"). Central Jersey Bank, N.A.'s deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). Central Jersey Bancorp is subject to regulation, supervision and examination by the Federal Reserve Bank of New York.

Central Jersey Bancorp paid a 5% stock dividend on July 1, 2007. As of December 31, 2007, there were 8,745,990 issued and outstanding shares of Central Jersey Bancorp common stock. Central Jersey Bancorp paid a 5% stock dividend on July 1, 2006. As of December 31, 2006, there were 8,667,281 issued and outstanding shares of Central Jersey Bancorp common stock. Central Jersey Bancorp effected a two-for-one stock split, in the form of a stock dividend, for shareholders of record on June 15, 2005. All prior period amounts have been retroactively restated to reflect the aforementioned stock splits and stock distributions.

Basis of Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Central Jersey Bancorp and its wholly-owned bank subsidiary, Central Jersey Bank, N.A. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and results of operations for the periods indicated. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses as well as the other-than-temporary impairment of investment securities.

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

Investment Securities

Investment securities held-to-maturity are comprised of debt securities that the Company has the positive intent and ability to hold to maturity. Such securities are stated at cost, adjusted for amortization of premiums and accretion of discounts over the estimated remaining lives of the securities as an adjustment to the yield using the level-yield method. Securities to be held for indefinite periods of time and not intended to be held-to-maturity, including all equity securities, are classified as available-for-sale. Securities available-for-sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. Securities available-for-sale are carried at fair value. Unrealized holding gains and losses on such securities available-for-sale are excluded from earnings and reported as a separate component of shareholders' equity. Gains and losses on sales of securities are based on the specific identification method and are accounted for on a trade date basis.

On a quarterly basis, the Company evaluates investment securities for other-than-temporary impairment. For individual investment securities classified as either available-for-sale or held-to-maturity, a determination is made as to whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual investment security shall be written down to fair value as a new cost basis and the amount of the write-down shall be recognized in earnings. Subsequent increases in the fair value of available-for-sale securities shall be included as a separate component of equity; subsequent decreases in fair value, if not an other-than-temporary impairment, also shall be included as a separate component of shareholders' equity.

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of aggregate cost or fair value.

Loans

Loans are stated at unpaid principal balances, adjusted for unearned income and deferred loan fees and costs.

Interest on loans is credited to operations based upon the principal amount outstanding.

Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized over the estimated life of the loan as an adjustment to the loan's yield using the level-yield method.

An impaired loan is defined as a loan for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows, or, as a practical expedient, at the loan's observable market price, or the fair value of the underlying collateral, if the loan is collateral dependent. The accrual of income on loans, including impaired loans, is generally discontinued when a loan becomes more than ninety days delinquent as to principal or interest or when other circumstances indicate that collection is questionable, unless the loan is well secured and in the process of collection. Income on non-accrual loans, including impaired loans, is recognized only in the period in which it is collected, and only if management determines that the loan principal is fully collectible. Loans are returned to an accrual status when a loan is brought current as to principal and interest and reasons indicating doubtful collection no longer exists. Residential mortgages and consumer loans are deemed smaller balance homogenous loans which are evaluated collectively for impairment as one and are therefore, excluded from the population of impaired loans.

A loan is considered past due when a payment has not been received in accordance with the contractual terms. Generally, commercial loans are placed on non-accrual status when they are 90 days past due unless they are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal and interest is in doubt. Commercial loans are generally charged off after an analysis is completed which indicates that collectibility of the full principal balance is in doubt. Consumer loans are generally charged off after they become 120 days past due. Commercial mortgage loans are not generally placed on a non-accrual status unless the value of the real estate has deteriorated to the point that a potential loss of principal or interest exists. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current and future collectibility is reasonably assured, loans are returned to accrual status. Commercial mortgage loans are generally charged off when the value of the underlying collateral does not cover the outstanding principal balance. Loan origination and commitment fees less certain costs are deferred and the net amount amortized as an adjustment to the related loan's yield. Loans held for sale are recorded at the lower of aggregate cost or market value.

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

Bank-Owned Life Insurance

Bank-owned life insurance is recorded at its realizable value. The change in the net asset value is included as a component of non-interest income.

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

Comprehensive Income

Comprehensive income is segregated into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available-for-sale, net of tax. Comprehensive income is presented in the Statements of Changes in Shareholders' Equity.

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

Net Income Per Share

Basic and diluted net income per share for the year ended December 31, 2007 was calculated by dividing the net income of $844,000 by the weighted average number of shares outstanding of 8,710,865 (as to the basic net income per share determination) and 9,132,772 (as to the diluted net income per share determination). Basic and diluted net income per share for the year ended December 31, 2006 was calculated by dividing the net income of $2.5 million by the weighted average number of shares outstanding of 8,655,137 (as to the basic net income per share determination) and 9,156,428 (as to the diluted net income per share determination). Basic and diluted net income per share for year ended December 31, 2005 was calculated by dividing the net income of $2.6 million by the weighted average number of shares outstanding of 8,549,322 (as to the basic net income per share determination) and 9,354,568 (as to the diluted net income per share determination). Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or resulted in the issuance of common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. Shares issued and shares reacquired during the period are weighted for the portion of the period that they were outstanding.

The following table reconciles shares outstanding for basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005:

                                                     Year ended
                                                     December 31,
                                           2007          2006           2005
                                        ---------------------------------------
Average basic shares outstanding        8,710,865      8,655,137      8,549,322
Add effect of dilutive securities:
       Stock options                      421,907        500,991        805,246
                                        ---------------------------------------
Average diluted shares outstanding      9,132,772      9,156,428      9,354,568
                                        =======================================

Options to purchase 111,132 shares of common stock and 157,937 shares of common stock at a weighted average price of $10.39 per share and $9.00 per share, respectively, were outstanding and were not included in the computation of diluted earnings per share for the year ended December 31, 2007, because the option exercise price was greater than the average market price for the period.

Options to purchase 111,132 shares of common stock and 161,629 shares of common stock at a weighted average price of $10.39 per share and $9.00 per share, respectively, were outstanding and were not included in the computation of diluted earnings per share for the year ended December 31, 2006, because the option exercise price was greater than the average market price for the period.

Intangible Assets

Intangible assets of the Company consist of goodwill and core deposit premiums. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis.

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

Stock Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123(R), Share-Based Payment. Prior to January 1, 2006, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principle Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plans using the intrinsic value method, that is, the excess, if any, of the fair market value of the Company's stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS No. 123(R) and SFAS No. 148, Accounting for Stock-Based Compensation. The Company has adopted the modified prospective transition method provided by SFAS No. 123(R), and as a result, has not retroactively adjusted results from prior periods.

As a result of the adoption of SFAS No. 123(R), the Company has incurred no compensation expense related to the Company's stock compensation plans for the years ended December 31, 2007 and 2006, as no stock options were granted during 2007 or 2006 and all stock options were fully vested prior to January 1, 2006.

For stock options granted prior to the adoption of SFAS No. 123(R), the following table illustrates the pro forma effect on net income and earnings per share as if the Company had accounted for all employee stock options granted prior to January 1, 2006 under the fair value based accounting method of SFAS No. 123(R) (in thousands except per share data):

                                                           2005
-----------------------------------------------------------------
Net Income:
    As reported                                         $   2,632
Deduct: Total stock-based employee
    compensation expense determined under the
    fair value based method for all awards, net of
    related tax effects                                       882
                                                        ---------
    Pro forma                                           $   1,750

Net income per share - basic:
    As reported                                         $    0.31
    Pro forma                                           $    0.20

Net income per share - diluted:
    As reported                                         $    0.28
    Pro forma                                           $    0.19

There were no new employee or director stock option grants during 2007 and 2006.

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

Stock Appreciation Rights

On January 31, 2006, the Company granted under its 2005 Equity Incentive Plan, 165,375 Stock Appreciation Rights ("SARS") (93,712 were granted to employees and 71,663 were granted to directors), each with an exercise price of $9.87. These SARS can only be settled in cash. The SARS vest over a four year period and expire February 1, 2016.

The fair value of SARS granted was estimated on December 31, 2007 using the Black-Scholes option pricing model with the following weighted-average assumptions used: stock price $7.95, dividend yield of 0%; expected volatility of 41.17%; risk free interest rate of 3.45%; and expected lives of seven years. These SARS had a fair value of approximately $3.35 per share at December 31, 2007. The Company recorded, as a component of salaries and employee benefits expense, share based payment expense of approximately $80,000, net of tax, related to the granting of SARS during the year ended December 31, 2007. As of December 31, 2007, total unvested compensation expense was approximately $279,000 (pre-tax) and will vest over 25 months.

The fair value of SARS granted was estimated on December 31, 2006 using the Black-Scholes option pricing model with the following weighted-average assumptions used: stock price $7.90, dividend yield of 0%; expected volatility of 41.17%; risk free interest rate of 4.70%; and expected lives of seven years. These SARS had a fair value of approximately $3.51 per share at December 31, 2006. The Company recorded, as a component of salaries and employee benefits expense, share based payment expense of approximately $80,000, net of tax, related to the granting of SARS during the year ended December 31, 2006. As of December 31, 2006, total unvested compensation expense was approximately $433,000 (pre-tax) and will vest over 37 months.

A summary of the status of the Company's SARS as of December 31, 2007 and 2006, is presented below:

                                            December 31, 2007               December 31, 2006
------------------------------------------------------------------------------------------------------
                                                         Weighted                         Weighted
                                                         average                           average
                                                         exercise                         exercise
                                           SARS           price              SARS           price
------------------------------------------------------------------------------------------------------
Outstanding at beginning of year          159,862      $      9.87               --                --

Granted                                        --               --          165,375       $      9.87

Forfeited                                      --               --           (5,513)      $      9.87

Exercised                                      --               --               --                --
======================================================================================================

Outstanding at period end                 159,862      $      9.87          159,862       $      9.87
======================================================================================================

SARS exercisable at period end                 --               --               --                --

Weighted average fair value of
     SARs granted                     $      3.35                       $      3.51
======================================================================================================

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

The combination was accounted for as a purchase and the excess cost over the fair value of net assets acquired ("goodwill") in the transaction was $26.9 million. Under the provisions of SFAS No. 142, goodwill is not being amortized in connection with this transaction and the goodwill will not be deductible for income tax purposes. The Company also recorded a core deposit intangible of $3.8 million in connection with the combination, which is being amortized on an accelerated basis over 10 years. The amortization of premiums and discounts resulting from the fair value adjustments of assets and liabilities may have a material impact on the Company's results of operations in future periods.

The following table presents data with respect to the fair values of assets and liabilities acquired in the combination with Allaire Community Bank (in thousands):

                                                             January 1, 2005
                                                             ---------------
                  Assets:
                     Cash and due from banks                   $     6,886
                     Securities                                     65,960
                     Loans, net                                    119,753
                     Fixed assets                                    3,536
                     Other assets                                    2,458
                     Bank owned life insurance                       3,227
                     Core deposit intangible                         3,785
                     Goodwill                                       27,229
                                                               -----------
                  Total assets                                 $   232,834
                                                               ===========
                  Liabilities:
                     Deposits                                  $   169,879
                     Borrowings                                     14,903
                     Other liabilities                               1,752
                                                               -----------
                  Total liabilities                                186,534
                                                               -----------
                  Net assets acquired                          $    46,300
                                                               ===========

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

The computation of the purchase price, the allocation of the purchase price to net assets of Allaire Community Bank based on their respective values as of January 1, 2005 and the resulting amount of goodwill are presented below (dollars in thousands, except per share amounts):

Common shares outstanding of Allaire Community Bank                                                  1,996,140
Percentage exchanged for Central Jersey Bancorp common stock                                               100%
                                                                                                   -----------
Allaire common shares exchanged for Central Jersey Bancorp common stock                              1,996,140
Exchange ratio                                                                                            1.00
                                                                                                   -----------
Central Jersey Bancorp common stock issued                                                           1,996,140
Market price per share of Central Jersey Bancorp common stock                                      $     19.94
                                                                                                   -----------
Total purchase price of Allaire Community Bank                                                          39,803
Total common stockholders' equity of Allaire Community Bank                                             16,031
                                                                                                   -----------
Excess of purchase price over carrying value of assets acquired                                    $    23,772
Purchase accounting adjustments related to assets and liabilities acquired:
  Transaction costs                                                                                      1,677
    Tax effect of transaction costs (at 34%)                                                              (578)
  Securities held-to-maturity                                                                              219
  Securities available-for-sale                                                                            291
  Loans                                                                                                   (388)
  Lease termination cost                                                                                   766
  Buildings                                                                                               (350)
  Time deposits                                                                                            (16)
  Collateralized borrowings                                                                                  3
  Stock options                                                                                          4,700
    Tax effect of fair value adjustments (at 34%)                                                         (866)
  Core deposit intangible                                                                               (3,785)
    Tax effect of core deposit intangible (at 34%)                                                       1,512
                                                                                                   -----------
Goodwill                                                                                           $    26,957
                                                                                                   ===========

(3) Cash and Due from Banks

As of December 31, 2007, the Company was not required to maintain any reserve balances.

(4) Investment Securities

The amortized cost, gross unrealized gains and losses, and market value of investment securities held-to-maturity and securities available-for-sale at December 31, 2007 and 2006 are as follows (in thousands):

-----------------------------------------------------------------------------------------------------------------------
                                                          2007
-----------------------------------------------------------------------------------------------------------------------
                                                                              Gross           Gross
                                                             Amortized      unrealized      unrealized         Market
                                                                cost          gains           losses           value
-----------------------------------------------------------------------------------------------------------------------
Investment securities held-to-maturity:
Obligations of U.S. Government
     sponsored agencies                                     $   10,690      $       13       $     38       $    10,665

Mortgage-backed securities of U.S. Government
     sponsored agencies                                          6,740              27             53             6,714
-----------------------------------------------------------------------------------------------------------------------
Total                                                       $   17,430      $       40       $     91       $    17,379
=======================================================================================================================
Investment securities available-for-sale:

Mortgage-backed securities of U.S. Government
     sponsored agencies                                        109,452           1,400             38           110,814
Other debt securities                                            4,010              --             --             4,010
-----------------------------------------------------------------------------------------------------------------------
Total                                                       $  113,462      $    1,400       $     38       $   114,824
=======================================================================================================================

-----------------------------------------------------------------------------------------------------------------------
                                                          2006
-----------------------------------------------------------------------------------------------------------------------
                                                                              Gross           Gross
                                                             Amortized      unrealized      unrealized         Market
                                                                cost          gains           losses           value
-----------------------------------------------------------------------------------------------------------------------
Investment securities held-to-maturity:
Obligations of U.S. Government
     sponsored agencies                                     $   12,673      $       --       $    192       $    12,481

Mortgage-backed securities of U.S. Government
     sponsored agencies                                          8,147              15            189             7,973
-----------------------------------------------------------------------------------------------------------------------
Total                                                       $   20,820      $       15       $    381       $    20,454
=======================================================================================================================
Investment securities available-for-sale:
Obligations of U.S. Government
     sponsored agencies                                     $   73,782      $       23       $  1,414       $    72,391

Mortgage-backed securities of U.S. Government
     sponsored agencies                                         23,642              --            876            22,766
Other debt securities                                              578               2             --               580
-----------------------------------------------------------------------------------------------------------------------
Total                                                       $   98,002      $       25       $  2,290       $    95,737
=======================================================================================================================

The amortized cost and market value of investment securities held-to-maturity and investment securities available-for-sale at December 31, 2007 by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                             Amortized          Market
                                                                                cost            value
      --------------------------------------------------------------------------------------------------
      Investment securities held-to-maturity:
      Due in one year or less                                               $     1,998      $     1,986
      Due after one year through fifth year                                       6,026            5,993
      Due after fifth year through tenth year                                     3,962            3,944
      Due after tenth year                                                        5,444            5,456
      --------------------------------------------------------------------------------------------------
      Total                                                                 $    17,430      $    17,379
      ==================================================================================================
      Investment securities available-for-sale:
      Due in one year or less                                               $     6,011      $     6,001
      Due after one year through fifth year                                       2,653            2,625
      Due after fifth year through tenth year                                    21,583           21,982
      Due after tenth year                                                       83,215           84,216
      --------------------------------------------------------------------------------------------------
      Total                                                                 $   113,462      $   114,824
      ==================================================================================================

Proceeds from the sale of investment securities available-for-sale during 2007 were $88.6 million, resulting in gross gains and gross losses of $87,000 and $1.96 million, respectively. There were no sales of investment securities in 2006 or 2005.

During 2007, the Company recorded an other-than-temporary impairment charge of $1.96 million, pre-tax, related to a reduction in the market value of investment securities available-for-sale. Prior to the charge, the impairment was considered temporary and was recorded as an unrealized loss on investment securities available-for-sale and reflected as a reduction of equity, net of tax, through accumulated other comprehensive income.

At December 31, 2007 and 2006, there were $86.9 million and $107.3 million, respectively, of investment securities pledged as collateral for short term borrowings, to secure public funds or for any other purposes required by law.

Gross unrealized losses on both investment securities held-to-maturity and investment securities available-for-sale and their fair values, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006, were as follows (in thousands):

-----------------------------------------------------------------------------------------------------------------------
                                          Less than 12 months         12 months or more                  Total
                                       --------------------------------------------------------------------------------
            2007                       Unrealized       Market     Unrealized       Market     Unrealized       Market
   Investment securities                 losses         value        losses         value        losses         value
-----------------------------------------------------------------------------------------------------------------------
U.S. Government sponsored agencies      $     25      $  6,516      $     13      $  2,235      $     38      $  8,751
Mortgage-backed securities                     1           190            90        10,034            91        10,224
-----------------------------------------------------------------------------------------------------------------------
Total                                   $     26      $  6,706      $    103      $ 12,269      $    129      $ 18,975
=======================================================================================================================

-----------------------------------------------------------------------------------------------------------------------
                                          Less than 12 months          12 months or more                 Total
                                       --------------------------------------------------------------------------------
            2006                       Unrealized       Market     Unrealized       Market     Unrealized       Market
   Investment securities                 losses         value        losses         value        losses         value
-----------------------------------------------------------------------------------------------------------------------
U.S. Government sponsored agencies      $      2      $    485      $  1,604      $ 82,470      $  1,606      $ 82,955
Mortgage-backed securities                    --            --         1,065        29,538         1,065        29,538
-----------------------------------------------------------------------------------------------------------------------
Total                                   $      2      $    485      $  2,669      $112,008      $  2,671      $112,493
=======================================================================================================================

U.S. Government sponsored agencies - The unrealized losses in U.S. Government sponsored agencies were caused by general interest rate increases. Since the decrease in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these securities until a market price recovery or maturity, these securities are not considered other-than-temporarily impaired.

Mortgage-backed securities - The unrealized losses on mortgage-backed securities were caused by general interest rate increases. Fannie Mae and Freddie Mac guarantee the contractual cash flows of these investment securities. Since the decrease in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these securities until a market price recovery or maturity, these investment securities are not considered other-than-temporarily impaired.

(5) Loans

Loans at December 31, 2007 and 2006 are summarized as follows (in thousands):

                                                        2007              2006
--------------------------------------------------------------------------------

Commercial and industrial loans                       $ 29,371          $ 35,476
Real estate loans - commercial                         240,256           237,015
1-4 family real estate loans                             3,822             4,182
Home equity and second mortgages                        37,832            35,573
Consumer loans                                           3,654             2,857
--------------------------------------------------------------------------------
Subtotal                                               314,935           315,103
Net deferred fees                                          238               219
Less allowance for loan losses                           3,408             3,229
--------------------------------------------------------------------------------
Net loans                                             $311,765          $312,093
================================================================================
Loans held-for-sale                                   $    658          $    242
================================================================================

A substantial portion of the Company's loans are secured by real estate and made to borrowers located in New Jersey, primarily in Monmouth and Ocean Counties.
Accordingly, as with most financial institutions in the Company's market area, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in the market area.

Activity in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 is summarized as follows (in thousands):

                                                         2007          2006            2005
---------------------------------------------------------------------------------------------
Balance, beginning of year                             $ 3,229        $ 3,175        $ 1,638
Allaire Community Bank combination                          --             --          1,203
Provision charged to expense                               165            500            426
Charge-offs                                                (88)          (455)           (92)
Recoveries                                                 102              9             --
---------------------------------------------------------------------------------------------
Balance, end of year                                   $ 3,408        $ 3,229        $ 3,175
=============================================================================================
Ratio of allowance for loan losses to total loans         1.08%          1.02%          1.02%
=============================================================================================

At December 31, 2007, 2006 and 2005, the Company had non-accrual loans totaling $214,000, $91,000 and $79,000, respectively, and no impaired loans. There were no loans ninety days or greater past due and still accruing interest at December 31, 2007, 2006 or 2005. If the non-
accrual loans had performed in accordance with their original terms, interest income would have increased by $4,359, $477 and $6,365, for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, there were no commitments to lend additional funds to borrowers whose loans are non-accrual.

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

The Company's exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contract or notional amount of financial instruments which represent credit risk at December 31, 2007 and 2006 is as follows (in thousands):

                                                            2007        2006
     --------------------------------------------------------------------------
     Standby letters of credit                            $  1,361    $  1,478
     Outstanding loan and credit line commitments         $ 77,689    $ 62,705
     --------------------------------------------------------------------------

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party. The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers. All of Central Jersey Bank, N.A.'s outstanding standby letters of credit are performance standby letters within the scope of the Financial Accounting Standards Board ("FASB") Interpretation No. 45. These are irrevocable undertakings by Central Jersey Bank, N.A., as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation. Most of Central Jersey Bank, N.A.'s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments Central Jersey Bank, N.A. could be required to make equals the face amount of the letters of credit shown above. Central Jersey Bank, N.A.'s liability for performance standby letters of credit was immaterial at December 31, 2007 and 2006.

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

At December 31, 2007 and 2006, loans to officers, directors and related parties amounted to approximately $4.1 million and $4.5 million, respectively. During the years ended December 31, 2007 and 2006, $757,000 and $93,000, respectively, in new loans to officers, directors and related parties were originated and repayments totaled approximately $1.2 million and $289,000, respectively.

(6) Premises and Equipment

Premises and equipment at December 31, 2007 and 2006 are summarized as follows (in thousands):

                                                        2007            2006
      --------------------------------------------------------------------------
      Land                                           $   1,074       $   1,074
      Buildings and improvements                         1,367           1,374
      Leasehold improvements                             2,985           3,615
      Equipment                                          3,985           3,899
      Auto                                                  50              50
      --------------------------------------------------------------------------
                                                         9,461          10,012
      Accumulated depreciation and amortization         (4,835)         (4,655)
      --------------------------------------------------------------------------
                                                     $   4,626       $   5,357
      ==========================================================================

Depreciation and amortization expense amounted to $705,000, $842,000 and $736,000 in 2007, 2006 and 2005, respectively. As a result of the closing of two branch offices during the third quarter of 2007, the Company recorded during the year ended December 31, 2007 one-time charges for abandonment of leasehold improvements totaling $137,000, pre-tax, and lease payment accruals totaling $53,000, pre-tax (included in net occupancy expense), in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

(7) Intangible Assets

Intangible assets at December 31, 2007 and 2006 are summarized as follows (in thousands):

                                                            2007           2006
      --------------------------------------------------------------------------
      Goodwill                                            $ 26,957      $ 26,957
      Core deposit intangible                                1,926         2,478
      --------------------------------------------------------------------------
      Total                                               $ 28,883      $ 29,435
      ==========================================================================

Amortization expense of intangible assets for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

                                                  2007        2006          2005
--------------------------------------------------------------------------------
Core deposit intangible amortization            $   552     $   619      $   688
================================================================================

Scheduled amortization of core deposit intangibles for each of the next five years is as follows (in thousands):

          ------------------------------------------------------
          2008                                         $     482
          2009                                               413
          2010                                               344
          2011                                               275
          2012                                               206

(8) Deposits

Interest-bearing deposits at December 31, 2007 and 2006 consist of the following (in thousands):

                                                         2007          2006
      -----------------------------------------------------------------------
      Savings, N.O.W. and money market accounts        $187,354      $202,650
      Certificates of deposit less than $100,000         80,587        75,842
      Certificates of deposit of $100,000 or more        61,394        65,303
      -----------------------------------------------------------------------
      Total                                            $329,335      $343,795
      =======================================================================

At December 31, 2007, certificates of deposit mature as follows: 2008 - $132.5 million; 2009 - $8.9 million; 2010 - $344,000; 2011 - $176,000; and 2012 -
$14,000.

Interest expense on deposits for the years ended December 31, 2007, 2006 and 2005 is summarized as follows (in thousands):

                                                   2007        2006         2005
--------------------------------------------------------------------------------
Savings, N.O.W. and money market accounts         $5,513      $4,762      $2,719
Certificates of deposit                            7,084       5,998       3,896
--------------------------------------------------------------------------------

(9) Borrowings

Borrowed funds at December 31, 2007 and 2006 are summarized as follows (in thousands):

                                                         2007             2006
      --------------------------------------------------------------------------
      Other borrowings                                 $24,564           $17,099
      --------------------------------------------------------------------------
      Total                                            $24,564           $17,099
      ==========================================================================

Borrowings were $24.6 million at December 31, 2007, as compared to $17.1 million at December 31, 2006. These borrowings, which are short term in nature, were used to fund interest-earning assets during the years ended December 31, 2007 and 2006. Borrowings typically include wholesale borrowing arrangements as well as arrangements with deposit customers of Central Jersey Bank, N.A. to sweep funds into short-term borrowings. Central Jersey Bank, N.A. uses investment securities to pledge as collateral for the repurchase agreements. At December 31, 2007 and 2006, Central Jersey Bank, N.A. had unused lines of credit with the FHLB of $8.9 million and $51.6 million, respectively.

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

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of subordinated debentures from Central Jersey Bancorp. The subordinated debentures bear a variable interest rate equal to LIBOR plus 285 basis points. Although the subordinated debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp. At December 31, 2007, $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital. Central Jersey Bancorp is using the proceeds it received from the subordinated debentures to support the general balance sheet growth of Central Jersey Bancorp and to maintain Central Jersey Bank, N.A.'s required regulatory capital ratios.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At December 31, 2007, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities. Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital. However, in the event that the trust preferred issues do not qualify as Tier I Capital, Central Jersey Bank, N.A. would remain well capitalized.

(11) Other-Than-Temporary Impairment

During 2007, Central Jersey Bancorp executed a balance sheet restructuring strategy involving approximately $88.6 million of investment securities held in the available-for-sale investment portfolio. The restructuring resulted in a one-time pre-tax impairment charge of approximately $1.96 million, which was reflected in Central Jersey Bancorp's consolidated financial statements for the three months ended March 31, 2007. Available-for-sale investment securities, consisting primarily of lower yielding fixed rate callable agency investment securities were sold during the second quarter of 2007 and replaced with higher yielding investment securities with a comparable to modestly shorter aggregate weighted average life. The market value loss that these investment securities carried at March 31, 2007, was recorded as an other-than-temporary impairment since Central Jersey Bancorp did not have the intent to hold these securities to recovery. The investment securities the Company identified as impaired were primarily fixed rate government sponsored agency bonds that either had a below market interest rate coupon or a longer than desired maturity term. Central Jersey Bancorp realized a gain on the sale of available-for-sale securities of $87,000, pre-tax, in conjunction with the balance sheet restructuring during the year ended December 31, 2007.

The Company's effective tax rate of 56.8% for the year ended December 31, 2007, resulted from the fact that the majority of the investment securities for which the previously-mentioned $1.96 million other-than-temporary impairment was recorded were held by CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A. A full valuation allowance was recorded for the deferred tax assets associated with the impairment of the investment securities sold by CJB Investment Company. The impairment of the investment securities at the investment company level was considered a capital loss for tax purposes while the impairment of the investment securities held by Central Jersey Bank, N.A. was considered an ordinary loss for tax purposes. CJB Investment Company does not, at this time, have the ability to generate capital gains and utilize the capital losses and thus a full valuation allowance was required for the deferred tax assets associated with the investment company's available-for-sale securities which were identified as other-than-temporarily impaired.

(12) Income Taxes

Components of income tax expense for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

                                                          2007          2006          2005
--------------------------------------------------------------------------------------------
Current income tax expense:
          Federal                                       $ 1,640       $ 1,640       $ 1,451
          State                                             285           266           199
--------------------------------------------------------------------------------------------
                                                          1,925         1,906         1,650
--------------------------------------------------------------------------------------------
Deferred income tax expense (benefit)
          Federal                                          (614)         (386)         (145)
          State                                            (201)          (92)          (44)
--------------------------------------------------------------------------------------------
                                                           (815)         (478)         (189)
--------------------------------------------------------------------------------------------
                                                        $ 1,110       $ 1,428       $ 1,461
============================================================================================

A reconciliation between the reported income taxes and income taxes which would be computed by applying the normal federal income tax rate of 34% to income before taxes follows (in thousands):

                                                           2007          2006          2005
--------------------------------------------------------------------------------------------
Federal income tax                                      $   664       $ 1,324       $ 1,392
State income tax effect, net of federal tax effect           56           114           102
Bank-owned life insurance                                   (40)          (37)          (38)
Valuation reserve                                           417            --            --
Meals and entertainment                                       6             5             4
Other                                                         7            22             1
--------------------------------------------------------------------------------------------
Provision charged to expense                            $ 1,110       $ 1,428       $ 1,461
============================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are as follows (in thousands):

                                                            2007          2006
--------------------------------------------------------------------------------
Deferred tax assets:
Allowance for loan losses                                 $ 1,344       $ 1,273
Impaired investment securities                                702            --
New Jersey NOL carry forwards                                  52            36
Allowance for uncollected interest                            120            38
Unrealized loss - securities available-for-sale                --           855
Net purchase accounting adjustments                           240           169
Depreciation                                                  371            82
AMA                                                             4             4
Stock options / SARS                                          102            51
Other                                                           3             3
--------------------------------------------------------------------------------
Gross deferred tax asset                                    2,938         2,511
Less: valuation reserve                                      (515)          (36)
--------------------------------------------------------------------------------
Deferred tax assets, net                                    2,423         2,475
--------------------------------------------------------------------------------
Deferred tax liabilities:
Deferred loan costs                                            95            95
Discount accretion                                             --            11
Unrealized gain  - securities available-for-sale              514            --
--------------------------------------------------------------------------------
Gross deferred tax liabilities                                609           106
--------------------------------------------------------------------------------
Net deferred tax assets                                   $ 1,814       $ 2,369
================================================================================

Based upon current facts concerning taxes paid in the carryback period and projections of future taxable income, management has determined that it is more likely than not that the deferred tax assets will be realized, except for certain New Jersey net operating losses by Central Jersey Bancorp and the impairment of investment securities, for which management has reserved against these deferred tax assets. However, there can be no assurances about the level of future earnings.

As of January 1, 2007, there were no amounts recorded for unrecognized tax benefits or for the payment of interest or penalties. Furthermore, no amounts were accrued for the year ended December 31, 2007. The tax years that remain subject to examination are 2006, 2005 and 2004 for federal and state tax purposes and 2003 for state tax purposes only. Accruals of interest and penalties related to unrecognized tax benefits, when applicable, are recognized in income tax expense.

(13) Branch Office Closings

Effective September 14, 2007, Central Jersey Bancorp closed two of its branch offices - Highway 35, Neptune City and Highway 33, Neptune Township. The customer relationships from both of these branch offices were transferred to the West Sylvania, Neptune City branch office. As a result of the closing of these two branch offices, the Company recorded during the year ended December 31, 2007 one-time charges for abandonment of leasehold improvements totaling $137,000, pre-tax, and lease payment accruals totaling $53,000, pre-tax (included in net occupancy expense), in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In addition, for the year ended December 31, 2007, the Company recorded $35,000, pre-tax (included in salaries and employee benefits expense), in one-time employee termination expenses related to the branch office consolidations in accordance with SFAS No. 146.

(14) Commitments and Contingencies

At December 31, 2007, the Company was obligated under non-cancelable lease agreements for 12 premises. The leases provide for increased rentals based upon increases in real estate taxes and the cost of living index. Minimum rental payments under the terms of these leases are as follows (in thousands):

                2008                          $1,128
                2009                           1,014
                2010                             819
                2011                             699
                2012 and thereafter            2,782

                ------------------------------------
                Total                         $6,442
                ====================================

Total rent expense was $846,000,  $769,000 and $785,000 in 2007,  2006 and 2005,
respectively.

Litigation

Central Jersey Bank, N.A. may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business. Central Jersey Bank, N.A. may also have various commitments and contingent liabilities which are not reflected in the accompanying consolidated balance sheets.

Related Party Transactions

The Company leases administrative office space at 6 West End Court, Long Branch, New Jersey. Certain members of the Board of Directors of Central Jersey Bancorp hold an ownership interest in the leased property. The negotiations with respect to the leased space were conducted at arms-length and the lease amount to be paid by Central Jersey Bank, N.A. was determined by an independent appraiser to be at fair market value. Total lease payments for 2007, 2006 and 2005 were $61,000, $55,000 and $55,000, respectively.

(15) Regulatory Matters

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

The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An institution categorized as "undercapitalized" or worse is subject to certain restrictions, including the requirement to file a capital plan with its primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on asset growth and executive compensation and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution by the applicable regulatory agencies, including requirements to raise additional capital, sell assets or sell the entire institution. Once an institution becomes "critically undercapitalized," it must generally be placed in receivership or conservatorship within ninety days. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio, as defined, of 2% or less.

To be considered "well capitalized," an institution must generally have a leverage ratio (Tier 1 capital to total assets) of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. Management believes that, as of December 31, 2007 and 2006, Central Jersey Bank, N.A. and Central Jersey Bancorp meet all capital adequacy requirements of their regulators. Further, the most recent regulatory notification categorized Central Jersey Bank, N.A. and Central Jersey Bancorp as well-capitalized under the prompt corrective action regulations.

The following is a summary of Central Jersey Bank, N.A.'s and Central Jersey Bancorp's actual capital amounts and ratios as of December 31, 2007 and 2006, compared to the minimum capital adequacy requirements and the requirements for classification as a "well-capitalized" institution (dollars in thousands):

                                                      Tier I                        Tier I
                                                    Capital to                    Capital to                  Total Capital to
                                               Average Assets Ratio             Risk Weighted                   Risk Weighted
                                                 (Leverage Ratio)                Asset Ratio                     Asset Ratio
                                               2007           2006            2007           2006           2007            2006
                                        -----------------------------------------------------------------------------------------
Central Jersey Bank, N.A.                      9.34%          8.47%          12.94%         11.81%         13.93%           12.72%

"Adequately capitalized" institution
(under federal regulations)                    4.00%          4.00%           4.00%          4.00%          8.00%            8.00%

"Well capitalized" institution (under
federal regulations)                           5.00%          5.00%           6.00%          6.00%         10.00%           10.00%

                                                      Tier I                        Tier I
                                                    Capital to                    Capital to                  Total Capital to
                                               Average Assets Ratio             Risk Weighted                   Risk Weighted
                                                 (Leverage Ratio)                Asset Ratio                     Asset Ratio
                                              2007           2006           2007           2006           2007            2006
                                        -----------------------------------------------------------------------------------------
Central Jersey Bank, N.A.                  $ 44,696       $ 41,547       $  44,696       $ 41,547       $ 48,104       $   44,776

"Adequately capitalized" institution
(under federal regulations)                  19,143         19,625          13,817         14,077         27,634           28,154

"Well capitalized" institution (under
federal regulations)                         23,929         24,531          20,726         21,116         34,543           35,194

                                                   Tier I                       Tier I
                                                 Capital to                    Capital to                 Total Capital to
                                            Average Assets Ratio             Risk Weighted                  Risk Weighted
                                              (Leverage Ratio)                Asset Ratio                    Asset Ratio
                                             2007         2006           2007             2006           2007             2006
                                        -----------------------------------------------------------------------------------------
Central Jersey Bancorp                       9.08%        8.38%          12.74%          11.71%          13.73%         12.62%

"Adequately capitalized" institution
(under federal regulations)                  4.00%        4.00%           4.00%           4.00%           8.00%          8.00%

"Well capitalized" institution (under
federal regulations)                         5.00%        5.00%           6.00%           6.00%          10.00%         10.00%

                                                   Tier I                       Tier I
                                                 Capital to                    Capital to                 Total Capital to
                                            Average Assets Ratio             Risk Weighted                  Risk Weighted
                                              (Leverage Ratio)                Asset Ratio                    Asset Ratio
                                           2007          2006           2007            2006           2007            2006
                                        -----------------------------------------------------------------------------------------
Central Jersey Bancorp                   $ 43,835     $ 41,110       $  43,835       $  41,110       $  47,243      $  44,339

"Adequately capitalized" institution
(under federal regulations)                19,305       19,616          13,766          14,048          27,531         28,097

"Well capitalized" institution (under
federal regulations)                       24,131       24,520          20,649          21,073          34,414         35,121

(16) Benefit Plans

Stock Option Plan

In 2000, the Company established an Employee and Director Stock Option Plan (the "Plan"). As of December 31, 2007, stock options to purchase in aggregate up to 1,343,186 shares of the Company's common stock were outstanding. During 2007, 2006 and 2005, no options were granted. Effective January 1, 2005, as a result of the combination with Allaire Community Bank, all outstanding options granted under the Plan became fully vested. The Company does not anticipate granting any further stock options under the Plan.

In addition, as a result of the combination with Allaire Community Bank, options to purchase 801,728 shares of Allaire Community Bank common stock were converted into options to purchase 801,728 shares of Central Jersey Bancorp common stock, all of which are fully vested. A summary of the status of the Company's stock options as of and for the years ended December 31, 2007, 2006 and 2005 is presented below:

                                                      2007                        2006                       2005
--------------------------------------------------------------------------------------------------------------------------
                                                            Weighted                    Weighted                  Weighted
                                                             average                     average                   average
                                                            exercise                    exercise                  exercise
                                             Shares           price       Shares          price       Shares        price
--------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year            1,429,803       $   4.94    1,584,142       $   5.00      857,270     $   6.21

--------------------------------------------------------------------------------------------------------------------------
Allaire Community Bank
     combination                                   --             --           --             --      801,728         3.58
Granted                                            --             --           --             --           --           --

Forfeited                                      (7,394)          6.54      (41,189)          8.87         (908)        6.62

Exercised                                     (79,223)          3.52     (113,150)          4.35      (73,948)        3.56
==========================================================================================================================

Outstanding at end of year                  1,343,186           5.01    1,429,803           4.94    1,584,142         5.00
==========================================================================================================================

Options exercisable at year end             1,343,186           5.01    1,429,803           4.94    1,584,142         5.00

Weighted average fair value of
     options granted during the year                        $     --                    $     --                  $     --
==========================================================================================================================

No additional compensation expense is projected for future years on stock options outstanding at December 31, 2007.

The following table summarizes information about stock options outstanding at December 31, 2007:

                                 Options Outstanding and Exercisable
                                          December 31, 2007
---------------------------------------------------------------------------------------------------
                                                          Weighted
                                                           average                      Range of
             Number                                       remaining                    exercise
          outstanding             Exercisable          contractual life                  prices
---------------------------------------------------------------------------------------------------
            163,407                 163,407                29 Months                 $2.86 -  2.86
            356,668                 356,668                35 Months                 $3.11 -  3.81
            375,947                 375,947                42 Months                 $4.01 -  4.11
            113,487                 113,487                62 Months                 $5.22 -  5.22
            333,677                 333,677                78 Months                 $7.93 - 10.39

The aggregate intrinsic value for stock options outstanding and stock options exercisable at December 31, 2007 is $3.9 million for both, based upon a market price of $7.95 per share and a weighted average exercise price of $5.01 per share. The aggregate intrinsic value of stock options exercised during 2007, 2006 and 2005 was $355,000, $701,000 and $566,000, respectively. There were no stock options granted during 2007, 2006 or 2005.

401(k) Plan

The Company has a 401(k) plan covering substantially all of its employees. The Company may contribute an amount equal to 100% of the first 3% of the employee deferral and then 50% of the next 2% of the employee deferral. The Company's matching contribution, if any, is determined by the Board of Directors in its sole discretion. The Company's aggregate contributions to the 401(k) Plan for 2007, 2006 and 2005 were $147,000, $163,000 and $152,000, respectively.

(17) Fair Value of Financial Instruments

The following fair value estimates, methods and assumptions were used to measure the fair value of each class of financial instruments for which it is practical to estimate such value:

Cash and Cash Equivalents

As cash and cash equivalents are short-term in nature, the carrying amount was considered to be a reasonable estimate of fair value.

Investment Securities

To determine fair value, investment securities were valued based upon an independent pricing service, if available. If a quoted market price was not available, fair values were estimated using quoted market prices for similar securities.

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

Deposit Liabilities

The fair value of demand, savings, N.O.W. and money market deposits is the amount payable on demand at December 31, 2007 and 2006. The fair value of certificates of deposit was based on the discounted value of contractual cash flows. The discount rate was estimated utilizing the rates currently offered for deposits of similar remaining maturities.

Subordinated Debentures

The fair value of the subordinated debentures is assumed to approximate book value since the securities are variable rate.

Borrowings

The fair value of borrowings is assumed to approximate book value since the borrowings are variable rate.

Limitations

Fair value estimates were made at December 31, 2007 and 2006, based upon pertinent market data and relevant information on each financial instrument. These estimates do not include any premium or discount that could result from an offer to sell the Company's entire holdings of a particular financial instrument or category thereof at one time. Since no market exists for a substantial portion of the Company's financial instruments, fair value estimates were necessarily based on judgments with respect to future loss experience, current economic conditions, risk assessments of various financial instruments involving a myriad of individual borrowers, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and other matters of significant judgment that must be applied, these fair value estimations cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates. Since these fair value approximations were made solely for the balance sheet financial instruments at December 31, 2007 and 2006, no attempt was made to estimate the value of anticipated future business or the value of non-financial statement assets or liabilities. Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

The estimated fair values of the Company's financial instruments at December 31, 2007 and 2006 are as follows (in thousands):

                                                               2007                       2006
                                                               ----                       ----
                                                        Book          Fair          Book         Fair
                                                        value         value         value        value
                                                        -----         -----         -----        -----
Financial Assets:
Cash and cash equivalents                             $ 14,877      $ 14,877      $ 37,796      $ 37,796

Investment securities available-for-sale               114,824       114,824        95,735        95,735

Investment securities held-to-maturity                  17,430        17,379        20,820        20,454

Loans, net                                             311,765       312,292       312,093       322,596

Loans held-for-sale                                        658           658           242           242
Due from broker                                             --            --         3,527         3,527

Financial Liabilities:
Deposits                                               403,290       403,519       427,277       447,756

Other borrowings                                        24,564        24,564        17,099        17,099

Subordinated debentures                               $  5,155      $  5,153      $  5,155      $  5,155
========================================================================================================

(18) Condensed Financial Statements of Central Jersey Bancorp (Central Jersey Bancorp only)

The following information with respect to Central Jersey Bancorp (parent company only) should be read in conjunction with the notes to the consolidated financial statements (in thousands):

          Balance Sheets                                          2007          2006
          ------------------------------------------------------------------------------
          Assets:
          Investment in subsidiary                             $   73,535    $   72,252
          ------------------------------------------------------------------------------
               Total assets                                        73,535        72,252
          ------------------------------------------------------------------------------

          Liabilities:
          Other liabilities                                           342           193
          Subordinated debentures                                   5,155         5,155
          ------------------------------------------------------------------------------
               Total liabilities                                    5,497         5,348
          ------------------------------------------------------------------------------

          Shareholders' Equity:
          Common stock                                                 87            87
          Additional paid-in capital                               60,791        60,501
          Retained earnings                                         7,160         6,316

          ------------------------------------------------------------------------------
               Total shareholders' equity                      $   68,038    $   66,904
          ------------------------------------------------------------------------------

          ------------------------------------------------------------------------------
               Total liabilities and shareholders' equity      $   73,535    $   72,252
          ==============================================================================

          Statements of Income                                      2007        2006          2005
          --------------------------------------------------------------------------------------------
          Equity in undistributed earnings of the bank          $    1,283   $    2,895    $    2,972
              subsidiary
          Interest expense on subordinated debt                       (439)        (429)         (340)
          --------------------------------------------------------------------------------------------
          Net income                                            $      844   $    2,466    $    2,632
          ============================================================================================

          Statements of Cash Flows                                                   2007            2006            2005
          ----------------------------------------------------------------------------------------------------------------
          Cash Flow From Operating Activities
          ----------------------------------------------------------------------------------------------------------------
          Net income                                                            $     844       $   2,466       $   2,632
          Less equity in undistributed earnings of the bank
              subsidiary                                                           (1,283)         (2,895)         (2,972)
          Increase (decrease)  in other liabilities                                   149             (78)             78
          ----------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities                                      (290)           (507)           (262)
          ----------------------------------------------------------------------------------------------------------------

          ----------------------------------------------------------------------------------------------------------------
          Cash Flow From Financing Activities
          ----------------------------------------------------------------------------------------------------------------
          Proceeds from issuance of common stock, net                                 290             507             262
          Fractional shares paid in cash                                               --              --              --
          Proceeds from issuance of subordinated debt                                  --              --              --
          ----------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                   290             507             262
          ----------------------------------------------------------------------------------------------------------------

          ----------------------------------------------------------------------------------------------------------------
          Cash and cash equivalents at beginning of period                             --              --              --
          ----------------------------------------------------------------------------------------------------------------
          Cash and cash equivalents at the end of period                        $      --       $      --       $      --
          ================================================================================================================

Non cash investing activities:
     Fair value of assets acquired in Allaire Community Bank combination        $      --       $      --       $ 201,820
     Goodwill and core deposit intangible resulting from Allaire Community
      Bank combination                                                          $      --       $      --       $  31,014
     Liabilities assumed in Allaire Community Bank combination                  $      --       $      --       $ 186,528
     Common stock issued in Allaire Community Bank combination                  $      --       $      --       $  39,803

(19) Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. Prior thereto, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, established, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because SFAS No. 156 permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 was effective in the first fiscal year beginning after September 15, 2006 with earlier adoption permitted. Central Jersey Bancorp's adoption of SFAS No. 156 on January 1, 2007 did not have a material impact on its consolidated financial statements.

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

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized, or continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 was effective for fiscal years beginning after December 15, 2006. Central Jersey Bancorp's adoption of FIN 48 on January 1, 2007 did not have a material impact on its consolidated financial statements. As of January 1, 2007, there were no amounts recorded for unrecognized tax benefits or for the payment of interest or penalties. Furthermore, no amounts were accrued for the year ended December 31, 2007. The tax years that remain subject to examination are 2006, 2005 and 2004 for federal and state tax purposes and 2003 for state tax purposes only. Accruals of interest and penalties related to unrecognized tax benefits, when applicable, are recognized in income tax expense.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. This Statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Earlier application is encouraged, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Central Jersey Bancorp's adoption of SFAS No. 157 did not have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force ("EITF") of the FASB discussed public comments received on two issues: (1) EITF Issue No. 06-4, Accounting for Deferred Compensation and Post-Retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and (2) EITF Issue 06-5, Accounting for Purchases of Life Insurance -- Determining the Amount that could be Realized in Accordance with FASB Technical Bulletin 85-4 (Accounting for Purchases of Life Insurance). On September 7, the EITF agreed to clarify certain points based on public comments. The EITF reached a consensus that an employer should recognize a liability for future benefits under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion No. 12, Omnibus Opinion - 1967, for an endorsement split-dollar life insurance arrangement subject to the EITF Issue No. 06-4. This liability is to be based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. Early adoption is permitted as of the beginning of an entity's fiscal year. Entities should recognize the effects of applying the consensus on this issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption. Retrospective application to all prior periods is permitted. Central Jersey Bancorp's adoption of EITF 06-4 did not have a material impact on its consolidated financial statements.

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

SFAS No. 159 is effective for years beginning after November 15, 2007. Central Jersey Bancorp adopted SFAS No. 159 effective January 1, 2008, however, decided not to elect the fair value option permitted by SFAS No. 159.

(20) Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2007 and 2006, respectively.

                                                                  2007 Quarter Ended
                                         -----------------------------------------------------------------------
                                            March 31            June 30         September 30        December 31
                                         -------------       -------------      -------------      -------------
                                                    (dollars in thousands, except per share data)
Interest income                          $       7,398       $       7,729      $       7,792      $       7,569
Interest expense                                 3,371               3,587              3,544              3,280
                                         -------------       -------------      -------------      -------------
      Net interest income                        4,027               4,142              4,248              4,289
Provision for loan losses                          125                  40                 --                 --
                                         -------------       -------------      -------------      -------------

      Net interest income after
          provision for loan losses              3,902               4,102              4,248              4,289

Non-interest (loss) income                      (1,568)                509                417                425
Non-interest expense                             3,651               3,445              3,703              3,571
                                         -------------       -------------      -------------      -------------

(Loss) income before income taxes               (1,317)              1,166                962              1,143
      Income tax (benefit)/expense                 (55)                431                331                403
                                         -------------       -------------      -------------      -------------
Net (loss) income                        $      (1,262)      $         735      $         631      $         740
                                         =============       =============      =============      =============
(Loss) earnings per share:

Basic                                    $       (0.14)      $        0.09      $        0.07      $        0.08
                                         =============       =============      =============      =============
Diluted                                  $       (0.14)      $        0.08      $        0.07      $        0.08
                                         =============       =============      =============      =============

Weighted average shares
    outstanding:

Basic                                        8,668,330           8,685,424          8,744,383          8,745,323
                                         =============       =============      =============      =============
Diluted                                      8,668,330           9,155,322          9,154,818          9,139,034
                                         =============       =============      =============      =============

                                                                2006 Quarter Ended
                                         ------------------------------------------------------------------
                                           March 31           June 30        September 30       December 31
                                         ------------      ------------      ------------      ------------
                                                    (dollars in thousands, except per share data)
Interest income                          $      7,064      $      7,321      $      7,444      $      7,590
Interest expense                                2,799             2,979             3,225             3,453
                                         ------------      ------------      ------------      ------------
      Net interest income                       4,265             4,342             4,219             4,137
Provision for loan losses                          51                97               318                34
                                         ------------      ------------      ------------      ------------

      Net interest income after
          provision for loan losses             4,214             4,245             3,901             4,103

Non-interest income                               480               423               422               415
Non-interest expense                            3,541             3,594             3,647             3,527
                                         ------------      ------------      ------------      ------------

Income before income taxes                      1,153             1,074               676               991
      Income taxes                                428               399               239               362
                                         ------------      ------------      ------------      ------------
Net income                               $        725      $        675      $        437      $        629
                                         ============      ============      ============      ============

Earnings per share:

Basic                                    $       0.08      $       0.08      $       0.05      $       0.07
                                         ============      ============      ============      ============
Diluted                                  $       0.08      $       0.07      $       0.05      $       0.07
                                         ============      ============      ============      ============

Weighted average shares
    outstanding:

Basic                                       8,610,316         8,675,672         8,675,672         8,667,281
                                         ============      ============      ============      ============
Diluted                                     9,252,069         9,175,796         9,156,902         9,130,682
                                         ============      ============      ============      ============

                                INDEX OF EXHIBITS

Exhibit No.                        Description of Exhibit
-----------                        ----------------------

2.1 Plan of Acquisition of all of the outstanding stock of Monmouth Community Bank by Central Jersey Bancorp (formerly Monmouth Community Bancorp) (the "Registrant"), entered into as of March 16, 2000 by Monmouth Community Bank and the Registrant (Incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

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

10.8.1* Amendment No. 1 to Change of Control Agreement, dated as of February 21, 2007, between the Registrant and James S. Vaccaro. (Incorporated by reference to Exhibit 10.8.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                2007).

10.9* Change of Control Agreement, dated as of August 1, 2006, between the Registrant and Anthony Giordano, III (Incorporated by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K, dated August 1, 2006). (Incorporated by reference to
                Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).

10.9.1* Amendment No. 1 to Change of Control Agreement, dated as of February 21, 2007, between the Registrant and Anthony Giordano,
                III. (Incorporated by reference to Exhibit 10.9.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).

10.10* Change of Control Agreement, dated as of February 21, 2007, between the Registrant and Thomas J. Garrity. (Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).

10.11* Change of Control Agreement, dated as of February 21, 2007, between the Registrant and Lisa A. Borghese. (Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007).

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

-------------------
*Constitutes a management contract.