Form 10-Q
period 2008-03-31
CENTRAL JERSEY BANCORP
filed 2008-05-09
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2008.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________ to ______.

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

                627 Second Avenue, Long Branch, New Jersey 07740
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (732) 571-1300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

        Large accelerated filer   |_|       Accelerated filer            |X|
        Non-accelerated filer     |_|       Smaller reporting company    |X|
        (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|  No |X|.

As of May 8, 2008, there were 8,687,375 shares of the registrant's common stock, par value $.01 per share, outstanding.

                             Central Jersey Bancorp
                               INDEX TO FORM 10-Q
                               ------------------

                                                                                                          PAGE
                                                                                                          ----
PART I.  FINANCIAL INFORMATION
------   ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition (unaudited)
         as of March 31, 2008 and December 31, 2007..........................................................1

         Consolidated Statements of Income (unaudited)
         for the three months ended March 31, 2008 and 2007..................................................2

         Consolidated Statements of Changes in Shareholders' Equity (unaudited)
         for the three months ended March 31, 2008 and 2007..................................................3

         Consolidated Statements of Cash Flows (unaudited)
         for the three months ended March 31, 2008 and 2007..................................................4

         Notes to Unaudited Consolidated Financial Statements................................................5

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations...................................................16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................28

Item 4.  Controls and Procedures............................................................................28

PART II. OTHER INFORMATION
-------  -----------------

Item 1.  Legal Proceedings..................................................................................29

Item 1A. Risk Factors.......................................................................................29

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........................................29

Item 3.  Defaults Upon Senior Securities....................................................................30

Item 4.  Submission of Matters to a Vote of Security Holders................................................30

Item 5.  Other Information..................................................................................30

Item 6.  Exhibits...........................................................................................30

Signatures..................................................................................................31

Index of Exhibits..........................................................................................E-1

                           Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q and other filings of the Registrant under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as information communicated orally or in writing between the dates of such filings, contains or may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the effect of governmental regulation on Central Jersey Bank, National Association, a nationally chartered commercial bank and wholly-owned subsidiary of the Registrant, interest rate fluctuations, regional economic and other conditions, the availability of working capital, the cost of personnel and technology and the competitive markets in which Central Jersey Bank, N.A. operates.

In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Quarterly Report on Form 10-Q.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             CENTRAL JERSEY BANCORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)
                  (dollars in thousands, except share amounts)

                                                                                  March 31,     December 31,
ASSETS                                                                              2008            2007
------                                                                           ----------     ------------
Cash and due from banks                                                          $   10,622     $   11,198
Federal funds sold                                                                   13,775          3,679
                                                                                 ----------     ----------
  Cash and cash equivalents                                                          24,397         14,877

Investment securities available-for-sale, at fair value                             128,718        114,824
Investment securities held-to-maturity (fair value of $10,982
     and $17,379 at March 31, 2008 and December 31, 2007, respectively)              10,732         17,430
Federal Reserve Bank stock                                                            1,960          1,960
Federal Home Loan Bank stock                                                          1,450            550
Loans held-for-sale                                                                      --            658

Loans                                                                               321,281        315,173
  Less: Allowance for loan losses                                                     3,476          3,408
                                                                                 ----------     ----------
     Loans, net                                                                     317,805        311,765

Accrued interest receivable                                                           2,023          2,218
Premises and equipment                                                                5,018          4,626
Bank owned life insurance                                                             3,595          3,565
Goodwill                                                                             26,957         26,957
Core deposit intangible                                                               1,805          1,926
Other assets                                                                          1,525          2,150
                                                                                 ----------     ----------
     Total assets                                                                $  525,985     $  503,506
                                                                                 ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
  Non-interest bearing                                                           $   73,321     $   73,955
  Interest bearing                                                                  325,612        329,335
                                                                                 ----------     ----------
                                                                                    398,933        403,290

Borrowings                                                                           50,056         24,564
Subordinated debentures                                                               5,155          5,155
Accrued expenses and other liabilities                                                1,948          1,611
                                                                                 ----------     ----------
     Total liabilities                                                              456,092        434,620
                                                                                 ----------     ----------

Shareholders' equity:
Common stock, par value $0.01 per share. Authorized 100,000,000 shares and issued and outstanding 8,700,490 and 8,745,990 shares
  at March 31, 2008 and December 31, 2007, respectively                                  87             87
Additional paid-in capital                                                           60,791         60,791
Accumulated other comprehensive income, net of tax expense                            1,837            848
Treasury stock                                                                         (336)            --
Retained earnings                                                                     7,514          7,160
                                                                                 ----------     ----------
     Total shareholders' equity                                                      69,893         68,886
                                                                                 ----------     ----------
     Total liabilities and shareholders' equity                                  $  525,985     $  503,506
                                                                                 ==========     ==========

See accompanying notes to unaudited consolidated financial statements.

                             CENTRAL JERSEY BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                (dollars in thousands, except per share amounts)

                                                                Three months ended
                                                                     March 31,
                                                               2008            2007
                                                            -----------    -----------
Interest and dividend income:
  Interest and fees on loans                                $     5,337    $     5,786
  Interest on securities available for sale                       1,570          1,041
  Interest on federal funds sold and due from banks                 192            335
  Interest on securities held to maturity                           153            236
                                                            -----------    -----------
     Total interest and dividend income                           7,252          7,398

Interest expense:
  Interest expense on deposits                                    2,736          3,103
  Interest expense on other borrowings                              249            159
  Interest expense on subordinated debentures                       107            109
                                                            -----------    -----------
     Total interest expense                                       3,092          3,371

                                                            -----------    -----------
     Net interest income                                          4,160          4,027
                                                            -----------    -----------

Provision for loan losses:                                           65            125
                                                            -----------    -----------
     Net interest income after provision for loan losses          4,095          3,902
                                                            -----------    -----------

Other income:
  Service charges on deposit accounts                               382            354
  Gain on the sale of loans held-for-sale                           201              6
  Income on bank owned life insurance                                30             29
  Impairment on available-for-sale securities                        --         (1,957)
                                                            -----------    -----------
     Total other income (loss)                                      613         (1,568)

Operating expenses:
  Salaries and employee benefits                                  1,966          1,819
  Net occupancy expenses                                            498            473
  Data processing fees                                              224            229
  Core deposit intangible amortization                              121            138
  Other operating expenses                                        1,014            992
                                                            -----------    -----------
     Total other expenses                                         3,823          3,651
                                                            -----------    -----------

Income (loss) before provision for income taxes                     885         (1,317)

Income tax expense (benefit)                                        304            (55)
                                                            -----------    -----------

  Net income (loss)                                         $       581    $    (1,262)
                                                            ===========    ===========

Basic earnings (loss) per share                             $      0.07    $     (0.15)
                                                            ===========    ===========
Diluted earnings (loss) per share                           $      0.06    $     (0.15)
                                                            ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                             CENTRAL JERSEY BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                  (dollars in thousands, except share amounts)

                                                                          Accumulated
                                                           Additional        other
                                               Common        paid-in     comprehensive     Treasury       Retained
                                                stock        capital     (loss) income       stock        earnings          Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2006                  $      87     $  60,501      $  (1,409)            --       $   6,316       $  65,495
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net loss                                           --            --             --             --          (1,262)         (1,262)
  Unrealized loss on securities
    available-for-sale, net of tax of ($5)           --            --              7             --              --               7
  Impairment on securities
    available-for-sale, net of tax of ($646)         --            --          1,311             --              --       $   1,311
                                                                                                                          ---------
Total comprehensive income                           --            --             --             --              --              56

Exercise of stock options -3,150 shares              --            10             --             --              --              10
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2007                     $      87     $  60,511      $     (91)            --       $   5,054       $  65,561
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2007                  $      87     $  60,791      $     848             --       $   7,160       $  68,886
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                                         --            --             --             --             581             581
  Unrealized gain on securities
    available-for-sale, net of tax of $583           --            --            989             --              --       $     989
                                                                                                                          ---------
Total comprehensive income                           --            --             --             --              --           1,570

Purchase of 45,500 shares of treasury stock          --            --             --           (336)             --            (336)

Cumulative effect adjustment
    adoption of EITF 06-4                            --            --             --             --            (227)           (227)

------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2008                     $      87     $  60,791      $   1,837      $    (336)      $   7,514       $  69,893
====================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                             CENTRAL JERSEY BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                                                                               Three months ended
                                                                                                                    March 31,
                                                                                                               2008          2007
                                                                                                             ----------------------
Cash flows from operating activities:
  Net income (loss)                                                                                          $    581      $ (1,262)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Increase in cash surrender value of life insurance                                                              (30)          (29)
  Deferred taxes                                                                                                   34            44
  Provision for loan losses                                                                                        65           125
  Depreciation and amortization                                                                                   158           194
  Net discount accretion on held-to-maturity securities                                                            (4)           (2)
  Net (discount accretion) premium amortization on available-for-sale securities                                  (17)           32
  Core deposit intangible amortization                                                                            121           138
  Impairment on available-for-sale securities                                                                      --         1,957
  Gain on the sale of loans held-for-sale                                                                        (201)           (6)
  Originations of loans held-for-sale                                                                          (3,408)       (5,147)
  Proceeds from the sale of loans held-for-sale                                                                 4,613         3,470
  Decrease (increase) in accrued interest receivable                                                              195          (127)
  Record deferred compensation expense                                                                           (227)           --
  Increase in other assets                                                                                       (309)          (24)
  Increase in accrued expenses and other liabilities                                                              337           196
                                                                                                             --------      --------
    Net cash provided by (used in) by operating activities                                                      1,908          (441)
                                                                                                             --------      --------

Cash flows from investing activities:
  Maturities of and paydowns on investment securities held-to-maturity                                          6,702           373
  Maturities of and paydowns on investment securities available-for-sale                                        9,673         1,174
  Purchase of investment securities available-for-sale                                                        (22,561)           --
  Decrease in due from broker                                                                                      --         3,527
  Net increase in loans                                                                                        (6,451)       (3,569)
  Purchases of premises and equipment, net                                                                       (550)          (22)
                                                                                                             --------      --------
     Net cash (used in) provided by investment activities                                                     (13,187)        1,483
                                                                                                             --------      --------

Cash flows from financing activities:
  Net proceeds from stock options exercised                                                                        --            10
  Net decrease in non-interest bearing deposits                                                                  (634)       (1,163)
  Net (decrease) increase in interest bearing deposits                                                         (3,723)          772
  Net increase in other borrowings                                                                              5,492         6,274
  Proceeds from Federal Home Loan Bank advances                                                                20,000            --
  Purchase of treasury stock                                                                                     (336)           --
                                                                                                             --------      --------
     Net cash provided by financing activities                                                                 20,799         5,893
                                                                                                             --------      --------

      Increase in cash and cash equivalents                                                                     9,520         6,935

Cash and cash equivalents at beginning of period                                                               14,877        37,796
                                                                                                             --------      --------
Cash and cash equivalents at end of period                                                                   $ 24,397      $ 44,731
                                                                                                             ========      ========

Cash paid during the period for:
  Interest                                                                                                   $  3,179      $  3,257
                                                                                                             ========      ========
  Income taxes                                                                                               $    300      $     --
                                                                                                             ========      ========

See accompanying notes to unaudited consolidated financial statements.

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

The interim consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations that may be expected for all of 2008.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

The number of shares outstanding and earnings per share amounts set forth herein for all periods presented have been adjusted to reflect the 5% stock dividend, paid on July 1, 2007 for shareholders of record on June 15, 2007.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Central Jersey Bancorp's Annual Report on Form 10-K for the year ended December 31, 2007.

Certain prior period amounts have been reclassified to correspond with the current period presentation.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements (See Note 8 - Fair Value Measurements).

On January 1, 2008, the Company changed its accounting policy and recognized a cumulative-effect adjustment to retained earnings totaling $227,000. This adjustment, related to accounting for certain endorsements split-dollar insurance arrangements, was made in accordance with Emerging Issues Task Force ("EITF") Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (See
Note 9 - Post Retirement Benefits).

                      Central Jersey Bancorp and Subsidiary

Note 2. Earnings Per Share
--------------------------

The following tables reconcile shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2008 and 2007:

                                                                              Three months ended March 31, 2008

                                                                     Income            Average shares           Per share
(dollars in thousands, except for per share data)                  (numerator)          (denominator)            amount
                                                                   ------------------------------------------------------
Basic EPS
      Income available to common shareholders                        $     581                 8,729            $    0.07
          Effect of dilutive securities:
               Stock options                                                --                   385                   --
                                                                     ----------------------------------------------------
Diluted EPS
      Income available to common shareholders plus
               assumed exercise of options                           $     581                 9,114            $    0.06
                                                                     ====================================================

                                                                              Three months ended March 31, 2007

                                                                     Income            Average shares           Per share
(dollars in thousands, except for per share data)                  (numerator)          (denominator)            amount
                                                                   ------------------------------------------------------
Basic EPS
      Income available to common shareholders                        $  (1,262)                8,668            $   (0.15)
          Effect of dilutive securities:
               Stock options                                                --                    --                   --
                                                                     ----------------------------------------------------
Diluted EPS
      Income available to common shareholders plus
               assumed exercise of options                           $  (1,262)                8,668            $   (0.15)
                                                                     ====================================================

For the three months ended March 31, 2008, the effect of dilutive securities related to the Company's Employee and Director Stock Option plan totaled 384,518 which, when added to the average basic shares outstanding of 8,728,899, resulted in average diluted shares outstanding of 9,113,417. However, in accordance with SFAS No. 128, Earnings Per Share, due to the Company reporting a net loss for the three months ended March 31, 2007, including potential common shares in the denominator of a diluted per-share computation would result in an antidilutive per-share amount.

                      Central Jersey Bancorp and Subsidiary

Stock Appreciation Rights

On January 31, 2006, the Company granted under its 2005 Equity Incentive Plan, 165,375 Stock Appreciation Rights ("SARS") (93,712 were granted to employees and 71,663 were granted to directors), each with an exercise price of $9.87. These SARS can only be settled in cash. The SARS vest over a four year period and expire February 1, 2016. The fair value of SARS granted was estimated on March 31, 2008 using the Black-Scholes option pricing model with the following weighted-average assumptions used: stock price $7.69; dividend yield of 0%; expected volatility of 45.81%; risk free interest rate of 2.44%; and expected lives of seven years. These SARS had a fair value of approximately $3.34 per share at March 31, 2008. The Company recorded share based payment expense of approximately $19,500 (pre-tax) related to the granting of SARS during the three months ended March 31, 2008. As of March 31, 2008, total unvested compensation expense was approximately $233,000 (pre-tax) and will vest over 22 months.

A summary of the status of the Company's SARS for the three months ended March 31, 2008 is presented below:

                                             For the three months ended
                                                   March 31, 2008
--------------------------------------------------------------------------------
                                                               Weighted
                                                                average
                                                               exercise
                                               SARS              price
--------------------------------------------------------------------------------

Outstanding at beginning of year               159,862           $9.87

Granted                                             --              --

Forfeited                                       (7,717)          $9.87

Exercised                                           --              --
================================================================================

Outstanding at period end                      152,145           $9.87
================================================================================

SARS exercisable at period end                  76,072           $9.87

Weighted average fair value of
     SARS granted                            $    3.34

Unvested SARS at period end                     76,073

Weighted average fair value of
    unvested SARS                            $ 254,084
================================================================================

                      Central Jersey Bancorp and Subsidiary

Stock Option Plan

In 2000, the Company established its Employee and Director Stock Option Plan (the "Plan"). The Plan currently provides for the granting of stock options to purchase in aggregate up to 1,343,186 shares of the Company's common stock, subject to adjustment for certain dilutive events such as stock distributions. During the three months ended March 31, 2008, no options were granted. As a result of the January 1, 2005 combination with Allaire Community Bank, all outstanding options granted under the Plan became fully vested. In addition, options to purchase 801,728 shares of Allaire Community Bank common stock were converted into options to purchase 801,728 shares of Central Jersey Bancorp common stock, all of which are fully vested. The Company does not anticipate granting any additional stock options under the Plan.

A summary of the status of the Company's stock options as of and for the three months ended March 31, 2008 is presented below:

                                              For the three months ended
                                                     March 31, 2008
--------------------------------------------------------------------------------
                                                                   Weighted
                                                                    average
                                                                   exercise
                                                 Shares              price
--------------------------------------------------------------------------------

Outstanding at beginning of year                1,343,186           $ 5.01

Granted                                                --               --

Forfeited                                            (278)          $ 9.00

Exercised                                              --               --
================================================================================

Outstanding at period end                        1,342,908          $ 5.01
================================================================================

Options exercisable at period end                1,342,908          $ 5.01

Weighted average fair value of
     options granted                                                   n/a
================================================================================

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

                      Central Jersey Bancorp and Subsidiary

by SFAS No. 123(R), and as a result, has not retroactively adjusted results from prior periods.

As a result of the adoption of SFAS No. 123(R), the Company has incurred no compensation expense related to the Company's stock compensation plans for the three months ended March 31, 2008 or years ended December 31, 2007 and 2006, as no stock options were granted during 2008, 2007 or 2006 and all stock options were fully vested prior to January 1, 2006.

Note 3. Loans Receivable, Net and Loans Held-for-Sale
-----------------------------------------------------

Loans receivable, net and loans held-for-sale at March 31, 2008 and December 31, 2007, consisted of the following (in thousands):

                                              March 31,      December 31,
Loan Type                                       2008             2007
---------                                     ---------      ------------

Real estate loans - commercial                $ 245,088       $ 240,256
Home equity and second mortgages                 42,718          37,832
Commercial and industrial loans                  27,877          29,371
1-4 family real estate loans                      3,630           3,822
Consumer loans                                    1,752           3,654
                                              ---------       ---------

           Total loans                        $ 321,065       $ 314,935

     Deferred origination costs, net                216             238
     Allowance for loan losses                   (3,476)         (3,408)
                                              ---------       ---------
           Loans receivable, net              $ 317,805       $ 311,765
                                              =========       =========

Loans held-for-sale                           $      --       $     658
                                              =========       =========

Non-Performing Loans

Loans are considered to be non-performing if they (a) are on a non-accrual basis, (b) are past due ninety days or more and still accruing interest, or (c) have been renegotiated to provide a reduction or deferral of interest because of a weakening in the financial position of the borrowers. A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. Central Jersey Bancorp had non-accrual loans totaling $214,000 at both March 31, 2008 and December 31, 2007. Non-performing loans at March 31, 2008 included two commercial loans with risk ratings of "substandard"; one loan with a balance of $88,000, which was placed on non-accrual status as of June 30, 2006, and another loan with a balance of $126,000, which was placed on non-accrual as of December 31, 2007. Both of these loans are considered impaired and are evaluated in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan.

There were no loan charge-offs and $3,000 in loan loss recoveries during the three months ended March 31, 2008, as compared to no loan charge-offs and $93,000 in loan loss recoveries for the same period in 2007.

                      Central Jersey Bancorp and Subsidiary

Note 4. Deposits
----------------

The major types of deposits at March 31, 2008 and December 31, 2007 were as follows (in thousands):

                                                    March 31,     December 31,
Deposit Type                                          2008            2007
------------                                       ----------     ------------

Demand deposits, non-interest bearing              $   73,321     $   73,955
Savings, N.O.W. and money market accounts             180,774        187,354
Certificates of deposit of less than $100              82,262         80,587
Certificates of deposit of $100 or more                62,576         61,394
                                                   ----------     ----------

     Total                                         $  398,933     $  403,290
                                                   ==========     ==========

Note 5. Borrowings
------------------

Borrowed funds at March 31, 2008 and December 31, 2007 are summarized as follows (in thousands):

                                    March 31,        December 31,
                                      2008               2007
                                    --------           --------
     Borrowings                     $ 50,056           $ 24,564
     ------------------------------------------------------------
     Total                          $ 50,056           $ 24,564
     ============================================================

Borrowings were $50.1 million at March 31, 2008, as compared to $24.6 million at December 31, 2007. During the three months ended March 31, 2008, the Company borrowed $20.0 million in Federal Home Loan Bank (the "FHLB") advances which will primarily be used to fund interest-earning assets. Borrowings typically include wholesale borrowing arrangements as well as arrangements with deposit customers of Central Jersey Bank, N.A. to sweep funds into short-term borrowings. Central Jersey Bank, N.A. uses investment securities to pledge as collateral for the repurchase agreements. At March 31, 2008 and December 31, 2007, Central Jersey Bank, N.A. had unused lines of credit with the FHLB of $19.0 million and $8.9 million, respectively.

Note 6. Subordinated Debentures
-------------------------------

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

                      Central Jersey Bancorp and Subsidiary

exempt from registration under the Securities Act.

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of subordinated debentures from Central Jersey Bancorp. The subordinated debentures bear a variable interest rate equal to LIBOR plus 285 basis points. Although the subordinated debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp. At March 31, 2008, $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital. Central Jersey Bancorp is using the proceeds it received from the subordinated debentures to support the general balance sheet growth of Central Jersey Bancorp and to help ensure that Central Jersey Bank, N.A. maintains the required regulatory capital ratios.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At March 31, 2008, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities. Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital. However, in the event that the trust preferred issues do not qualify as Tier I Capital, Central Jersey Bank, N.A. would remain well capitalized.

Note 7. Income Taxes
--------------------

The Company recorded an income tax expense of $304,000 on income before taxes of $885,000 for the three months ended March 31, 2008, resulting in an effective tax rate of 34.35%, as compared to a tax benefit of $55,000 for the three months ended March 31, 2007 on a loss before income taxes of $1.3 million, resulting in an effective tax benefit rate of (4.18%). The income tax benefit recorded by the Company for the three months ended March 31, 2007 resulted from the $1.3 million net loss realized by the Company during that period. The net loss is due to the overall decrease in the taxable income of the Company as well as the fact that the majority of the investment securities for which the previously-mentioned other-than-temporary impairment was recorded were held by CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A. A full valuation allowance was recorded for the impairment of the investment securities which were sold by CJB Investment Company. The impairment of the investment securities at the investment company level was considered a capital loss for tax purposes while the impairment of the investment securities held by Central Jersey Bank, N.A. was considered an ordinary loss for tax purposes. CJB Investment Company did not, at the time, have the ability to generate capital gains and utilize the capital losses and thus a full valuation allowance was required for the investment company available-for-sale securities which were identified as other-than-temporarily impaired.

                      Central Jersey Bancorp and Subsidiary

Note 8. Fair Value Measurements
-------------------------------

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities. In accordance with the Financial Accounting Standards Board (the "FASB") Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The adoption did not have a significant impact on the Company's financial condition or results of operations.

Beginning January 1, 2008, financial assets and financial liabilities recorded at fair value in the consolidated statement of financial condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Basis of Fair Value Measurement
-------------------------------

Level I     Unadjusted  quoted prices in active  markets that are  accessible at
            the  measurement   date  for  identical,   unrestricted   assets  or
            liabilities;

Level II Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;

Level III   Prices or valuation  techniques  that  require  inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's financial assets and financial liabilities carried at fair value, effective January 1, 2008.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

Investment securities available-for-sale - Investment securities classified as available-for-sale are reported at fair value utilizing Level II inputs. For these investment securities, the Company

                      Central Jersey Bancorp and Subsidiary

obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things.

Loans held-for-sale - The fair value of loans held-for-sale is determined, when possible, using quoted secondary-market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.

Impaired loans - Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level III inputs based on customized net present value discounting criteria. The Company had three impaired loans totaling $264,000 at March 31, 2008, each of which were evaluated under SFAS No.
114. These loans did not require a specific reserve.

Servicing rights - The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness.

The following table summarizes financial assets measured fair value on a recurring basis as of March 31, 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

                                                                                                                     Total
                                                                Level I         Level II           Level III       fair value
                                                             -----------------------------------------------------------------
Investment securities available-for-sale                     $         --     $   128,718        $         --      $   128,718

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2008

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. As stated above, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.

Note 9. Post Retirement Benefits
--------------------------------

In September 2006, the EITF of the FASB discussed public comments received on two issues: (1) EITF Issue No. 06-4, Accounting for Deferred Compensation and Post-Retirement Benefit

                      Central Jersey Bancorp and Subsidiary

Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and (2) EITF Issue 06-5, Accounting for Purchases of Life Insurance -- Determining the Amount that could be Realized in Accordance with FASB Technical Bulletin 85-4 (Accounting for Purchases of Life Insurance). On September 7, the EITF agreed to clarify certain points based on public comments. The EITF reached a consensus that an employer should recognize a liability for future benefits under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion No. 12, Omnibus Opinion - 1967, for an endorsement split-dollar life insurance arrangement subject to the EITF Issue No. 06-4. This liability is to be based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying the consensus on this issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption. Retrospective application to all prior periods is permitted.

During the three months ended March 31, 2008, Central Jersey Bancorp recognized and recorded a deferred compensation liability of $227,000 for future benefits related to an endorsement split-dollar life insurance arrangement subject to EITF Issue No. 06-4.

Note 10. Recent Accounting Pronouncements
-----------------------------------------

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

In September 2006, the EITF of the FASB discussed public comments received on two issues: (1) EITF Issue No. 06-4, Accounting for Deferred Compensation and Post-Retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and (2) EITF Issue 06-5, Accounting for Purchases of Life Insurance -- Determining the Amount that could be Realized in Accordance with FASB Technical Bulletin 85-4 (Accounting for Purchases of Life Insurance). On September 7, the EITF agreed to clarify certain points based on public comments. The EITF reached a consensus that an employer should recognize a liability for future benefits under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion No. 12, Omnibus Opinion - 1967, for an endorsement split-dollar life insurance arrangement subject to the EITF Issue No. 06-4. This liability is to be based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying the consensus on this issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption. Retrospective application to all prior periods is permitted.

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

                      Central Jersey Bancorp and Subsidiary

hedging contracts when the complex provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, are not met.

SFAS No. 159 is effective for years beginning after November 15, 2007. Central Jersey Bancorp adopted SFAS No. 159 effective January 1, 2008, however, decided not to elect the fair value option permitted by SFAS No. 159.

In December 2007, FASB Statement No. 141(R), Business Combinations, was issued. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company's accounting for business combinations completed beginning January 1, 2009.

In December 2007, FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51, was issued. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, (Statement 161). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity's financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------

General

The following discussion and analysis is intended to provide information about the Company's financial condition as of March 31, 2008 and results of operations for the three months ended March 31, 2008 and 2007. The following information should be read in conjunction with the Company's unaudited consolidated financial statements for the three months ended March 31, 2008 and 2007, including the related notes thereto, contained elsewhere in this document.

Critical Accounting Policies

"Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures found elsewhere in this quarterly report on Form 10-Q, are based upon the Company's unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to Central Jersey Bancorp's audited consolidated financial statements for the year ended December 31, 2007, included with Central Jersey Bancorp's annual report on Form 10-K for the year ended December 31, 2007, contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses and the impairment of investment securities requires management to make difficult and subjective judgments that often require assumptions or estimates about uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with Central Jersey Bancorp's Audit Committee and its Board of Directors.

Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, investment securities and deferred tax assets. Central Jersey Bancorp performs an annual analysis to test the aggregate balance of goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. For purposes of goodwill impairment evaluation, Central Jersey Bancorp is identified as the reporting unit. The fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies including a review of comparable transactions. If the carrying amount of goodwill pursuant to this analysis were to exceed the implied fair value of goodwill, an impairment loss would be recognized. No impairment loss was required to be recognized for the years ended December 31, 2007, 2006 and 2005.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight federal funds sold. Federal funds sold are generally sold for one-day periods.

Investment securities held-to-maturity are comprised of debt securities that Central Jersey Bank, N.A. has the positive intent and ability to hold to maturity. Such securities are stated at cost, adjusted for amortization of premiums and accretion of discounts over the estimated remaining lives of the securities as an adjustment to the yield using the level-yield method. Investment securities to be held for indefinite periods of time and not intended to be held-to-maturity, including all equity securities, are classified as available-for-sale. Investment securities available-
for-sale include investment securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. Investment securities available-for-sale are carried at estimated fair value. Unrealized holding gains and losses on such investment securities available-for-sale are excluded from earnings and reported as a separate component of shareholders' equity. Gains and losses on sales of investment securities are based on the specific identification method and are accounted for on a trade date basis.

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

A loan is considered past due when a payment has not been received in accordance with the contractual terms. Generally, commercial loans are placed on non-accrual status when they are ninety days past due unless they are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal and interest is in doubt. Commercial loans are generally charged off after an analysis is completed which indicates that collectibility of the full principal balance is in doubt. Consumer loans are generally charged off after they become one hundred twenty days past due. Mortgage loans are not generally placed on a non-accrual status unless the value of the real estate has deteriorated to the point that a potential loss of principal or interest exists. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current and future collectibility is reasonably assured, loans are returned to accrual status. Mortgage loans are generally charged off when the value of the underlying collateral does not cover the outstanding principal balance. Loan origination and commitment fees less certain costs are deferred and the net amount amortized as an adjustment to the related loan's yield. Loans held-for-sale are recorded at the lower of aggregate cost or market value.

The allowance for loan losses is based upon the Interagency Policy Statement on the Allowance for Loan and Lease Losses ("ALLL") issued jointly by the federal banking agencies on December 13, 2006 (OCC Bulletin 2006-47) and management's evaluation of the adequacy of the allowance, including an assessment of: (a) known and inherent risks in the loan portfolio, (b) the size and composition of the loan portfolio, (c) actual loan loss experience, (d) the level of delinquencies, (e) the individual loans for which full collectibility may not be assured, (f) the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and (g) the current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review Central Jersey Bank, N.A.'s allowance for loan losses. Such agencies may require Central Jersey Bank, N.A. to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of Central Jersey Bank, N.A.'s loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of Central Jersey Bank, N.A.'s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic climate. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond Central Jersey Bank, N.A.'s control. Management believes that the allowance for loan losses is adequate.

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

Intangible assets consist of goodwill and core deposit premiums. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with SFAS No. 142, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis.

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

On January 7, 2008, the Company announced a common stock repurchase program. As authorized by Central Jersey Bancorp's Board of Directors, Central Jersey Bancorp may repurchase up to 5.7%, or 500,000 shares, of the 8,745,990 shares of common stock outstanding at the time the repurchase program was announced. Repurchases may be made from time to time, in the open market, in unsolicited
negotiated   transactions  or  in  such  other  manner  deemed   appropriate  by
management, at prices not exceeding prevailing market prices, subject to availability of the shares, over twenty-four months ending December 31, 2009, or shorter or longer period of time as Central Jersey Bancorp may determine. The acquired shares are to be held in treasury to be used for general corporate purposes. The Company's repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. During the three months ended March 31, 2008, the Company repurchased 45,500 shares of its common stock at an average price of $7.34 per share.

Overview

Central Jersey Bancorp reported net income of $581,000 for the three months ended March 31, 2008, as compared to a net loss of $1.3 million for the same period in 2007. Basic and diluted earnings per share for the three months ended March 31, 2008 were $0.07 and $0.06, respectively, as compared to basic and diluted loss per share of ($0.15) for the same period in 2007. Per share earnings have been adjusted in all periods to reflect the 5% stock dividend paid on July 7, 2007. The net loss reported for the three months ended March 31, 2007 is primarily due to the balance sheet restructuring initiative announced on April 30, 2007, which resulted in a one-time pre-tax charge of approximately $1.96 million and was reflected in Central Jersey Bancorp's consolidated financial statements for the three months ended March 31, 2008.

Total assets of $526.0 million at March 31, 2008 were comprised primarily of $139.5 million in investment securities, $317.8 million in net loans and $24.4 million in cash and cash equivalents, as compared to total assets of $503.5 million at December 31, 2007, which primarily consisted of $132.3 million in investment securities, $311.8 million in net loans, $658,000 in residential loans held-for-sale and $14.9 million in cash and cash equivalents. Total assets at March 31, 2008 were funded primarily through deposits totaling $398.9 million and other borrowings totaling $50.1 million, as compared to $403.3 million and $24.6 million, respectively, at December 31, 2007.

At March 31, 2008 and December 31, 2007, non-accrual loans totaled $214,000. There were no loan charge-offs during the three months ended March 31, 2008 and 2007. Recoveries, which are payments received on loans previously charged-off, totaled $3,000 during the three months ended March 31, 2008, as compared to $93,000 for the same period in 2007.

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

For the three months ended March 31, 2008 and 2007

Net Interest Income

Net interest income was $4.2 million for the three months ended March 31, 2008, as compared to $4.0 million for the same period in 2007. Net interest income for the three months ended March 31, 2008 was comprised primarily of $5.3 million of interest and fees on loans, $1.7 million of interest on securities, and $192,000 of interest on federal funds sold and due from banks, less interest expense on deposits of $2.7 million, interest expense on other borrowed funds of $249,000 and interest expense on subordinated debentures of $107,000. The average net interest margin for the three months ended March 31, 2008 was 3.53% as compared to 3.48% for the same period in 2007.

Interest and dividend income was $7.3 million for the three months ended March 31, 2008, as compared to $7.4 million for the same period in 2007. This represents a decrease of $146,000, or 1.9%. The average yield on interest-earning assets decreased to 6.10% for the three months ended March 31, 2008, as compared to 6.41% for the same period in 2007. The decrease in interest and dividend income and the average yield on interest-earning assets was due to recent reductions in the Prime Rate of interest. Average interest-earning assets, which were 90.7% of average total assets, totaled $472.6 million for the three months ended March 31, 2008, and were comprised of $318.2 million in loans, $130.1 million in investment securities, $20.1 million in federal funds sold and $4.2 million in other interest bearing deposits.

Interest expense was $3.1 million for the three months ended March 31, 2008, as compared to $3.4 million for the same period in 2007. This represents a decrease of $279,000, or 8.3%. The decrease was due primarily to the cost of interest bearing liabilities which decreased to an average cost of 3.21% for the three months ended March 31, 2008 from an average cost of 3.73% for the same period in 2007. Average interest-bearing deposits totaled $333.5 million for the three months ended March 31, 2008, as compared to $337.7 million for the same period in 2007, a decrease of 1.2%, and were comprised of $119.5 million in interest-bearing checking and money market deposits, $69.6 million in savings deposits and $144.4 million in time deposits. Interest expense associated with borrowings and subordinated debentures totaled $249,000 and $107,000, respectively, for the three months ended March 31, 2008, as compared to $159,000 and $109,000, respectively, for the same period in 2007. Borrowings for the three months ended March 31, 2008 averaged $39.8 million, as compared to $17.3 million for the same period in 2007. The increase in borrowings is due to growth in the bank subsidiary's sweep account product for business customers and $20.0 million in FHLB advances. These advances were used to fund loan growth and the purchase of mortgage-backed securities during the period.

Provision for Loan Losses

For the three months ended March 31, 2008, the provision for loan losses was $65,000, as compared to $125,000 for the same period in 2007. The provision for loan losses recorded for each period is representative of the loan growth that occurred during the period and the risk profile of the loan portfolio. There were no loan charge-offs during the three months ended March 31, 2008 and 2007. Recoveries totaled $3,000 during the three months ended March 31, 2008, as compared to $93,000 for the same period in 2007.

Non-Interest Income

Non-interest income (loss), which consists of service charges on deposit accounts, fees from the gain on the sale of loans held-for-sale, income from bank owned life insurance and the impairment on available-for-sale investment securities, was $613,000 for the three months ended March 31, 2008, as compared to ($1.6 million) for the same period in 2007. Gains on the sale of loans held-for-sale were $201,000 for the three months ended March 31, 2007, as compared to $6,000 for the three months ended March 31, 2008. This increase was primarily due to fees realized from the sale and servicing of SBA loans in the three months ended March 31, 2008. The origination of SBA loans commenced in the fourth quarter of 2007, with the initial SBA loan sales occurring during the first quarter of 2008. The non-interest (loss) for the three months ended March 31, 2007, was directly related to the previously-disclosed one-time balance sheet restructuring charge of $1.96 million, pre-tax.

Non-Interest Expense

Non-interest expense was $3.8 million for the three months ended March 31, 2008, as compared to $3.7 million for the same period in 2007. Non-interest expense generally includes costs associated with employee salaries and benefits, occupancy expenses, data processing fees, core deposit intangible amortization, and other operating expenses.

The table below present's non-interest expense, by major category, for the three months ended March 31, 2008 and 2007 (in thousands):

                                                  Three months ended
                                                      March 31,
Non-Interest Expense                        2008                    2007
--------------------                      ---------              ---------

Salaries and employee benefits            $   1,966              $   1,819
Net occupancy expenses                          498                    473
Data processing fees                            224                    229
Outside service fees                            206                    202
Core deposit intangible amortization            121                    138
Audit and tax fees                               75                    115
Advertising and marketing expenses               68                     36
Printing, stationery, and supplies               50                     62
Legal expenses                                   45                    113
Other operating expenses                        570                    464
                                          ---------              ---------
      Total                               $   3,823              $   3,651
                                          =========              =========

Income Tax Expense (Benefit)

The Company recorded an income tax expense of $304,000 on income before taxes of $885,000 for the three months ended March 31, 2008, resulting in an effective tax rate of 34.35%, as compared to a tax benefit of $55,000 for the three months ended March 31, 2007 on a net loss before income taxes of $1.3 million, resulting in an effective tax benefit rate of (4.18%). The income tax benefit recorded by the Company for the three months ended March 31, 2007 resulted from the $1.3 million net loss realized by the Company during that period. The net loss is due to the overall decrease in the taxable income of the Company as well as the fact that the majority of the investment securities for which the previously-mentioned other-than-temporary impairment was recorded were held by CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A. A full valuation allowance was recorded for the impairment of the investment securities which were sold by CJB Investment Company. The impairment of the investment securities at the investment company level was considered a capital loss for tax purposes while the impairment of the investment securities held by Central Jersey Bank, N.A. was considered an ordinary loss for tax purposes. CJB Investment Company did not, at the time, have the ability to generate capital gains and utilize the capital losses and thus a full valuation allowance was required for the investment company available-for-sale securities which were identified as other-than-temporarily impaired.

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on hand, due from banks and federal funds sold. At March 31, 2008, cash and cash equivalents were $24.4 million, an increase of $9.5 million, or 64.0%, from the December 31, 2007 total of $14.9 million. During this period, federal funds sold increased by $10.1 million. This increase was due primarily to the timing of cash flows related to the Company's business activities.

Investment Portfolio

Investments totaled $139.5 million at March 31, 2008, an increase of $7.2 million, or 5.4%, over the December 31, 2007 total of $132.3 million. The increase was attributable to the purchase of $22.6 million of mortgage-backed securities during the period, and, to a lesser extent, a $1.6 million increase in the market value of the available-for-sale investment portfolio. For the three months ended March 31, 2008, principal pay downs on mortgage-backed securities totaled $7.7 million, $6.4 million of fixed rate government-sponsored agency securities were called and $2.9 million in bond anticipation notes matured.

Loan Portfolio

Loans, net of the allowance for loan losses, closed the three months ended March 31, 2008 at $317.8 million, an increase of $6.0 million, or 1.9%, over the $311.8 million balance at December 31, 2007. The increase in loans is due primarily to the origination of commercial real estate loans and home equity loans during the period.

Loan portfolio composition remained consistent at March 31, 2008, as compared to December 31, 2007, with commercial loans comprising 85.0% of total loans outstanding at March 31, 2008, as compared to 85.6% at December 31, 2007. In addition, Central Jersey Bancorp had non-accrual loans totaling $214,000 at both March 31, 2008 and December 31, 2007. Net loans totaled $317.8 million at March 31, 2008, as compared to $311.8 million at December 31, 2007, an increase of $6.0 million, or 1.9%. The allowance for loan losses increased to $3.48 million, or 1.08% of total gross loans, at March 31, 2008, as compared to $3.41 million, or 1.08% of total gross loans, at December 31, 2007.

There were no loans held-for-sale at March 31, 2008, as compared to $658,000 at December 31, 2007. The decrease in loans held-for-sale is due primarily to the timing of residential mortgage loan closings.

Allowance for Loan Losses and Related Provision

The allowance for loan losses, which began the year at $3.41 million, or 1.08% of total loans, was $3.48 million at March 31, 2008, with the allowance for loan losses ratio at 1.08% of total loans. There were no loan charge-offs during the three months ended March 31, 2008 and 2007. Recoveries totaled $3,000 during the three months ended March 31, 2008, as compared to $93,000 for the same period in 2007.

For the three months ended March 31, 2008, the provision for loan losses was $65,000, as compared to $125,000 for the same period in 2007. The provision for loan losses recorded for each period is representative of the loan growth that occurred during the period and the risk profile of the loan portfolio.

Non-performing Loans

A loan is considered to be non-performing  if it (1) is on a non-accrual  basis,
(2) is past due ninety days or more and still accruing interest, or (3) has been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial position of the borrower. A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only where it is both adequately secured as to principal and is in the process of collection. Central Jersey Bancorp, at both March 31, 2008 and December 31, 2007, had non-performing loans totaling $214,000. Non-performing loans at March 31, 2008 included two commercial loans with risk ratings of "substandard"; one loan with a balance of $88,000, which was placed on non-accrual status as of June 30, 2006, and another loan with a balance of $126,000, which was placed on non-accrual as of December 31, 2007. Both of these loans are considered impaired and are evaluated in accordance with SFAS No. 114.

Impaired Loans

When necessary, Central Jersey Bancorp performs individual loan reviews in accordance with SFAS No. 114 to determine whether any individually reviewed loans are impaired and, if impaired, measures a SFAS No. 114 allowance allocation in accordance with the standard. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan's contractual terms. The Company considers loans on non-accrual status or risk rated 8 or higher as impaired and automatically subject to SFAS No. 114 review. In addition, any other loan that management considers possibly impaired due to deteriorating conditions or for any other reasons, is, at management's discretion, subject to SFAS No. 114 review. At March 31, 2008, Central Jersey Bancorp had impaired loans totaling $264,000, as compared to no impaired loans at December 31, 2007.

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

As of March 31, 2008, loans on the watch list totaled $9.4 million, as compared to $6.0 million at December 31, 2007.

Commitments and Conditional Obligations

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

The Company's exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contract or notional amount of financial instruments which represent credit risk at March 31, 2008 and December 31, 2007 is as follows (in thousands):

                                                      March 31,     December 31,
                                                        2008           2007
      -------------------------------------------------------------------------
      Standby letters of credit                       $  1,351      $  1,361
      Outstanding loan and credit line commitments    $ 74,735      $ 77,689
      -------------------------------------------------------------------------

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party. The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers. All of Central Jersey Bank, N.A.'s outstanding standby letters of credit are performance standby letters within the scope of the FASB Interpretation No. 45. These are irrevocable undertakings by Central Jersey Bank, N.A., as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation. Most of Central Jersey Bank, N.A.'s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments Central Jersey Bank, N.A. could be required to make equals the face amount of the letters of credit shown above. Central Jersey Bank, N.A.'s liability for performance standby letters of credit was immaterial at March 31, 2008 and December 31, 2007.

Outstanding loan commitments represent the unused portion of loan commitments available to individuals and companies as long as there is no violation of any condition established in the contract. Outstanding loan commitments generally have a fixed expiration date of one year or less, except for home equity loan commitments which generally have an expiration date of up to fifteen years. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if any, upon extension of credit is based upon management's credit evaluation of the customer. Various types of collateral may be held, including property and marketable securities. The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.

Deposits

One of Central Jersey Bancorp's primary strategies is the accumulation and retention of core deposits. Core deposits are defined as all deposits with the exception of certificates of deposits in excess of $100,000. Deposits, at March 31, 2008, totaled $398.9 million, a decrease of $4.4 million, or 1.1%, from the December 31, 2007 total of $403.3 million. Core deposits as a percentage of total deposits were 84.3% and 84.8%, at March 31, 2008 and December 31, 2007, respectively.

Borrowings

Borrowings were $50.1 million at March 31, 2008, as compared to $24.6 million at December 31, 2007, representing an increase of $25.5 million, or 103.7%. The increase is due to growth in the bank subsidiary's sweep account product for business customers and $20.0 million in FHLB advances. These advances were used to fund loan growth and the purchase of mortgage-backed securities during the period.

Liquidity and Capital Resources

Liquidity defines the ability of Central Jersey Bank, N.A. to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank's asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements. The liquidity needs of Central Jersey Bank, N.A. have been primarily met by cash on hand, loan and investment amortizations and borrowings. Central Jersey Bank, N.A. invests funds not needed for operations (excess liquidity) primarily in daily federal funds sold. During the three months ended March 31, 2008, Central Jersey Bank, N.A. continued to maintain a large secondary source of liquidity known as investment securities available-for-sale. The market value of that portfolio was $128.7 million and $114.8 million, at March 31, 2008 and December 31, 2007, respectively.

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

Supplemental  sources  of  liquidity  include  large  certificates  of  deposit, wholesale and retail repurchase agreements, and lines of credit with correspondent banks. Correspondent banks, which are typically referred to as "banker's banks," offer essential services such as cash letter processing, investment services, loan participation support, wire transfer operations and other traditional banking services. Brokered deposits, which are deposits obtained, directly or indirectly, from or through the mediation or assistance of a deposit broker, may be utilized as supplemental sources of liquidity in accordance with Central Jersey Bank, N.A.'s balance sheet management policy.
Contingent liquidity sources may include off-balance sheet funds, such as advances from both the FHLB and the Federal Reserve Bank, and federal funds purchase lines with "upstream" correspondents. An additional source of liquidity is made available by curtailing loan activity and instead using the available cash to fund short-term investments such as overnight federal funds sold or other approved investments maturing in less than one year. In addition, future expansion of Central Jersey Bank, N.A.'s retail banking network is expected to create additional sources of liquidity from new deposit customer relationships. Available liquidity and borrowing capacity is reviewed by management on a monthly basis. As of March 31, 2008, the Company's liquidity surplus was $146.4 million.

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

Quantitative measures established by regulation to ensure capital adequacy require Central Jersey Bank, N.A. to maintain minimum amounts and ratios (set forth in the following table) of Total Capital and Tier 1 Capital to risk weighted assets and of Tier 1 Capital to average assets (leverage ratio). As of March 31, 2008, Central Jersey Bancorp and Central Jersey Bank, N.A. met all capital adequacy requirements to which they were subject.

The following is a summary of Central Jersey Bank, N.A.'s and Central Jersey Bancorp's actual capital ratios as of March 31, 2008 and December 31, 2007, compared to the minimum capital adequacy requirements and the requirements for classification as a "well-capitalized" institution:

                                                  Tier I                         Tier I
                                                Capital to                     Capital to                   Total Capital to
                                           Average Assets Ratio               Risk Weighted                   Risk Weighted
                                             (Leverage Ratio)                  Asset Ratio                     Asset Ratio
                                        March 31,       December 31,   March 31,       December 31,    March 31,        December 31,
Actual Ratios                            2008               2007         2008              2007          2008               2007
-------------                           ---------       ------------   ---------       ------------    ---------        ------------
Central Jersey Bancorp                    9.00%            9.08%        12.66%            12.74%        13.65%             13.73%
Central Jersey Bank, N.A.                 9.11%            9.34%        12.89%            12.94%        13.89%             13.93%

Required Regulatory Ratios
--------------------------

"Adequately capitalized" institution
(under federal regulations)              4.00%             4.00%        4.00%              4.00%        8.00%               8.00%

"Well capitalized" institution
(under federal regulations)              5.00%             5.00%        6.00%              6.00%        10.00%             10.00%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, who concluded that the Company's disclosure controls and procedures are effective. The Company's Internal Auditors also participated in this evaluation. There has been no change in the Company's internal controls during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
            -----------------------------------------------------------

            Information   regarding   Central  Jersey   Bancorp's  common  stock
            repurchases for the three months ended March 31, 2008, is as follows:

                      Issuer Purchases of Equity Securities

-------------------------------------------------------------------------------------------------------------------
                                                                                                       Maximum
                                                                            Total Number of           Number of
                                                                                Shares             Shares that May
                                                                              Purchased as             Yet Be
                                    Total Number        Average Price       Part of Publicly          Purchased
                                     of Shares              Paid               Announced              Under the
            Period                  Purchased(1)        Per Share(2)            Program                Program
-------------------------------------------------------------------------------------------------------------------
January 1, 2008 through                11,600               $ 7.34               11,600                488,400
January 31, 2008
-------------------------------------------------------------------------------------------------------------------
February 1, 2008 through
February 29, 2008                      13,300               $ 7.57               13,300                475,100
-------------------------------------------------------------------------------------------------------------------
March 1, 2008 through                  20,600               $ 7.20               20,600                454,500
March 31, 2008
===================================================================================================================
Total                                  45,500               $ 7.34               45,500                454,500
===================================================================================================================

(1) On January 7, 2008, Central Jersey Bancorp announced its intention to repurchase up to 5.7%, or 500,000 shares, of the 8,745,990 shares of common stock then outstanding. Repurchases may be made from time to time, in the open market, in unsolicited negotiated transactions or in such other manner deemed appropriate by management, at prices not exceeding prevailing market prices, subject to availability of the shares, over twenty-four months ending December 31, 2009, or such shorter or longer period of time as Central Jersey Bancorp may determine.

(2) Excludes the broker commission of $0.04 per share, or $1,820, that was paid by the Company with respect to the shares purchased through the common stock repurchase plan.

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

                                          Central Jersey Bancorp
                                          --------------------------------------
                                          Registrant


Date: May 9, 2008                         /s/ James S. Vaccaro
                                          --------------------------------------
                                          James S. Vaccaro
                                          President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)


Date: May 9, 2008                         /s/ Anthony Giordano, III
                                          --------------------------------------
                                          Anthony Giordano, III
                                          Executive Vice President, Chief
                                          Financial Officer, Treasurer and
                                          Assistant Secretary (Principal
                                          Financial and Accounting Officer)

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