Form 10-Q
period 2008-06-30
CENTRAL JERSEY BANCORP
filed 2008-08-08
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2008.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______ to ______.

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

      ---------------------------------------------------------------------
         (Former name, former address and formal fiscal year, if changed since last report)

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

         Large accelerated filer   [ ]      Accelerated filer           [X]
         Non-accelerated filer     [ ]      Smaller reporting company   [X]
      (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X].

As of August 1, 2008, there were 9,079,648 shares of the registrant's common stock, par value $.01 per share, outstanding.

                             Central Jersey Bancorp
                               INDEX TO FORM 10-Q
                               ------------------

                                                                                      PAGE
                                                                                      ----
PART I.    FINANCIAL INFORMATION
------     ---------------------

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition (unaudited)
           as of June 30, 2008 and December 31, 2007 ...............................    1

           Consolidated Statements of Income (unaudited)
           for the three and six months ended June 30, 2008 and 2007 ...............    2

           Consolidated Statements of Changes in Shareholders' Equity (unaudited)
           for the three and six months ended June 30, 2008 and 2007 ...............    3

           Consolidated Statements of Cash Flows (unaudited)
           for the six months ended June 30, 2008 and 2007 .........................    4

           Notes to Unaudited Consolidated Financial Statements ....................    5

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations ........................   19

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ..............   34

Item 4.    Controls and Procedures .................................................   34

PART II.   OTHER INFORMATION
-------    -----------------

Item 1.    Legal Proceedings .......................................................   35

Item 1A.   Risk Factors ............................................................   35

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds .............   35

Item 3.    Defaults Upon Senior Securities .........................................   36

Item 4.    Submission of Matters to a Vote of Security Holders .....................   36

Item 5.    Other Information .......................................................   36

Item 6.    Exhibits ................................................................   36

Signatures .........................................................................   37

Index of Exhibits ..................................................................  E-1

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             CENTRAL JERSEY BANCORP
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)
                  (dollars in thousands, except share amounts)

                                                              June 30,   December 31,
                                                                2008         2007
                                                             ---------   ------------
ASSETS
------
Cash and due from banks                                      $  11,300   $     11,198
Federal funds sold                                               1,378          3,679
                                                             ---------   ------------
   Cash and cash equivalents                                    12,678         14,877

Investment securities available-for-sale, at fair value        127,305        114,824
Investment securities held-to-maturity (fair value
   of $13,136 and $17,379, respectively, at June 30, 2008
   and December 31, 2007)                                       13,356         17,430
Federal Reserve Bank stock                                       1,960          1,960
Federal Home Loan Bank stock                                     1,704            550
Loans held-for-sale                                                 --            658

Loans                                                          329,658        315,173
   Less: Allowance for loan losses                               3,560          3,408
                                                             ---------   ------------
      Loans, net                                               326,098        311,765

Accrued interest receivable                                      1,932          2,218
Premises and equipment                                           5,691          4,626
Bank owned life insurance                                        3,624          3,565
Goodwill                                                        26,957         26,957
Core deposit intangible                                          1,685          1,926
Due from broker                                                  8,472             --
Other assets                                                     2,273          2,150
                                                             ---------   ------------
      Total assets                                           $ 533,735   $    503,506
                                                             =========   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
   Non-interest bearing                                      $  81,705   $     73,955
   Interest bearing                                            324,458        329,335
                                                             ---------   ------------
                                                               406,163        403,290

Borrowings                                                      53,096         24,564
Subordinated debentures                                          5,155          5,155
Accrued expenses and other liabilities                           1,358          1,611
                                                             ---------   ------------
      Total liabilities                                        465,772        434,620
                                                             ---------   ------------

Shareholders' equity:
Common stock, par value $0.01 per share. Authorized
   100,000,000 shares and issued and outstanding
   9,109,848 and 9,183,290 shares, respectively, at
   June 30, 2008 and December 31, 2007                              91             91
Additional paid-in capital                                      64,344         60,787
Accumulated other comprehensive (loss) income                     (544)           848
Treasury stock - at cost, 102,653 shares at June 30, 2008         (762)            --
Retained earnings                                                4,834          7,160
                                                             ---------   ------------
      Total shareholders' equity                                67,963         68,886
                                                             ---------   ------------
      Total liabilities and shareholders' equity             $ 533,735   $    503,506
                                                             =========   ============

See accompanying notes to unaudited consolidated financial statements.

                             CENTRAL JERSEY BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                (dollars in thousands, except per share amounts)

                                                            Three months ended      Six months ended
                                                                 June 30,              June 30,
                                                              2008       2007       2008       2007
                                                            ------------------------------------------
Interest and dividend income:
   Interest and fees on loans                               $  5,087   $  5,804   $ 10,425   $ 11,590
   Interest on securities available for sale                   1,704      1,080      3,273      2,120
   Interest on securities held to maturity                       153        226        306        462
   Interest on federal funds sold and due from banks              79        619        271        954
                                                            ------------------------------------------
      Total interest and dividend income                       7,023      7,729     14,275     15,126

Interest expense:
   Interest expense on deposits                                2,167      3,293      4,903      6,397
   Interest expense on other borrowings                          311        184        560        343
   Interest expense on subordinated debentures                    66        110        173        218
                                                            ------------------------------------------
      Total interest expense                                   2,544      3,587      5,636      6,958

                                                            ------------------------------------------
      Net interest income                                      4,479      4,142      8,639      8,168
                                                            ------------------------------------------

Provision for loan losses                                         81         40        146        165
                                                            ------------------------------------------
      Net interest income after provision for loan losses      4,398      4,102      8,493      8,003
                                                            ------------------------------------------

Other income:
   Service charges on deposit accounts                           381        367        763        720
   Gain on the sale of loans held-for-sale                        66         26        267         33
   Gain on the sale of securities available-for-sale              63         87         63         87
   Income on bank owned life insurance                            29         29         59         58
   Impairment on available-for-sale securities                    --         --         --     (1,957)
                                                            ------------------------------------------
      Total other income (loss)                                  539        509      1,152     (1,059)

Operating expenses:
   Salaries and employee benefits                              1,900      1,676      3,866      3,494
   Net occupancy expenses                                        512        459      1,009        932
   Outside service fees                                          220        214        426        416
   Data processing fees                                          212        215        436        444
   Core deposit intangible amortization                          121        138        241        276
   Premises and equipment depreciation                           115        105        220        212
   Audit and accounting services                                  85        150        160        265
   Other operating expenses                                      711        488      1,342      1,056
                                                            ------------------------------------------
      Total other expenses                                     3,876      3,445      7,700      7,095
                                                            ------------------------------------------

Income (loss) before provision for income taxes                1,061      1,166      1,945       (151)

Income taxes                                                     350        431        653        376
                                                            ------------------------------------------

   Net income (loss)                                        $    711   $    735   $  1,292   $   (527)
                                                            ==========================================

Basic earnings (loss) per share                             $   0.08   $   0.08   $   0.14   $  (0.06)
                                                            ==========================================
Diluted earnings (loss) per share                           $   0.07   $   0.08   $   0.14   $  (0.06)
                                                            ==========================================

See accompanying notes to unaudited consolidated financial statements.

                             CENTRAL JERSEY BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                  (dollars in thousands, except share amounts)

                                                                                    Accumulated
                                                                      Additional       other
                                                             Common     paid-in    comprehensive   Treasury   Retained
                                                              stock     capital    (loss) income     stock    earnings      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2006                                 $   91    $ 60,497      $  (1,409)       --       $ 6,316    $ 65,495
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
   Net loss                                                      --          --             --        --          (527)       (527)
   Unrealized loss on securities
      available-for-sale, net of tax of $743                     --          --         (1,311)       --            --      (1,311)
   Reclassification adjustment for
      gains included in net income,
      net of tax of $37                                          --          --             50        --            --          50
   Impairment on securities
      available-for-sale, net of tax of ($646)                   --          --          1,311        --            --    $  1,311
                                                                                                                          ---------
Total comprehensive loss                                         --          --             --        --            --        (477)

Exercise of stock options -38,473 shares,
   including tax benefit of $13                                  --         130             --        --            --         130

Cash paid for fractional shares                                  --          (4)            --        --            --          (4)

-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2007                                     $   91    $ 60,623      $  (1,359)       --       $ 5,789    $ 65,144
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2007                                 $   91    $ 60,787      $     848        --       $ 7,160    $ 68,886
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
   Net income                                                    --          --             --        --         1,292       1,292
   Unrealized loss on securities
      available-for-sale, net of tax of $840                     --          --         (1,392)       --            --    $ (1,392)
                                                                                                                          ---------
Total comprehensive loss                                         --          --             --        --            --        (100)

Exercise of stock options - 29,699 shares,
   including tax benefit of $41                                  --         171             --        --            --         171

Purchase of 102,653 shares outstanding
   stock; placed in treasury                                     --          --             --      (762)           --        (762)

5% stock dividend                                                --       3,390             --        --        (3,390)         --

Cash paid for fractional shares                                  --          (4)            --        --            --          (4)

Cumulative effect adjustment
   adoption of EITF 06-4                                         --          --             --        --          (228)       (228)

-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2008                                     $   91    $ 64,344      $    (544)  $  (762)      $ 4,834    $ 67,963
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

                             CENTRAL JERSEY BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                                                                               Six months ended
                                                                                                                   June 30,
                                                                                                                2008        2007
                                                                                                             ----------------------
Cash flows from operating activities:
   Net income (loss)                                                                                         $   1,292   $    (527)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Increase in cash surrender value of life insurance                                                              (59)        (58)
   Deferred taxes                                                                                                  109         245
   Provision for loan losses                                                                                       146         165
   Tax benefit of stock option exercises                                                                           (41)        (13)
   Depreciation and amortization                                                                                   326         375
   Net discount accretion on held-to-maturity securities                                                            (8)         (6)
   Net (discount accretion) premium amortization on available-for-sale securities                                   (6)         51
   Core deposit intangible amortization                                                                            241         276
   Impairment on available-for-sale securities                                                                      --       1,957
   Gain on sale of securities available-for-sale                                                                   (63)        (87)
   Gain on the sale of loans held-for-sale                                                                        (267)        (33)
   Originations of loans held-for-sale                                                                          (2,795)    (13,151)
   Proceeds from the sale of loans held-for-sale                                                                 3,464      12,060
   Decrease in accrued interest receivable                                                                         286         562
   Increase in other assets                                                                                     (1,386)       (387)
   (Decrease) increase in accrued expenses and other liabilities                                                  (481)        236
                                                                                                             ----------  ----------
      Net cash provided by operating activities                                                                    758       1,665
                                                                                                             ----------  ----------

Cash flows from investing activities:
   Maturities of and paydowns on investment securities held-to-maturity                                          7,067       2,727
   Maturities, sales of and paydowns on investment securities available-for-sale                                28,445      91,223
   Purchase of investment securities available-for-sale                                                        (42,249)   (106,005)
   Purchase of investment securities held-to-maturity                                                           (2,985)         --
   (Increase) decrease in due from broker                                                                       (8,472)      3,527
   Net (increase) decrease in loans                                                                            (14,223)        595
   Purchases of premises and equipment, net                                                                     (1,391)        (67)
                                                                                                             ----------  ----------
      Net cash used in investment activities                                                                   (33,808)     (8,000)
                                                                                                             ----------  ----------

Cash flows from financing activities:
   Net proceeds from stock options exercised                                                                       212         143
   Net increase (decrease) in non-interest bearing deposits                                                      7,750      (1,288)
   Net (decrease) increase in interest bearing deposits                                                         (4,877)     13,710
   Net increase in other borrowings                                                                              7,292       7,169
   Proceeds from Federal Home Loan Bank advances                                                                21,240          --
   Purchase of outstanding stock; placed in treasury                                                              (762)         --
   Cash paid for fractional shares                                                                                  (4)         (4)
                                                                                                             ----------  ----------
      Net cash provided by financing activities                                                                 30,851      19,730
                                                                                                             ----------  ----------

      (Decrease) increase in cash and cash equivalents                                                          (2,199)     13,395

Cash and cash equivalents at beginning of period                                                                14,877      37,796
                                                                                                             ----------  ----------
Cash and cash equivalents at end of period                                                                   $  12,678   $  51,191
                                                                                                             ==========  ==========

Cash paid during the period for:
   Interest                                                                                                  $   5,636   $   6,727
                                                                                                             ==========  ==========
   Income taxes                                                                                              $   1,162   $     442
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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations that may be expected for all of 2008.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

The number of shares outstanding and earnings per share amounts set forth herein for all periods presented have been adjusted to reflect the 5% stock dividends, paid on July 1, 2008 and July 2, 2007.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Central Jersey Bancorp's Annual Report on Form 10-K for the year ended December 31, 2007.

Certain prior period amounts have been reclassified to correspond with the current period presentation.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements (see Note 8 - Fair Value Measurements).

On January 1, 2008, the Company changed its accounting policy and recognized a cumulative-effect adjustment to retained earnings totaling $228,000. This adjustment, related to accounting for certain endorsements split-dollar insurance arrangements, was made in accordance with Emerging Issues Task Force ("EITF") Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (see
Note 9 - Post Retirement Benefits).

                      Central Jersey Bancorp and Subsidiary

Note 2. Earnings Per Share
--------------------------

The following tables reconcile shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007:

                                                                       Three months ended June 30, 2008

                                                                     Income      Average shares   Per share
(dollars in thousands, except for per share data)                  (numerator)   (denominator)     amount
                                                                   -----------------------------------------
Basic EPS
   Income available to common shareholders                            $    711            9,117      $ 0.08
      Effect of dilutive securities:
         Stock options                                                      --              433          --
                                                                   -----------------------------------------
Diluted EPS
   Income available to common shareholders, plus
         assumed exercise of options                                  $    711            9,550      $ 0.07
                                                                   =========================================

                                                                        Six months ended June 30, 2008

                                                                     Income      Average shares   Per share
(dollars in thousands, except for per share data)                  (numerator)    (denominator)    amount
                                                                   -----------------------------------------
Basic EPS
   Income available to common shareholders                            $  1,292            9,141      $ 0.14
      Effect of dilutive securities:
         Stock options                                                      --              414          --
                                                                   -----------------------------------------
Diluted EPS
   Income available to common shareholders, plus
         assumed exercise of options                                  $  1,292            9,555      $ 0.14
                                                                   =========================================

                      Central Jersey Bancorp and Subsidiary

                                                                       Three months ended June 30, 2007

                                                                     Income      Average shares   Per share
(dollars in thousands, except for per share data)                  (numerator)    (denominator)    amount
                                                                   -----------------------------------------
Basic EPS
   Income available to common shareholders                            $    735            9,120      $ 0.08
      Effect of dilutive securities:
         Stock options                                                      --              493          --
                                                                   -----------------------------------------
Diluted EPS
   Income available to common shareholders, plus
         assumed exercise of options                                  $    735            9,613      $ 0.08
                                                                   =========================================

                                                                        Six months ended June 30, 2007

                                                                     Income      Average shares   Per share
(dollars in thousands, except for per share data)                  (numerator)    (denominator)    amount
                                                                   -----------------------------------------
Basic EPS
   Income available to common shareholders                            $   (527)           9,111      $(0.06)
      Effect of dilutive securities:
         Stock options                                                      --               --          --
                                                                   -----------------------------------------
Diluted EPS
   Income available to common shareholders, plus
         assumed exercise of options                                  $   (527)           9,111      $(0.06)
                                                                   =========================================

For the three months ended June 30, 2008, dilutive securities relating to the Company's Employee and Director Stock Option plan totaled 433,063, which, when added to the average basic shares outstanding of 9,116,813, resulted in average diluted shares outstanding of 9,549,876. For the six months ended June 30, 2008, dilutive securities relating to the Company's Employee and Director Stock Option plan totaled 413,685, which, when added to the average basic shares outstanding of 9,141,078, resulted in average diluted shares outstanding of 9,554,763. For the three months ended June 30, 2007, dilutive securities relating to the Company's Employee and Director Stock Option plan totaled 493,393, which, when added to the average basic shares outstanding of 9,119,695, resulted in average diluted shares outstanding of 9,613,088. However, in accordance with SFAS No. 128, Earnings Per Share, due to the Company reporting a net loss for the six months ended June 30, 2007, including dilutive securities in the denominator of a diluted per-share computation would result in an antidilutive per-share amount.

                      Central Jersey Bancorp and Subsidiary

Stock Appreciation Rights

On January 31, 2006, the Company granted under its 2005 Equity Incentive Plan, 173,646 Stock Appreciation Rights ("SARS") (98,389 were granted to employees and 75,257 were granted to directors), each with an exercise price of $9.40. These SARS can only be settled in cash. The SARS vest over a four year period and expire February 1, 2016. The fair value of SARS granted was estimated on June 30, 2008 using the Black-Scholes option pricing model with the following weighted-average assumptions used: stock price $8.02; dividend yield of 0%; expected volatility of 47.66%; risk free interest rate of 3.34%; and expected lives of seven years. These SARS had a fair value of approximately $3.94 per share at June 30, 2008. The Company recorded share based payment expense of approximately $50,000 and $68,700, (pre-tax), respectively, related to the granting of SARS during the three and six months ended June 30, 2008. As of June 30, 2008, total unvested compensation expense was approximately $213,000 (pre-tax), which will vest over 19 months.

A summary of the status of the Company's SARS as of and for the six months ended June 30, 2008 is presented below:

                                         As of and for the six months ended
                                                     June 30, 2008
     ----------------------------------------------------------------------
                                                                Weighted
                                                                 average
                                                                exercise
                                                      SARS        price
     ----------------------------------------------------------------------

     Outstanding at beginning of year                 167,857   $   9.40

     Granted                                               --         --

     Forfeited                                        (31,258)  $   9.40

     Exercised                                             --         --
     ======================================================================

     Outstanding at period end                        136,599   $   9.40
     ======================================================================

     SARS exercisable at period end                    68,299   $   9.40

     Weighted average fair value of
        SARS granted                               $     3.94

     Unvested SARS at period end                       68,300

     Weighted average fair value of
        unvested SARS                              $  269,102
     ======================================================================

                     Central Jersey Bancorp and Subsidiary

Stock Option Plan

In 2000, the Company established its Employee and Director Stock Option Plan (the "Plan"). The Plan currently provides for the granting of stock options to purchase in aggregate up to 1,410,349 shares of the Company's common stock, subject to adjustment for certain dilutive events such as stock distributions. During the six months ended June 30, 2008, no options were granted. As a result of the January 1, 2005 combination with Allaire Community Bank, all outstanding options granted under the Plan became fully vested. In addition, options to purchase 841,814 shares of Allaire Community Bank common stock were converted into options to purchase 841,814 shares of Central Jersey Bancorp common stock, all of which are fully vested. The Company does not anticipate granting any additional stock options under the Plan.

A summary of the status of the Company's stock options as of and for the six months ended June 30, 2008 is presented below:

                                                    As of and for the six
                                                 months ended June 30, 2008
      ---------------------------------------------------------------------
                                                               Weighted
                                                                average
                                                               exercise
                                                    Shares       price
      ---------------------------------------------------------------------

      Outstanding at beginning of year            1,410,349    $    4.77

      Granted                                            --           --

      Forfeited                                     (16,962)   $    9.88

      Exercised                                     (29,699)   $    4.41
      =====================================================================

      Outstanding at period end                   1,363,688    $    4.72
      =====================================================================

      Options exercisable at period end           1,363,688    $    4.72

      Weighted average fair value of
         options granted                                             n/a
      =====================================================================

Stock Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123(R), Share-Based Payment. Prior to January 1, 2006, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principle Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plans using the intrinsic value method, that is, the excess, if any, of the fair market value of the Company's stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS No. 123(R) and SFAS No. 148, Accounting for Stock-Based Compensation. The Company has adopted the modified prospective transition method provided by SFAS No. 123(R), and, as a result, has not retroactively adjusted results from prior periods.

                     Central Jersey Bancorp and Subsidiary

As a result of the adoption of SFAS No. 123(R), the Company has incurred no compensation expense related to the Company's stock compensation plans for the six months ended June 30, 2008 or years ended December 31, 2007 and 2006, as no stock options were granted during 2008, 2007 or 2006 and all stock options were fully vested prior to January 1, 2006.

Note 3. Loans Receivable, Net and Loans Held-for-Sale
-----------------------------------------------------

Loans receivable, net and loans held-for-sale at June 30, 2008 and December 31, 2007, consisted of the following (in thousands):

                                                      June 30,   December 31,
Loan Type                                              2008         2007
---------                                            ---------   ------------

Real estate loans - commercial                       $ 250,554    $ 240,256
Home equity and second mortgages                        44,586       37,832
Commercial and industrial loans                         28,806       29,371
1-4 family real estate loans                             3,579        3,822
Consumer loans                                           1,883        3,654
                                                     ---------    ---------

            Total loans                              $ 329,408    $ 314,935

   Deferred origination costs, net                         250          238
   Allowance for loan losses                            (3,560)      (3,408)
                                                     ---------    ---------
            Loans receivable, net                    $ 326,098    $ 311,765
                                                     =========    =========

Loans held-for-sale                                  $      --    $     658
                                                     =========    =========

Non-Performing Loans

Loans are considered to be non-performing if they (a) are on a non-accrual basis, (b) are past due ninety days or more and still accruing interest, or (c) have been renegotiated to provide a reduction or deferral of interest because of a weakening in the financial position of the borrowers. A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. Central Jersey Bancorp had non-accrual loans totaling $2.1 million at June 30, 2008, as compared to $214,000 at December 31, 2007. Non-performing loans at June 30, 2008 included three commercial loans; one loan with a balance of $88,000, which was placed on non-accrual status as of June 30, 2006 with a risk rating of "substandard," one loan with a balance of $126,000, which was placed on non-accrual as of December 31, 2007 with a risk rating of "doubtful" and one loan with a balance of $1.8 million, which was placed on non-accrual status as of April 30, 2008 with a risk rating of "substandard." These loans were considered impaired and were evaluated in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. After evaluation, a specific reserve of approximately $50,000 was required for one of the impaired loans.

The allowance for loan losses, which began the year at $3.41 million, or 1.08% of total loans, was $3.56 million at June 30, 2008, or 1.09% of total loans. There were no loan charge-offs during the three and six months ended June 30, 2008 and 2007. Loan loss recoveries totaled $3,000 and $6,000, respectively, during the three and six months ended June 30, 2008, as compared to $93,000 and $96,000, respectively, for the same periods in 2007.

                      Central Jersey Bancorp and Subsidiary

Note 4. Deposits
----------------

The major types of deposits at June 30, 2008 and December 31, 2007 were as follows (in thousands):

                                                         June 30,   December 31,
Deposit Type                                               2008         2007
------------                                            ---------   ------------

Demand deposits, non-interest bearing                   $  81,705    $  73,955
Savings, N.O.W. and money market accounts                 175,346      187,354
Certificates of deposit of less than $100                  78,413       80,587
Certificates of deposit of $100 or more                    70,699       61,394
                                                        ---------    ---------

   Total                                                $ 406,163    $ 403,290
                                                        =========    =========

Note 5. Borrowings
------------------

Borrowed funds at June 30, 2008 and December 31, 2007 are summarized as follows (in thousands):

                                            June 30,   December 31,
                                              2008        2007
                                            -----------------------
            Borrowings                      $ 53,096     $ 24,564
            -------------------------------------------------------
            Total                           $ 53,096     $ 24,564
            =======================================================

Borrowings were $53.1 million at June 30, 2008, as compared to $24.6 million at December 31, 2007. During the six months ended June 30, 2008, the Company borrowed $21.2 million in Federal Home Loan Bank (the "FHLB") advances which were used to fund interest-earning assets. Borrowings typically include wholesale borrowing arrangements as well as arrangements with deposit customers of Central Jersey Bank, N.A. to sweep funds into short-term borrowings. Central Jersey Bank, N.A. uses investment securities to pledge as collateral for repurchase agreements. At June 30, 2008 and December 31, 2007, Central Jersey Bank, N.A. had unused lines of credit with the FHLB of $47.2 million and $8.9 million, respectively.

At June 30, 2008, the Central Jersey Bank, N.A. had outstanding Federal Home Loan Bank callable advances as follows (in thousands):

              Date       Amount     Rate      Term     Call Feature
            -------------------------------------------------------
            1/24/2008  $ 10,000    2.710%   10 n/c 2     One Time
            2/1/2008      5,000    2.380%    5 n/c 1     One Time
            2/1/2008      5,000    2.903%    7 n/c 3     One Time
                       ------------------
                       $ 20,000    2.676%
                       ==================

                      Central Jersey Bancorp and Subsidiary

At June 30, 2008, the Central Jersey Bank, N.A. had the following outstanding Federal Home Loan Bank fixed rate advance (in thousands):

                 Date      Amount     Rate     Term      Maturity
              ---------------------------------------------------
              5/28/2008   $  1,240   4.940%  13 years   5/28/2021

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

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of subordinated debentures from Central Jersey Bancorp. The subordinated debentures bear a variable interest rate equal to LIBOR plus 285 basis points. Although the subordinated debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp. At June 30, 2008, $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital. Central Jersey Bancorp is using the proceeds it received from the subordinated debentures to support the general balance sheet growth of Central Jersey Bancorp and to help ensure that Central Jersey Bank, N.A. maintains the required regulatory capital ratios.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At June 30, 2008, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities. Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital. However, in the event that the trust preferred issues do not qualify as Tier I Capital, Central Jersey Bank, N.A. would remain well capitalized.

Note 7. Income Taxes
--------------------

The Company recorded an income tax expense of $350,000 on income before taxes of $1.1 million for the three months ended June 30, 2008, resulting in an effective tax rate of 32.99%, as compared

                      Central Jersey Bancorp and Subsidiary

to an income tax expense of $431,000 on income before taxes of $1.2 million for the three months ended June 30, 2007, resulting in an effective tax rate of 36.96%.

The Company recorded an income tax expense of $653,000 on income before taxes of $1.9 million for the six months ended June 30, 2008, resulting in an effective tax rate of 33.57%, as compared to an income tax expense of $376,000 on a loss before taxes of $151,000 for the six months ended June 30, 2007.

The reason the Company recorded an income tax expense for the six months ended June 30, 2007, even though the Company reported a net loss for the period, resulted from the fact that the majority of the investment securities for which the $1.96 million other-than-temporary impairment was recorded were held by CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A. A full valuation allowance was recorded for the impairment of the investment securities sold by CJB Investment Company. The impairment of the investment securities at the investment company level was considered a capital loss for tax purposes while the impairment of the investment securities held by Central Jersey Bank, N.A. was considered an ordinary loss for tax purposes. CJB Investment Company did not, at the time, have the ability to generate capital gains and utilize the capital losses and thus a full valuation allowance was required for the investment company available-for-sale securities which were identified as other-than-temporarily impaired.

Note 8. Fair Value Measurements
-------------------------------

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities. In accordance with the Financial Accounting Standards Board (the "FASB") Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a significant impact on the Company's financial condition or results of operations. The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities is not expected to have a significant impact on the Company's financial condition or results of operations.

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

                     Central Jersey Bancorp and Subsidiary

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

Investment securities available-for-sale - Investment securities classified as available-for-sale are reported at fair value utilizing Level II inputs. For these investment securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S.
Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things.

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

The following table summarizes financial assets measured fair value on a recurring basis as of June 30, 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

                     Central Jersey Bancorp and Subsidiary

                                                                                   Total
                                               Level I    Level II   Level III   fair value
                                              ---------------------------------------------
Investment securities available-for-sale      $      --  $ 127,305   $      --   $  127,305
Impaired loans                                       --         --       2,102        2,102
                                              ---------------------------------------------
   Total assets                               $      --  $ 127,305   $   2,102   $  129,407

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2008.

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial, long-lived assets measured at fair value for impairment assessment. As stated above, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.

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

During the six months ended June 30, 2008, Central Jersey Bancorp recognized and recorded a deferred compensation liability of $228,000 for future benefits related to an endorsement split-dollar life insurance arrangement subject to EITF Issue No. 06-4.

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

                      Central Jersey Bancorp and Subsidiary

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

In December 2007, FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51, was issued. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact this new pronouncement will have on its consolidated financial statements.

                      Central Jersey Bancorp and Subsidiary

In February 2008, the FASB issued a FASB Staff Position ("FSP") FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact this new pronouncement will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133, (Statement 161). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 has been applied, and the impact that hedges have on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the potential impact this new pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB's plan to designate as authoritative its forthcoming codification of accounting standards. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's ("PCAOB") related amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, to remove the GAAP hierarchy from its auditing standards. The hierarchical guidance provided by SFAS No. 162 is not expected to have a significant impact on the Company's consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash to account for the debt and equity components separately. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years, and must be applied retrospectively to all periods presented. Early adoption is prohibited. The Company is currently evaluating the potential impact this new pronouncement will have on its consolidated financial statements.

In June 2008, the EITF of the FASB discussed public comments received on EITF Issue No. 08- 3, Accounting by Lessees for Nonrefundable Maintenance Deposits. The Task Force reached a consensus that lessees should account for nonrefundable maintenance deposits as deposit assets if it is probable that maintenance activities will occur and the deposit is therefore realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities

                      Central Jersey Bancorp and Subsidiary

should be charged to expense. The consensus is effective for fiscal years beginning after December 15, 2008, and should be initially applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. Early application is not permitted. The Company is currently evaluating the potential impact this new pronouncement will have on its consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

General

The following discussion and analysis is intended to provide information about the Company's financial condition as of June 30, 2008 and results of operations for the three and six months ended June 30, 2008 and 2007. The following information should be read in conjunction with the Company's unaudited consolidated financial statements for the three and six months ended June 30, 2008 and 2007, including the related notes thereto, contained elsewhere in this document.

Critical Accounting Policies

"Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures found elsewhere in this quarterly report on Form 10-Q, are based upon the Company's unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to Central Jersey Bancorp's audited consolidated financial statements for the year ended December 31, 2007, included with Central Jersey Bancorp's annual report on Form 10-K for the year ended December 31, 2007, contains a summary of the Company's significant accounting policies. Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses and the impairment of investment securities requires management to make difficult and subjective judgments that often require assumptions or estimates about uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with Central Jersey Bancorp's Audit Committee and its Board of Directors.

Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, investment securities, servicing rights and deferred tax assets. Central Jersey Bancorp performs an annual analysis to test the aggregate balance of goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. For purposes of the goodwill impairment evaluation, Central Jersey Bancorp is identified as the reporting unit. The fair value of goodwill is determined using standard valuation methodologies similar to those used to determine the fair value of goodwill in a business combination, including a review of comparable transactions. If the carrying amount of goodwill pursuant to this analysis were to exceed the implied fair value of goodwill, an impairment loss would be recognized. No impairment loss was required to be recognized for the years ended December 31, 2007, 2006 and 2005.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight federal funds sold. Federal funds sold are generally sold for one-day periods.

Investment securities held-to-maturity are comprised of debt securities that Central Jersey Bank, N.A. has the positive intent and ability to hold to maturity. Such securities are stated at cost, adjusted for amortization of premiums and accretion of discounts over the estimated remaining lives of the investment securities utilizing the level-yield method. Investment securities to be held for indefinite periods of time and not intended to be held-to-maturity, including all equity securities, are classified as available-for-sale. Investment securities available-for-sale include investment securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. Investment securities available-for-sale are carried at estimated fair value. Unrealized holding gains and losses on such investment securities available-for-sale are excluded from earnings and reported as a separate component of shareholders' equity. Gains and losses on sales of investment securities are based on the specific identification method and are accounted for on a trade date basis.

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

A loan is considered impaired when, based on current information and events, it is probable that Central Jersey Bank, N.A. will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows, or, as a practical expedient, at the loan's observable market price, or the fair value of the underlying collateral, if the loan is collateral dependent. Conforming residential mortgage loans, home equity and second mortgages and loans to individuals, are excluded from the definition of impaired loans as they are characterized as smaller balance, homogeneous loans and are collectively evaluated.

The accrual of income on loans, including impaired loans, is generally discontinued when a loan becomes more than ninety days delinquent as to principal or interest or when other circumstances indicate that collection is questionable, unless the loan is well secured and in the process of collection. Income on non-accrual loans, including impaired loans, is recognized only in the period in which it is collected, and only if management determines that the loan principal is fully collectible. Loans are returned to an accrual status when a loan is brought current as to principal and interest and reasons for doubtful collection no longer exist.

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

The allowance for loan losses is based upon the Interagency Policy Statement on the Allowance for Loan and Lease Losses ("ALLL") issued jointly by the federal banking agencies on December 13, 2006 (OCC Bulletin 2006-47) and management's evaluation of the adequacy of the allowance, including an assessment of: (a) known and inherent risks in the loan portfolio, (b) the size and composition of the loan portfolio, (c) actual loan loss experience, (d) the level of delinquencies, (e) the individual loans for which full collectibility may not be assured, (f) the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and (g) the current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review Central Jersey Bank, N.A.'s allowance for loan losses. Such agencies may require Central Jersey Bank, N.A. to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of Central Jersey Bank, N.A.'s loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of Central Jersey Bank, N.A.'s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic climate. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond Central Jersey Bank, N.A.'s control. Management believes that the allowance for loan losses is adequate as of June 30, 2008.

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

Central Jersey Bank, N.A.'s operations are solely in the financial services industry and include traditional banking and other financial services. Central Jersey Bank, N.A. operates primarily in the geographical region of Central New Jersey. Management makes operating decisions and assesses performance based on an ongoing review of Central Jersey Bank, N.A.'s consolidated financial results. Therefore, Central Jersey Bancorp has a single operating segment for financial reporting purposes.

Intangible assets consist of goodwill, core deposit premiums and servicing rights. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions. In accordance with SFAS No. 142, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis.

The Company originates SBA loans and typically sells up to 75% of the outstanding loan balance to investors, with servicing retained. Servicing rights fees, which are usually based on a percentage of the outstanding principal balance of the loan, are recorded for servicing functions. The Company accounts for its transfers and servicing of financial assets in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company records servicing rights based on the fair values at the date of sale.

Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on an accelerated basis over a period of ten years. The amortization of the core deposit premiums is recorded in other operating expenses.

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

On January 7, 2008, the Company announced a common stock repurchase program. As authorized by Central Jersey Bancorp's Board of Directors, Central Jersey Bancorp may repurchase up to 5.7%, or 525,000 shares, of the 9,183,290 shares of common stock outstanding at the time the repurchase program was announced. Repurchases may be made from time to time, in the open market, in unsolicited
negotiated   transactions  or  in  such  other  manner  deemed   appropriate  by
management, at prices not exceeding prevailing market prices, subject to availability of the shares, over twenty-four months ending December 31, 2009, or such shorter or longer period of time as Central Jersey Bancorp may determine. The acquired shares are to be held in treasury to be used for general corporate purposes. The Company's repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. During the six months ended June 30, 2008, the Company repurchased 102,653 shares of its common stock at an average price of $7.39 per share.

Overview

Central Jersey Bancorp reported net income of $711,000 for the three months ended June 30, 2008, as compared to net income of $735,000 for the same period in 2007. Basic and diluted earnings per share for the three months ended June 30, 2008 were $0.08 and $0.07, respectively, as compared to basic and diluted earnings per share of $0.08 for the same period in 2007. Per share earnings have been adjusted in all periods to reflect the 5% stock dividends paid on July 1, 2008 and July 2, 2007.

Central Jersey Bancorp reported net income of $1.3 million for the six months ended June 30, 2008, as compared to a net loss of $527,000 for the same period in 2007. Basic and diluted earnings per share for the six months ended June 30, 2008 were $0.14, as compared to basic and diluted loss per share of ($0.06) for the same period in 2007. The net loss reported for the six months ended June 30, 2007 was due to the balance sheet restructuring initiative announced on April 30, 2007, which resulted in a one-time pre-tax charge of approximately $1.96 million and was reflected in Central Jersey Bancorp's first quarter 2007 unaudited consolidated financial statements.

Total assets of $533.7 million at June 30, 2008 were comprised primarily of $326.1 million in net loans, $140.7 million in investment securities and $12.7 million in cash and cash equivalents, as compared to total assets of $503.5 million at December 31, 2007, which primarily consisted of $311.8 million in net loans, $132.3 million in investment securities, $658,000 in residential loans held-for-sale and $14.9 million in cash and cash equivalents. Total assets at June 30, 2008 were funded primarily through deposits totaling $406.2 million and other borrowings totaling $53.1 million, as compared to $403.3 million and $24.6 million, respectively, at December 31, 2007.

At June 30, 2008 non-accrual loans totaled $2.1 million, as compared to $214,000 at December 31, 2007. There were no loan charge-offs during the three and six months ended June 30, 2008 and 2007. Recoveries, which are payments received on loans previously charged-off, totaled $3,000 and $6,000, respectively, during the three and six months ended June 30, 2008, as compared to $93,000 and $96,000, respectively, for the same periods in 2007.

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

For the Three Months Ended June 30, 2008 and 2007

Net Interest Income

Net interest income was $4.5 million for the three months ended June 30, 2008, as compared to $4.1 million for the same period in 2007. Net interest income for the three months ended June 30, 2008 was comprised of $5.1 million of interest and fees on loans, $1.9 million of interest on securities, and $79,000 of interest on federal funds sold and due from banks, less interest expense on deposits of $2.2 million, interest expense on other borrowed funds of $311,000 and interest expense on subordinated debentures of $66,000. The net interest margin for the three months ended June 30, 2008 was 3.79%, as compared to 3.48% for the same period in 2007.

Interest and dividend income was $7.0 million for the three months ended June 30, 2008, as compared to $7.7 million for the same period in 2007. This represents a decrease of $706,000, or 9.1%. The average yield on interest-earning assets decreased to 5.87% for the three months ended June 30, 2008, as compared to 6.43% for the same period in 2007. The decrease in interest and dividend income and the average yield on interest-earning assets was primarily due to the over 300 basis point reduction in the general level of short term interest rates and the 325 basis point reduction in the Prime Rate of interest which occurred between September 2007 and April 2008. Average interest-earning assets, which were 90.6% of average total assets, totaled $475.7 million for the three months ended June 30, 2008, and were comprised of $324.1 million in loans, $142.4 million in investment securities, $5.1 million in federal funds sold and $4.1 million in other interest bearing deposits.

Interest expense was $2.5 million for the three months ended June 30, 2008, as compared to $3.6 million for the same period in 2007. This represents a decrease of $1.1 million, or 30.6%. The decrease was due primarily to average cost of deposits and interest bearing liabilities which decreased to an average cost of 2.25% for the three months ended June 30, 2008 from an average cost of 3.17% for the same period in 2007, as a result of the previously-mentioned lower interest rate environment. Average interest-bearing deposits totaled $319.7 million for the three months ended June 30, 2008, as compared to $347.1 million for the same period in 2007, a decrease of $27.4 million, or 7.9%, and were comprised of $105.9 million in interest-bearing checking and money market deposits, $69.0 million in savings deposits and $144.8 million in time deposits. Interest expense associated with borrowings and subordinated debentures totaled $311,000 and

$66,000, respectively, for the three months ended June 30, 2008, as compared to $184,000 and $110,000, respectively, for the same period in 2007. Borrowings for the three months ended June 30, 2008 averaged $53.2 million, as compared to $21.4 million for the same period in 2007. The increase was due to growth in the bank subsidiary's sweep account product for business customers and $21.2 million in Federal Home Loan Bank advances. The Federal Home Loan Bank advances were used to fund loan growth and the purchase of mortgage-backed securities during the period.

Provision for Loan Losses

For the three months ended June 30, 2008, the provision for loan losses was $81,000, as compared to $40,000 for the same period in 2007. The provision for loan losses recorded for each period is representative of the loan growth that occurred during the period and the risk profile of the loan portfolio. Included in the provision for loan losses for the three months ended June 30, 2008 was a $50,000 specific reserve for an impaired loan. This loan was evaluated in accordance with SFAS No. 114. There were no loan charge-offs during the three months ended June 30, 2008 and 2007. Recoveries totaled $3,000 during the three months ended June 30, 2008, as compared to $93,000 for the same period in 2007.

Non-Interest Income

Non-interest income, which consists of service charges on deposit accounts, gain on the sale of loans held-for-sale, gain on the sale of investment securities available-for-sale, income from bank owned life insurance and the impairment on available-for-sale investment securities, was $539,000 for the three months ended June 30, 2008, as compared to $509,000 for the same period in 2007. Gains on the sale of loans held-for-sale were $66,000 for the three months ended June 30, 2008, as compared to $26,000 for the three months ended June 30, 2007. The increase in gains on the sale of loans held-for-sale was due to fees realized from the sale and servicing of SBA loans. The gain on sale of loans held-for-sale was $4,000 for the three months ended June 30, 2008, as compared to $26,000 for the three months ended June 30, 2007. The gain on sale of SBA loans was $34,000 for the three months ended June 30, 2008, as compared to no gain for the three months ended June 30, 2007. The servicing rights fees recorded in conjunction with SBA loans sold were $28,000 for the three months ended June 30, 2008, as compared to no servicing rights fees for the three months ended June 30, 2007. The origination of SBA loans, which are generally sold with servicing retained, commenced in the fourth quarter of 2007, with the initial SBA loan sales occurring during the first quarter of 2008.

Non-Interest Expense

Non-interest expense was $3.9 million for the three months ended June 30, 2008, as compared to $3.4 million for the same period in 2007. Non-interest expense generally includes costs associated with employee salaries and benefits, occupancy expenses, data processing fees, core deposit intangible amortization, and other operating expenses.

The table below presents non-interest expense, by major category, for the three months ended June 30, 2008 and 2007 (in thousands):

                                                    Three months ended
                                                         June 30,
        Non-Interest Expense                         2008       2007
        --------------------                       --------   --------

        Salaries and employee benefits             $  1,900   $  1,676
        Net occupancy expenses                          512        459
        Outside service fees                            220        214
        Data processing fees                            212        215
        Core deposit intangible amortization            121        138
        Audit and tax fees                               85        150
        Advertising and marketing expenses               72         38
        Legal expenses                                   65         69
        Printing, stationery and supplies                53         54
        Other operating expenses                        636        432
                                                   --------   --------
           Total                                   $  3,876   $  3,445
                                                   ========   ========

Income Tax Expense

The Company recorded an income tax expense of $350,000 on income before taxes of $1.1 million for the three months ended June 30, 2008, resulting in an effective tax rate of 32.99%, as compared to an income tax expense of $431,000 on income before taxes of $1.2 million for the three months ended June 30, 2007, resulting in an effective tax rate of 36.96%.

For the Six Months Ended June 30, 2008 and 2007

Net Interest Income

Net interest income was $8.6 million for the six months ended June 30, 2008, as compared to $8.2 million for the same period in 2007. Net interest income for the six months ended June 30, 2008 was comprised of $10.4 million of interest and fees on loans, $3.6 million of interest on securities, and $271,000 of interest on federal funds sold and due from banks, less interest expense on deposits of $4.9 million, interest expense on other borrowed funds of $560,000 and interest expense on subordinated debentures of $173,000. The net interest margin for the six months ended June 30, 2008 was 3.66%, as compared to 3.51% for the same period in 2007.

Interest and dividend income was $14.3 million for the six months ended June 30, 2008, as compared to $15.1 million for the same period in 2007. This represents a decrease of $851,000, or 5.6%. The average yield on interest-earning assets decreased to 5.98% for the six months ended June 30, 2008, as compared to 6.42% for the same period in 2007. The decrease in interest and dividend income and the average yield on interest-earning assets was primarily due to the over 300 basis point reduction in the general level of short term interest rates and the 325 basis point reduction in the Prime Rate of interest which occurred between September 2007 and April 2008. Average interest-earning assets, which were 90.7% of average total assets, totaled $474.4 million for the six months ended June 30, 2008, and were comprised of $321.3 million in loans, $136.3 million in investment securities, $12.6 million in federal funds sold and $4.2 million in other interest bearing deposits.

Interest expense was $5.6 million for the six months ended June 30, 2008, as compared to $7.0 million for the same period in 2007. This represents a decrease of $1.4 million, or 20.0%. The decrease was due primarily to average cost of deposits and interest bearing liabilities which decreased to an average cost of 2.51% for the six months ended June 30, 2008 from an average cost of 3.13% for the same period in 2007, as a result of the previously-mentioned lower interest rate environment. Average interest-bearing deposits totaled $326.6 million for the six months ended June 30, 2008, as compared to $342.4 million for the same period in 2007, a decrease of $15.8 million, or 4.6%, and were comprised of $112.7 million in interest-bearing checking and money market deposits, $69.3 million in savings deposits and $144.6 million in time deposits. Interest expense associated with borrowings and subordinated debentures totaled $560,000 and $173,000, respectively, for the six months ended June 30, 2008, as compared to $343,000 and $218,000, respectively, for the same period in 2007. Borrowings for the six months ended June 30, 2008 averaged $46.5 million, as compared to $19.4 million for the same period in 2007. The increase was due to growth in the bank subsidiary's sweep account product for business customers and $21.2 million in Federal Home Loan Bank advances. The Federal Home Loan Bank advances were used to fund loan growth and the purchase of mortgage-backed securities during the period.

Provision for Loan Losses

For the six months ended June 30, 2008, the provision for loan losses was $146,000 as compared to $165,000 for the same period in 2007. The provision for loan losses recorded for the six months ended June 30, 2008 was representative of the loan growth that occurred during the period and the changes in the risk profile of the loan portfolio for such period. The provision for loan losses recorded for the six months ended June 30, 2007 was representative of the change in the risk profile of the loan portfolio for the period. Included in the provision for loan losses for the six months ended June 30, 2008 was a $50,000 specific reserve for an impaired loan. This loan was evaluated in accordance with SFAS No. 114. There were no loan charge-offs during the six months ended June 30, 2008 and 2007. Recoveries totaled $6,000 during the six months ended June 30, 2008, as compared to $96,000 for the same period in 2007.

Non-Interest Income (Loss)

Non-interest income (loss), which consists of service charges on deposit accounts, gain on the sale of loans held-for-sale, gain on the sale of investment securities available-for-sale, income from bank owned life insurance and the impairment on available-for-sale investment securities was $1.2 million for the six months ended June 30, 2008, as compared to ($1.1 million) for the same period in 2007. Gains on the sale of loans held-for-sale were $267,000 for the six months ended June 30, 2008, as compared to $33,000 for the six months ended June 30, 2007. The significant increase in gains on the sale of loans held-for-sale was due to fees realized from the sale and servicing of SBA loans. The gain on sale of loans held-for-sale was $11,000 for the six months ended June 30, 2008, as compared to $45,000 for the six months ended June 30, 2007. The gain on sale of SBA loans was $139,000 for the six months ended June 30, 2008, as compared to no gain for the six months ended June 30, 2007. The servicing rights fees recorded in conjunction with SBA loans sold were $107,000 for the six months ended June 30, 2008, as compared to no servicing rights fees for the six months ended June 30, 2007. The origination of SBA loans, which are generally sold with servicing retained, commenced in the fourth quarter of 2007, with the initial SBA loan sales occurring during the first quarter of 2008. The loss recorded in non-interest income for the six months ended June 30, 2007 was directly related to the one-time balance sheet restructuring charge of $1.96 million, pre-tax.

Non-Interest Expense

Non-interest expense was $7.7 million for the six months ended June 30, 2008, as compared to $7.1 million for the same period in 2007. Non-interest expense generally includes costs associated with employee salaries and benefits, occupancy expenses, data processing fees, core deposit intangible amortization, and other operating expenses.

The table below presents non-interest expense, by major category, for the six months ended June 30, 2008 and 2007 (in thousands):

                                                       Six months ended
                                                            June 30,
         Non-Interest Expense                           2008       2007
         --------------------                         --------   --------

         Salaries and employee benefits               $  3,866   $  3,494
         Net occupancy expenses                          1,009        932
         Outside service fees                              426        416
         Data processing fees                              436        444
         Core deposit intangible amortization              241        276
         Audit and tax fees                                160        265
         Advertising and marketing expenses                139         74
         Legal expenses                                    110        182
         Printing, stationery and supplies                 104        116
         Other operating expenses                        1,209        896
                                                      --------   --------
            Total                                     $  7,700   $  7,095
                                                      ========   ========

Income Tax Expense

The Company recorded an income tax expense of $653,000 on income before taxes of $1.9 million for the six months ended June 30, 2008, resulting in an effective tax rate of 33.57%, as compared to an income tax expense of $376,000 on a loss before taxes of $151,000 for the six months ended June 30, 2007.

The reason the Company recorded an income tax expense for the six months ended June 30, 2007, even though the Company reported a net loss for the period, resulted from the fact that the majority of the investment securities for which the $1.96 million other-than-temporary impairment was recorded were held by CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A. A full valuation allowance was recorded for the impairment of the investment securities sold by CJB Investment Company. The impairment of the investment securities at the investment company level was considered a capital loss for tax purposes while the impairment of the investment securities held by Central Jersey Bank, N.A. was considered an ordinary loss for tax purposes. CJB Investment Company did not, at the time, have the ability to generate capital gains and utilize the capital losses and thus a full valuation allowance was required for the investment company available-for-sale securities which were identified as other-than-temporarily impaired.

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on hand, due from banks and federal funds sold. At June 30, 2008, cash and cash equivalents were $12.7 million, a decrease of $2.2 million, or 14.8%, from the December 31, 2007 total of $14.9 million. This decrease was due primarily to the timing of cash flows related to the Company's business activities.

Investment Portfolio

Investment securities totaled $140.7 million at June 30, 2008, an increase of $8.4 million, or 6.4%, over the December 31, 2007 total of $132.3 million. The increase was attributable to the purchase of $44.6 million of mortgage-backed securities, less principal pay downs and maturities, as described below, and $600,000 of bond anticipation notes during the period. For the six months ended June 30, 2008, principal pay downs of mortgage-backed securities totaled $16.9 million, $6.4 million of government-sponsored agency securities and $2.9 million in bond anticipation notes matured, and $8.4 million in mortgage-backed securities were sold. In addition, at June 30, 2008, the unrealized loss on available-for-sale securities totaled $2.2 million. The unrealized losses on investment securities were the result of general interest rate increases. Fannie Mae and Freddie Mac guarantee the contractual cash flows of these investment securities. Since the decrease in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investment securities until a market price recovery or maturity, these investment securities are not considered other-than-temporarily impaired.

Loan Portfolio

Loans, net of the allowance for loan losses, closed the six months ended June 30, 2008 at $326.1 million, an increase of $14.3 million, or 4.6%, over the $311.8 million balance at December 31, 2007. The increase in loans was due primarily to the origination of commercial real estate loans, consumer home equity loans and lines of credit during the period.

Loan portfolio composition remained consistent at June 30, 2008, as compared to December 31, 2007, with commercial loans comprising 84.8% of total loans outstanding at June 30, 2008, as compared to 85.6% at December 31, 2007. In addition, Central Jersey Bancorp had non-accrual loans totaling $2.1 million at June 30, 2008, as compared to $214,000 at December 31, 2007. Net loans totaled $326.1 million at June 30, 2008, as compared to $311.8 million at December 31, 2007, an increase of $14.3 million, or 4.6%. The allowance for loan losses increased to $3.56 million, or 1.09% of total gross loans, at June 30, 2008, as compared to $3.41 million, or 1.08% of total gross loans, at December 31, 2007.

There were no loans held-for-sale at June 30, 2008, as compared to $658,000 at December 31, 2007. The decrease in loans held-for-sale is due primarily to the timing of loan closings and sales.

Allowance for Loan Losses and Related Provision

The allowance for loan losses, which began the year at $3.41 million, or 1.08% of total loans, was $3.56 million at June 30, 2008, or 1.09% of total loans. There were no loan charge-offs during the three and six months ended June 30, 2008 and 2007. Loan loss recoveries totaled $3,000 and $6,000, respectively, during the three and six months ended June 30, 2008, as compared to $93,000 and $96,000, respectively, for the same periods in 2007.

For the three and six months ended June 30, 2008, the provision for loan losses was $81,000 and $146,000, respectively, as compared to $40,000 and $165,000, respectively, for the same periods in 2007. The provision for loan losses recorded for each period is representative of the loan growth that occurred during the period and the risk profile of the loan portfolio.

Non-performing Loans

A loan is considered to be non-performing  if it (1) is on a non-accrual  basis,
(2) is past due ninety days or more and still accruing interest, or (3) has been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial position of the borrower. A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only where it is both adequately secured as to principal and is in the process of collection. Central Jersey Bancorp, at June 30, 2008, had non-performing loans totaling $2.1 million, as compared to $214,000 at December 31, 2007. Non-performing loans at June 30, 2008 included three commercial loans; one loan with a balance of $88,000, which was placed on non-accrual status as of June 30, 2006 with a risk rating of "substandard", one loan with a balance of $126,000, which was placed on non-accrual as of December 31, 2007 with a risk rating of "doubtful" and one loan with a balance of $1.8 million, which was placed on non-accrual status as of April 30, 2008 with a risk rating of "substandard". These loans are considered impaired and are evaluated in accordance with SFAS No. 114.

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

At June 30, 2008, Central Jersey Bancorp had impaired loans totaling $2.1 million, as compared to no impaired loans at December 31, 2007. Impaired loans included one loan, in particular, with a balance of $1.8 million at June 30, 2008, which required a $50,000 specific reserve. This specific reserve was included in the Company's overall allowance for loan losses balance at June 30, 2008.

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

As of June 30, 2008, loans on the watch list totaled $12.6 million, as compared to $6.0 million at December 31, 2007. This increase was representative of the changes in the risk profile of the loan portfolio. Loans which were risk rated "special mention" increased by $4.6 million, to $10.0 million, at June 30, 2008 from $5.4 million at December 31, 2007. Loans which were risk rated "substandard" increased by $1.9 million, to $2.5 million, at June 30, 2008 from $581,000 at December 31, 2007. Loans which were risk rated "doubtful" increased to $176,000 at June 30, 2008 from no loans risk rated "doubtful" at December 31, 2007.

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

The Company's exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contract or notional amount of financial instruments which represent credit risk at June 30, 2008 and December 31, 2007 is as follows (in thousands):

                                                     June 30,   December 31,
                                                       2008         2007
      ----------------------------------------------------------------------
      Standby letters of credit                      $  1,448   $      1,361
      Outstanding loan and credit line commitments   $ 72,274   $     77,689
      ----------------------------------------------------------------------

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party. The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers. All of Central Jersey Bank, N.A.'s outstanding standby letters of credit are performance standby letters within the scope of the FASB Interpretation No. 45. These are irrevocable undertakings by Central Jersey Bank, N.A., as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation. Most of Central Jersey Bank, N.A.'s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments Central Jersey Bank, N.A. could be required to make equals the face amount of the letters of credit. Central Jersey Bank, N.A.'s liability for performance standby letters of credit was immaterial at June 30, 2008 and December 31, 2007.

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

Deposits

One of Central Jersey Bancorp's primary strategies is the accumulation and retention of core deposits. Core deposits are defined as all deposits with the exception of certificates of deposits in excess of $100,000. Deposits, at June 30, 2008, totaled $406.2 million, an increase of $2.9 million, or 0.72%, from the December 31, 2007 total of $403.3 million. The modest increase in deposit balances was reflective of the competitive deposit pricing environment and general economic slowdown. Core deposits as a percentage of total deposits were 82.6% and 84.8%, respectively, at June 30, 2008 and December 31, 2007.

Borrowings

Borrowings were $53.1 million at June 30, 2008, as compared to $24.6 million at December 31, 2007, representing an increase of $28.5 million, or 115.9%. The increase was due to growth in the bank subsidiary's sweep account product for business customers and $21.2 million in Federal Home Loan Bank advances. The Federal Home Loan Bank advances were used to fund loan growth and the purchase of mortgage-backed securities during the period.

Liquidity and Capital Resources

Liquidity defines the ability of Central Jersey Bank, N.A. to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank's asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements. The liquidity needs of Central Jersey Bank, N.A. have been primarily met by cash on hand, loan and investment amortizations and borrowings. Central Jersey Bank, N.A. invests funds not needed for operations (excess liquidity) primarily in daily federal funds sold. During the six months ended June 30, 2008, Central Jersey Bank, N.A. continued to maintain a large secondary source of liquidity known as investment securities available-for-sale. The fair value of that portfolio was $127.3 million and $114.8 million, at June 30, 2008 and December 31, 2007, respectively.

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

Supplemental  sources  of  liquidity  include  large  certificates  of  deposit, wholesale and retail repurchase agreements, and lines of credit with correspondent banks. Correspondent banks, which are typically referred to as "banker's banks," offer essential services such as cash letter processing, investment services, loan participation support, wire transfer operations and other traditional banking services. Brokered deposits, which are deposits obtained, directly or indirectly, from or through the mediation or assistance of a deposit broker, may be utilized as supplemental sources of liquidity in accordance with Central Jersey Bank, N.A.'s balance sheet management policy.
Contingent liquidity sources may include off-balance sheet funds, such as advances from both the FHLB and the Federal Reserve Bank, and federal funds purchase lines with "upstream" correspondents. An additional source of liquidity is made available by curtailing loan activity and instead using the available cash to fund short-term investments such as overnight federal funds sold or other approved investments maturing in less than one year. In addition, future expansion of Central Jersey Bank, N.A.'s retail banking network is expected to create additional sources of liquidity from new deposit customer relationships. Available liquidity and borrowing capacity is reviewed by management on a monthly basis. As of June 30, 2008, the Company's liquidity surplus was $116.8 million.

Central Jersey Bank, N.A. is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Central Jersey Bank, N.A.'s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Central Jersey Bank, N.A. must meet specific capital guidelines that involve quantitative measures of Central Jersey Bank, N.A.'s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Central Jersey Bank, N.A.'s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Central Jersey Bank, N.A. to maintain minimum amounts and ratios (set forth in the following table) of Total Capital and Tier 1 Capital to risk weighted assets and of Tier 1 Capital to average assets (leverage ratio). As of June 30, 2008, Central Jersey Bancorp and Central Jersey Bank, N.A. met all capital adequacy requirements to which they were subject.

The following is a summary of Central Jersey Bank, N.A.'s and Central Jersey Bancorp's actual capital ratios as of June 30, 2008 and December 31, 2007, compared to the minimum capital adequacy requirements and the requirements for classification as a "well-capitalized" institution:

                                              Tier I                    Tier I
                                            Capital to                Capital to             Total Capital to
                                       Average Assets Ratio         Risk Weighted             Risk Weighted
                                         (Leverage Ratio)            Asset Ratio               Asset Ratio
                                     June 30,   December 31,   June 30,   December 31,   June 30,   December 31,
Actual Ratios                          2008         2007         2008         2007         2008         2007
-------------                        --------   ------------   --------   ------------   --------   ------------
Central Jersey Bancorp                 8.81%        9.08%        11.91%       12.74%       12.89%       13.73%
Central Jersey Bank, N.A.              8.99%        9.34%        12.06%       12.94%       13.03%       13.93%

Required Regulatory Ratios
--------------------------
"Adequately capitalized"
institution (under federal
regulations)                           4.00%        4.00%         4.00%        4.00%        8.00%        8.00%

"Well capitalized" institution
(under federal regulations)            5.00%        5.00%         6.00%        6.00%       10.00%       10.00%

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         Information regarding Central Jersey Bancorp's common stock repurchases for the three months ended June 30, 2008, is as follows:

                      Issuer Purchases of Equity Securities

                                                                                                Maximum
                                                                         Total Number of       Number of
                                                                              Shares        Shares that May
                                                                           Purchased as         Yet Be
                                          Total Number   Average Price   Part of Publicly      Purchased
                                            of Shares         Paid           Announced         Under the
         Period                           Purchased(1)    Per Share(2)       Program            Program
-----------------------------------------------------------------------------------------------------------
April 1, 2008 through April 30, 2008         13,547          $ 7.41           61,322            463,678
-----------------------------------------------------------------------------------------------------------
May 1, 2008 through May 31, 2008             15,513          $ 7.47           76,835            448,165
-----------------------------------------------------------------------------------------------------------
June 1, 2008 through June 30, 2008           25,818          $ 8.05          102,653            422,347
===========================================================================================================
Total                                        54,878          $ 7.73          102,653            422,347
===========================================================================================================

(1) On January 7, 2008, Central Jersey Bancorp announced its intention to repurchase up to 5.7%, or 525,000 shares, of the 9,183,290 shares of common stock then outstanding. Repurchases may be made from time to time, in the open market, in unsolicited negotiated transactions or in such other manner deemed appropriate by management, at prices not exceeding prevailing market prices, subject to availability of the shares, over twenty-four months ending December 31, 2009, or such shorter or longer period of time as Central Jersey Bancorp may determine.

(2) Excludes the broker commission of $0.04 per share, or $2,126, that was paid by the Company with respect to the shares purchased through the common stock repurchase plan for the three months ended June 30, 2008.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

At the Annual Meeting of Shareholders of Central Jersey Bancorp held on May 28, 2008, the shareholders elected each of James G. Aaron, Esq., Mark R. Aikins, Esq., John A. Brockriede, George S. Callas, Paul A. Larson, Jr., John F. McCann, Carmen M. Penta, C.P.A., Mark G. Solow, James S. Vaccaro and Robert S. Vuono to serve as a director of the Company. Each nominee for director was elected for a one year term. The balloting for election was as follows:

---------------------------------------------------------------------------------------------
                                                                          Votes
Name of Director                               Votes For   Percentage   Withheld   Percentage
---------------------------------------------------------------------------------------------
James G. Aaron, Esq.                           7,034,296      96.0       290,780       4.0
---------------------------------------------------------------------------------------------
Mark R. Aikins, Esq.                           7,106,911      97.0       218,165       3.0
---------------------------------------------------------------------------------------------
John A. Brockriede                             7,138,451      97.4       186,625       2.6
---------------------------------------------------------------------------------------------
George S. Callas                               7,026,664      95.9       298,412       4.1
---------------------------------------------------------------------------------------------
Paul A. Larson, Jr.                            7,141,033      97.5       184,043       2.5
---------------------------------------------------------------------------------------------
John F. McCann                                 7,014,354      95.7       310,722       4.3
---------------------------------------------------------------------------------------------
Carmen M. Penta, C.P.A.                        7,141,531      97.5       183,545       2.5
---------------------------------------------------------------------------------------------
Mark G. Solow                                  7,029,951      96.0       295,125       4.0
---------------------------------------------------------------------------------------------
James S. Vaccaro                               7,112,698      97.1       212,378       2.9
---------------------------------------------------------------------------------------------
Robert S. Vuono                                7,131,375      97.3       193,701       2.7
---------------------------------------------------------------------------------------------

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

                                    Central Jersey Bancorp
                                    --------------------------------------------
                                    Registrant

Date:   August 8, 2008                /s/ James S. Vaccaro
                                    --------------------------------------------
                                    James S. Vaccaro
                                    President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date:   August 8, 2008                /s/ Anthony Giordano, III
                                    --------------------------------------------
                                    Anthony Giordano, III
                                    Executive Vice President, Chief Financial
                                    Officer, Treasurer and Assistant Secretary
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

   10.13 Lease Agreement by and between FPN Prime, L.L.C., as Landlord, and Central Jersey Bank, N.A., as Tenant, dated October 4, 2007, for executive office space located at 1903 Highway 35, Oakhurst, New Jersey.

   31.1       Section 302 Certification of Chief Executive Officer.

   31.2       Section 302 Certification of Chief Financial Officer.

   32.1       Certification  of Chief  Executive  Officer  Pursuant to 18 U.S.C.
              Section 1350.

   32.2       Certification  of Chief  Financial  Officer  Pursuant to 18 U.S.C.
              Section 1350.