Form 10-Q
period 2008-09-30
CENTRAL JERSEY BANCORP
filed 2008-11-07
CIK 1172353

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2008.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________.

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

                   1903 Highway 35, Oakhurst, New Jersey 07755
                   -------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (732) 663-4000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                627 Second Avenue, Long Branch, New Jersey 07740
              -----------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)

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

    Large accelerated filer   [_]             Accelerated filer           [X]
    Non-accelerated filer     [_]             Smaller reporting company   [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X].

As of October 30, 2008, there were 9,003,153 shares of the registrant's common stock, par value $.01 per share, outstanding.

                             Central Jersey Bancorp
                               INDEX TO FORM 10-Q
                               ------------------
                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION
------     ---------------------

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition (unaudited)
           as of September 30, 2008 and December 31, 2007......................1

           Consolidated Statements of Income (unaudited)
           for the three and nine months ended September 30, 2008 and 2007.....2

           Consolidated Statements of Changes in Shareholders' Equity (unaudited) for the three and nine months ended
           September 30, 2008 and 2007.........................................3

           Consolidated Statements of Cash Flows (unaudited)
           for the nine months ended September 30, 2008 and 2007...............4

           Notes to Unaudited Consolidated Financial Statements................5

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations...................20

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........37

Item 4.    Controls and Procedures............................................37

PART II.   OTHER INFORMATION
-------    -----------------

Item 1.    Legal Proceedings..................................................38

Item 1A.   Risk Factors.......................................................38

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds........38

Item 3.    Defaults Upon Senior Securities....................................39

Item 4.    Submission of Matters to a Vote of Security Holders................39

Item 5.    Other Information..................................................39

Item 6.    Exhibits...........................................................39

Signatures....................................................................40

Index of Exhibits............................................................E-1

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

                                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                           CENTRAL JERSEY BANCORP
                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                (unaudited)
                                (dollars in thousands, except share amounts)
                                                                               September 30,   December 31,
                                                                                   2008            2007
                                                                               ------------    ------------
ASSETS
------
Cash and due from banks                                                        $     11,214    $     11,198
Federal funds sold                                                                    1,164           3,679
                                                                               ------------    ------------
     Cash and cash equivalents                                                       12,378          14,877

Investment securities available-for-sale, at fair value                             136,521         114,824
Investment securities held-to-maturity (fair value of $14,893 and
    $17,379, respectively, at September 30, 2008 and December 31, 2007)              15,019          17,430
Federal Reserve Bank stock                                                            1,960           1,960
Federal Home Loan Bank stock                                                          2,549             550
Loans held-for-sale                                                                      --             658

Loans                                                                               347,043         315,173
     Less: Allowance for loan losses                                                  3,817           3,408
                                                                               ------------    ------------
          Loans, net                                                                343,226         311,765

Accrued interest receivable                                                           2,105           2,218
Premises and equipment                                                                5,931           4,626
Bank owned life insurance                                                             3,654           3,565
Goodwill                                                                             26,957          26,957
Core deposit intangible                                                               1,564           1,926
Other assets                                                                          3,039           2,150
                                                                               ------------    ------------
          Total assets                                                         $    554,903    $    503,506
                                                                               ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
     Non-interest bearing                                                      $     79,649    $     73,955
     Interest bearing                                                               326,647         329,335
                                                                               ------------    ------------
                                                                                    406,296         403,290

Borrowings                                                                           72,504          24,564
Subordinated debentures                                                               5,155           5,155
Accrued expenses and other liabilities                                                1,621           1,611
                                                                               ------------    ------------
          Total liabilities                                                         485,576         434,620
                                                                               ------------    ------------

Shareholders' equity:
Common stock, par value $0.01 per share. Authorized
     100,000,000 shares and issued and outstanding
     9,037,598 and 9,183,290 shares, respectively, at September 30, 2008 and
     December 31, 2007                                                                   91              91
Additional paid-in capital                                                           64,344          60,787
Accumulated other comprehensive income                                                  360             848
Treasury stock - at cost, 174,903 and 0 shares, respectively, at September
    30, 2008 and December 31, 2007                                                   (1,328)             --
Retained earnings                                                                     5,860           7,160
                                                                               ------------    ------------
          Total shareholders' equity                                                 69,327          68,886
                                                                               ------------    ------------
          Total liabilities and shareholders' equity                           $    554,903    $    503,506
                                                                               ============    ============

See accompanying notes to unaudited consolidated financial statements.

                                                     1

                                          CENTRAL JERSEY BANCORP
                                    CONSOLIDATED STATEMENTS OF INCOME
                                               (unaudited)
                             (dollars in thousands, except per share amounts)

                                                                Three months ended     Nine months ended
                                                                    September 30,        September 30,
                                                                  2008       2007       2008       2007
                                                                -----------------------------------------
Interest and dividend income:
     Interest and fees on loans                                 $  5,414   $  5,731   $ 15,838   $ 17,320
     Interest on securities available for sale                     1,782      1,501      5,056      3,622
     Interest on securities held to maturity                         173        212        478        674
     Interest on federal funds sold and due from banks                60        348        332      1,302
                                                                -----------------------------------------
          Total interest and dividend income                       7,429      7,792     21,704     22,918

Interest expense:
     Interest expense on deposits                                  1,962      3,237      6,864      9,633
     Interest expense on other borrowings                            429        196        989        539
     Interest expense on subordinated debentures                      78        111        252        330
                                                                -----------------------------------------
          Total interest expense                                   2,469      3,544      8,105     10,502

                                                                -----------------------------------------
          Net interest income                                      4,960      4,248     13,599     12,416
                                                                -----------------------------------------

Provision for loan losses                                            252         --        399        165
                                                                -----------------------------------------
          Net interest income after provision for loan losses      4,708      4,248     13,200     12,251
                                                                -----------------------------------------

Other income (loss):
     Service charges on deposit accounts                             393        373      1,157      1,093
     Gain on the sale of securities available-for-sale               340         --        402         87
     Gain on the sale of loans held-for-sale                          81         14        348         47
     Income on bank owned life insurance                              30         30         89         88
     Impairment on available-for-sale securities                      --         --         --     (1,957)
                                                                -----------------------------------------
          Total other income (loss)                                  844        417      1,996       (642)

Operating expenses:
     Salaries and employee benefits                                1,975      1,785      5,841      5,280
     Net occupancy expenses                                          478        429      1,385      1,201
     Data processing fees                                            272        219        708        663
     Outside service fees                                            200        225        626        641
     Premises and equipment depreciation                             159        167        485        541
     Audit and accounting services                                   145         90        305        355
     Core deposit intangible amortization                            121        138        362        414
     Abandonment of leasehold improvements                            --        137         --        137
     Other operating expenses                                        641        513      1,978      1,566
                                                                -----------------------------------------
          Total other expenses                                     3,991      3,703     11,690     10,798
                                                                -----------------------------------------

Income before provision for income taxes                           1,561        962      3,506        811

Income taxes                                                         536        331      1,189        707
                                                                -----------------------------------------

     Net income                                                 $  1,025   $    631   $  2,317   $    104
                                                                =========================================

Basic earnings per share                                        $   0.11   $   0.07   $   0.25   $   0.01
                                                                =========================================
Diluted earnings per share                                      $   0.11   $   0.07   $   0.24   $   0.01
                                                                =========================================

See accompanying notes to unaudited consolidated financial statements.

                                                    2

                                                      CENTRAL JERSEY BANCORP
                                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                            (unaudited)
                                           (dollars in thousands, except share amounts)

                                                                            Accumulated
                                                               Additional      other
                                                   Common       paid-in    comprehensive     Treasury     Retained
                                                    stock       capital    (loss) income      stock       earnings       Total
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2006                      $       91   $   60,497    $   (1,409)           --    $    6,316    $   65,495
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income                                            --           --            --            --           104           104
    Unrealized loss on securities
       available-for-sale, net of tax of ($100)           --           --           (93)           --            --           (93)
    Reclassification adjustment for
       gains included in net income,
      net of tax of ($37)                                 --           --            50            --            --            50
    Impairment on securities
       available-for-sale, net of tax of ($646)           --           --         1,311            --            --    $    1,311
                                                                                                                       ----------
Total comprehensive income                                --           --            --            --            --         1,372

Exercise of stock options - 82,134 shares,
   including tax benefit of $13                           --          289            --            --            --           289

Cash paid for fractional shares                           --           (4)           --            --            --            (4)

---------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2007                     $       91   $   60,782    $     (141)           --    $    6,420    $   67,152
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2007                      $       91   $   60,787    $      848            --    $    7,160    $   68,886
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income                                            --           --            --            --         2,317         2,317
    Unrealized loss on securities
        available-for-sale, net of tax of $306            --           --          (488)           --            --    $     (488)
                                                                                                                       ----------
Total comprehensive income                                --           --            --            --            --         1,829

Exercise of stock options - 29,699 shares,
   including tax benefit of $41                           --          171            --            --            --           171

Purchase of 174,903 shares outstanding stock;
placed in treasury                                        --           --            --        (1,328)           --        (1,328)

5% stock dividend                                         --        3,390            --            --        (3,390)           --

Cash paid for fractional shares                           --           (4)           --            --            --            (4)

Cumulative effect adjustment
    adoption of EITF 06-4                                 --           --            --            --          (227)         (227)

---------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2008                     $       91   $   64,344    $      360    $   (1,328)   $    5,860    $   69,327
---------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

                                                                3

                                           CENTRAL JERSEY BANCORP
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (unaudited)
                                           (dollars in thousands)
                                                                                        Nine months ended
                                                                                          September 30,
                                                                                        2008         2007
                                                                                     ----------------------
Cash flows from operating activities:
     Net income                                                                      $   2,317    $     104
Adjustments to reconcile net income to net cash provided by operating activities:
    Increase in cash surrender value of life insurance                                     (89)         (88)
    Deferred taxes                                                                         136          286
    Provision for loan losses                                                              399          165
    Depreciation and amortization                                                          485          541
    Net discount accretion on held-to-maturity securities                                  (11)          (8)
    Net (discount accretion) premium amortization on available-for-sale securities         (24)          43
    Core deposit intangible amortization                                                   362          414
    Impairment on available-for-sale securities                                             --        1,957
    Abandonment of leasehold improvements                                                   --          137
    Gain on sale of securities available-for-sale                                         (402)         (87)
    Gain on the sale of loans held-for-sale                                               (348)         (47)
    Originations of loans held-for-sale                                                 (2,795)     (16,935)
    Proceeds from the sale of loans held-for-sale                                        3,464       16,680
    Decrease in accrued interest receivable                                                113          440
    Increase  in other assets                                                           (3,024)        (311)
    (Decrease) increase in accrued expenses and other liabilities                         (217)         218
                                                                                     ---------    ---------
         Net cash provided by operating activities                                         366        3,509
                                                                                     ---------    ---------

Cash flows from investing activities:
     Maturities of and paydowns on investment securities held-to-maturity                7,404        3,116
     Maturities, sales of and paydowns on investment securities available-for-sale      54,137       93,747
     Purchase of investment securities available-for-sale                              (75,896)    (108,975)
     Purchase of investment securities held-to-maturity                                 (4,982)          --
     Decrease in due from broker                                                            --        3,527
     Net (increase) decrease in loans                                                  (31,523)       7,865
     Purchases of premises and equipment, net                                           (1,790)         (89)
                                                                                     ---------    ---------
           Net cash used in investment activities                                      (52,650)        (809)
                                                                                     ---------    ---------

Cash flows from financing activities:
     Net proceeds from stock options exercised                                             171          289
     Net increase (decrease) in non-interest bearing deposits                            5,694       (6,835)
     Net decrease in interest bearing deposits                                          (2,688)     (14,426)
     Net increase in other borrowings                                                    7,918        9,976
     Proceeds from Federal Home Loan Bank advances                                      40,022           --
     Purchase of outstanding stock; placed in treasury                                  (1,328)          --
     Cash paid for fractional shares                                                        (4)          (4)
                                                                                     ---------    ---------
           Net cash provided by (used in) financing activities                          49,785      (11,000)
                                                                                     ---------    ---------

            Decrease in cash and cash equivalents                                       (2,499)      (8,300)

Cash and cash equivalents at beginning of period                                        14,877       37,796
                                                                                     ---------    ---------
Cash and cash equivalents at end of period                                           $  12,378    $  29,496
                                                                                     =========    =========

Cash paid during the period for:
     Interest                                                                        $   8,162    $   9,620
                                                                                     =========    =========
     Income taxes                                                                    $   1,755    $   1,270
                                                                                     =========    =========

See accompanying notes to unaudited consolidated financial statements.

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations that may be expected for all of 2008.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

Earnings per share, average shares outstanding, stock options, stock appreciation rights and related amounts set forth herein for all periods presented have been adjusted to reflect the 5% stock dividends, paid on July 1, 2008 and July 2, 2007.

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

                      Central Jersey Bancorp and Subsidiary

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

Note 2.  Earnings Per Share
---------------------------

The following tables reconcile shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007:

                                                       Three months ended September 30, 2008

                                                        Income    Average shares    Per share
(dollars in thousands, except for per share data)     (numerator)  (denominator)      amount
                                                     ------------------------------------------
Basic EPS
     Income available to common shareholders         $      1,025          9,075   $       0.11
         Effect of dilutive securities:
             Stock options                                     --            430             --
                                                     ------------------------------------------
Diluted EPS
     Income available to common shareholders, plus
             assumed exercise of options             $      1,025          9,505   $       0.11
                                                     ==========================================
                                                         Nine months ended September 30, 2008

                                                        Income    Average shares    Per share
(dollars in thousands, except for per share data)     (numerator)  (denominator)      amount
                                                     ------------------------------------------
Basic EPS
     Income available to common shareholders         $      2,317          9,119   $       0.25
         Effect of dilutive securities:
             Stock options                                     --            426             --
                                                     ------------------------------------------
Diluted EPS
     Income available to common shareholders, plus
             assumed exercise of options             $      2,317          9,545   $       0.24
                                                     ==========================================


                      Central Jersey Bancorp and Subsidiary

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                                       Three months ended September 30, 2007

                                                        Income    Average shares    Per share
(dollars in thousands, except for per share data)     (numerator)  (denominator)      amount
                                                     ------------------------------------------
Basic EPS
     Income available to common shareholders         $        631          9,182   $       0.07
         Effect of dilutive securities:
             Stock options                                     --            431             --
                                                     ------------------------------------------
Diluted EPS
     Income available to common shareholders, plus
             assumed exercise of options             $        631          9,613   $       0.07
                                                     ==========================================
                                                         Nine months ended September 30, 2007

                                                        Income    Average shares    Per share
(dollars in thousands, except for per share data)     (numerator)  (denominator)      amount
                                                     ------------------------------------------
Basic EPS
     Income available to common shareholders         $        104          9,134   $       0.01
         Effect of dilutive securities:
             Stock options                                     --            453             --
                                                     ------------------------------------------
Diluted EPS
     Income available to common shareholders, plus
             assumed exercise of options             $        104          9,587   $       0.01
                                                     ==========================================

For the three months ended September 30, 2008, dilutive securities relating to the Company's employee and director stock option plans totaled 429,821, which, when added to the average basic shares outstanding of 9,074,977, resulted in average diluted shares outstanding of 9,504,798. For the nine months ended September 30, 2008, dilutive securities relating to the Company's employee and director stock option plans totaled 425,888, which, when added to the average basic shares outstanding of 9,118,884, resulted in average diluted shares outstanding of 9,554,772. For the three months ended September 30, 2007, dilutive securities relating to the Company's employee and director stock option plans totaled 430,957, which, when added to the average basic shares outstanding of 9,181,602 resulted in average diluted shares outstanding of 9,612,559. For the nine months ended September 30, 2007, dilutive securities relating to the Company's employee and director stock option plans totaled 452,758, which, when added to the average basic shares outstanding of 9,134,348, resulted in average diluted shares outstanding of 9,587,106.

                      Central Jersey Bancorp and Subsidiary

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

Stock Appreciation Rights

On January 31, 2006, the Company granted under its 2005 Equity Incentive Plan, 173,646 Stock Appreciation Rights ("SARS") (98,389 were granted to employees and 75,257 were granted to directors), each with an exercise price of $9.40. These SARS can only be settled in cash. The SARS vest over a four year period and expire February 1, 2016. The fair value of SARS granted was estimated on September 30, 2008 using the Black-Scholes option pricing model with the following weighted-average assumptions used: stock price $7.50; dividend yield of 0%; expected volatility of 46.50%; risk free interest rate of 2.98%; and expected lives of seven years. These SARS had a fair value of approximately $3.42 per share at September 30, 2008. The Company recorded no share based payment expense for the three months ended September 30, 2008 and a $68,700 (pre-tax) share based payment expense for the nine months ended September 30, 2008, related to the granting of SARS. As of September 30, 2008, total unvested compensation expense associated with the outstanding SARS was approximately $156,000 (pre-tax), which will vest over 16 months.

A summary of the status of the Company's SARS as of and for the nine months ended September 30, 2008 is presented below:

                                           As of and for the nine months
                                                        ended
                                                 September 30, 2008
        ---------------------------------------------------------------
                                                              Weighted
                                                              average
                                                              exercise
                                               SARS            price
        ---------------------------------------------------------------

        Outstanding at beginning of year        167,857    $       9.40

        Granted                                      --              --

        Forfeited                               (31,258)   $       9.40

        Exercised                                    --              --
        ===============================================================

        Outstanding at period end               136,599    $       9.40
        ===============================================================

        SARS exercisable at period end           68,299    $       9.40

        Weighted average fair value of
             SARS granted                  $       3.42

        Unvested SARS at period end              68,300

        Weighted average fair value of
            unvested SARS                  $    233,586
        ===============================================================

                      Central Jersey Bancorp and Subsidiary

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

Stock Option Plan

In 2000, the Company established its Employee and Director Stock Option Plan (the "Plan"). The Plan currently provides for the granting of stock options to purchase in aggregate up to 1,410,349 shares of the Company's common stock, subject to adjustment for certain dilutive events such as stock distributions. During the nine months ended September 30, 2008, no options were granted. As a result of the January 1, 2005 combination with Allaire Community Bank, all outstanding options granted under the Plan became fully vested. In addition, options granted under the Allaire Community Bank Employee and Director Stock Option Plans (the "Allaire Plans") to purchase 841,814 shares of Allaire Community Bank common stock were converted into options to purchase 841,814 shares of Central Jersey Bancorp common stock, all of which are fully vested. The Company does not anticipate granting any additional stock options under the Plan or Allaire Plans.

A summary of the status of the Company's stock options as of and for the nine months ended September 30, 2008 is presented below:

                                           As of and for the nine months
                                             ended September 30, 2008
        ---------------------------------------------------------------
                                                              Weighted
                                                              average
                                                              exercise
                                                Shares          price
        ---------------------------------------------------------------

        Outstanding at beginning of year       1,410,349    $       4.77

        Granted                                       --              --

        Forfeited                                (16,962)   $       9.88

        Exercised                                (29,699)   $       4.41
        ================================================================

        Outstanding at period end              1,363,688    $       4.72
        ================================================================

        Options exercisable at period end      1,363,688    $       4.72

        Weighted average fair value of
             options granted                                         n/a
        ================================================================

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

                      Central Jersey Bancorp and Subsidiary

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS No. 123(R) and SFAS No. 148, Accounting for Stock-Based Compensation. The Company has adopted the modified prospective transition method provided by SFAS No. 123(R), and, as a result, has not retroactively adjusted results from prior periods.

As a result of the adoption of SFAS No. 123(R), the Company has incurred no compensation expense related to the Company's stock compensation plans for the nine months ended September 30, 2008 or years ended December 31, 2007 and 2006, as no stock options were granted during 2008, 2007 or 2006 and all stock options were fully vested prior to January 1, 2006.

Note 3.  Loans Receivable, Net and Loans Held-for-Sale
------------------------------------------------------

Loans receivable, net and loans held-for-sale at September 30, 2008 and December 31, 2007, consisted of the following (in thousands):

                                               September 30,   December 31,
Loan Type                                          2008            2007
---------                                      ------------    ------------

Real estate loans - commercial                 $    259,685    $    240,256
Home equity and second mortgages                     46,933          37,832
Commercial and industrial loans                      35,225          29,371
1-4 family real estate loans                          2,692           3,822
Consumer loans                                        2,211           3,654
                                               ------------    ------------

                Total loans                    $    346,746    $    314,935

     Deferred origination costs, net                    297             238
     Allowance for loan losses                       (3,817)         (3,408)
                                               ------------    ------------
                Loans receivable, net          $    343,226    $    311,765
                                               ============    ============

Loans held-for-sale                            $         --    $        658
                                               ============    ============

Non-Performing Loans

Loans are considered to be non-performing if they (a) are on a non-accrual basis, (b) are past due ninety days or more and still accruing interest, or (c) have been renegotiated to provide a reduction or deferral of interest because of a weakening in the financial position of the borrowers. A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. The Company had non-accrual loans totaling $924,000 at September 30, 2008, as compared to $214,000 at December 31, 2007. Non-performing loans at September 30, 2008 included two commercial loans; one loan with a balance of $86,000, which was placed on non-accrual status as of June 30, 2006 with a risk rating of "substandard," and one loan with a balance of $838,000, which was placed on non-accrual status as of May 2008 with a risk rating of "substandard." It should be noted that the second loan had a balance of $1.8 million when it was placed on non-accrual status but a principal payment of $1.0 million was received in September 2008, which has reduced the loan balance to $838,000. These loans were considered impaired and were evaluated in

                      Central Jersey Bancorp and Subsidiary

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. After evaluation, a specific reserve of approximately $15,000 was required for one of the impaired loans.

The allowance for loan losses, which began the year at $3.41 million, or 1.08% of total loans, increased to $3.82 million at September 30, 2008, or 1.10% of total loans. There were no loan charge-offs during the three and nine months ended September 30, 2008, as compared to $4,000 for both periods in 2007. Loan loss recoveries totaled $4,000 and $10,000, respectively, during the three and nine months ended September 30, 2008, as compared to $3,000 and $99,000, respectively, for the same periods in 2007.

Note 4.  Deposits
-----------------

The major types of deposits at September 30, 2008 and December 31, 2007 were as follows (in thousands):

                                            September 30,  December 31,
Deposit Type                                    2008          2007
------------                                ------------   ------------

Demand deposits, non-interest bearing       $     79,649   $     73,955
Savings, N.O.W. and money market accounts        173,982        187,354
Certificates of deposit of less than $100         78,973         80,587
Certificates of deposit of $100 or more           73,692         61,394
                                            ------------   ------------

     Total                                  $    406,296   $    403,290
                                            ============   ============

Note 5.  Borrowings
-------------------

Borrowed funds at September 30, 2008 and December 31, 2007 are summarized as follows (in thousands):

                                       September 30,    December 31,
                                           2008            2007
                                       -----------------------------
          Borrowings                   $      72,504    $     24,564
          ----------------------------------------------------------
          Total                        $      72,504    $     24,564
          ==========================================================

Borrowings were $72.5 million at September 30, 2008, as compared to $24.6 million at December 31, 2007. Borrowings typically include wholesale borrowing arrangements as well as arrangements with deposit customers of Central Jersey Bank, N.A. to sweep funds into short-term borrowings. As of September 30, 2008, borrowings included $32.5 million in bank sweep funds, $18.8 million in Federal Home Loan Bank overnight advances, $20.0 million in Federal Home Loan Bank callable advances and $1.2 million in Federal Home Loan Bank fixed rate advances. These borrowings were used to fund interest-earning assets. Central Jersey Bank, N.A. uses investment securities to pledge as collateral for repurchase agreements. At September

                      Central Jersey Bancorp and Subsidiary

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

30, 2008 and December 31, 2007, Central Jersey Bank, N.A. had unused lines of credit with the FHLB of $79.8 million and $8.9 million, respectively.

At September 30, 2008, Central Jersey Bank, N.A. had outstanding Federal Home Loan Bank callable advances as follows (in thousands):

        Date          Amount       Rate         Term       Call Feature
     ------------------------------------------------------------------
      1/24/2008      $ 10,000     2.710%      10 n/c 2       One Time
      2/01/2008         5,000     2.380%       5 n/c 1       One Time
      2/01/2008         5,000     2.903%       7 n/c 3       One Time
                     -------------------
                     $ 20,000     2.676%
                     ===================

At September 30, 2008, Central Jersey Bank, N.A. had the following outstanding Federal Home Loan Bank fixed rate advance (in thousands):

        Date          Amount       Rate         Term       Maturity
     ----------------------------------------------------------------
      5/28/2008       $ 1,223     4.940%      13 years    5/28/2021

Note 6.  Subordinated Debentures
--------------------------------

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

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of subordinated debentures from Central Jersey Bancorp. The subordinated debentures bear a variable interest rate equal to LIBOR plus 285 basis points. Although the subordinated debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve. The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp. At September 30, 2008, $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital. Central Jersey Bancorp is using the proceeds it received from the subordinated debentures to support the general balance sheet growth of Central Jersey Bancorp and to help ensure that Central Jersey Bank, N.A. maintains the required regulatory capital ratios.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank

                      Central Jersey Bancorp and Subsidiary

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital. At September 30, 2008, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities. Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital. However, in the event that the trust preferred issues do not qualify as Tier I Capital, Central Jersey Bank, N.A. would remain well capitalized.

Note 7.  Income Taxes
---------------------

The Company recorded an income tax expense of $536,000 on income before taxes of $1.6 million for the three months ended September 30, 2008, resulting in an effective tax rate of 34.34%, as compared to an income tax expense of $331,000 on income before taxes of $962,000 for the three months ended September 30, 2007, resulting in an effective tax rate of 34.41%.

The Company recorded an income tax expense of $1.2 million on income before taxes of $3.5 million for the nine months ended September 30, 2008, resulting in an effective tax rate of 33.91%, as compared to an income tax expense of $707,000 on income before taxes of $811,000 for the nine months ended September 30, 2007, resulting in an effective tax rate of 87.18%. The lower than anticipated income tax rate for the nine months ended September 30, 2008 was due to the tax treatment applied to gains on the sale of investment securities by CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A. Since the gains were realized in CJB Investment Company, the gains are considered capital gains and are permitted to be offset against the remaining capital loss carry-forwards resulting from the 2007 balance sheet restructuring initiative.

The Company's effective tax rate of 87.18% for the nine months ended September 30, 2007, resulted from the fact that the majority of the investment securities for which the $1.96 million other-than-temporary impairment was recorded were held by CJB Investment Company. A full valuation allowance was recorded for the impairment of the investment securities sold by CJB Investment Company. The impairment of the investment securities at the investment company level was considered a capital loss for tax purposes while the impairment of the investment securities held by Central Jersey Bank, N.A. was considered an ordinary loss for tax purposes. CJB Investment Company did not, at the time, have the ability to generate capital gains and utilize the capital losses and thus a full valuation allowance was required for the investment company available-for-sale securities which were identified as other-than-temporarily impaired.

Note 8.  Fair Value Measurements
--------------------------------

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities. In accordance with the Financial Accounting Standards Board (the "FASB") Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value

                      Central Jersey Bancorp and Subsidiary

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

measurements. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a significant impact on the Company's consolidated financial condition or results of operations. The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities is not expected to have a significant impact on the Company's consolidated financial condition or results of operations.

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

Investment securities available-for-sale - Investment securities classified as available-for-sale are reported at fair value utilizing Level II inputs. For these investment securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S.
Treasury yield curve, live trading levels, trade execution data, market consensus

                      Central Jersey Bancorp and Subsidiary

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

prepayment speeds, credit information and the investment security's terms and conditions, among other things.

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

The following table summarizes financial assets measured fair value on a recurring basis as of September 30, 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

                                                                    Total
                            Level I      Level II     Level III   fair value
                           -------------------------------------------------
Investment securities
 available-for-sale        $       --   $  136,521   $       --   $  136,521
Impaired loans                     --           --          974          974
Servicing rights                   --           --          134          134
                           -------------------------------------------------
     Total assets          $       --   $  136,521   $    1,108   $  137,629

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at September 30, 2008.

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

Note 9.  Post Retirement Benefits
---------------------------------

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

During the nine months ended September 30, 2008, Central Jersey Bancorp recognized and recorded a deferred compensation liability of $227,000 for future benefits related to an endorsement split-dollar life insurance arrangement subject to EITF Issue No. 06-4.

Note 10.  Recent Accounting Pronouncements
------------------------------------------

In November 2007, the SEC issued Staff Accounting Bulletin ("SAB") No. 109, Written Loan Commitments Recorded at Fair Value through Earnings. This SAB expresses the views of the Staff regarding written loan commitments that are accounted for at fair value through earnings under GAAP. To make the Staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments. Specifically, the SAB revises the SEC Staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the Staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The Staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The implementation of this SAB did not have a material impact on the Company's consolidated financial condition or results of operations.

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

                      Central Jersey Bancorp and Subsidiary

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

beginning of a company's fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company's accounting for business combinations completed beginning January 1, 2009.

In December 2007, FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51, was issued. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact this new pronouncement will have on its consolidated financial condition and results of operations.

In February 2008, the FASB issued a FASB Staff Position ("FSP") FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact this new pronouncement will have on its consolidated financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133, (Statement 161). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 has been applied, and the impact that hedges have on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the potential impact this new pronouncement will have on its consolidated financial condition and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB's plan to designate as authoritative its forthcoming codification of accounting standards. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's ("PCAOB") related amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, to remove the GAAP hierarchy from its auditing standards. The hierarchical guidance provided by SFAS No. 162 is not expected to have a significant impact on the Company's consolidated financial condition or results of operations.

                      Central Jersey Bancorp and Subsidiary

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash to account for the debt and equity components separately. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years, and must be applied retrospectively to all periods presented. Early adoption is prohibited. The Company is currently evaluating the potential impact this new pronouncement will have on its consolidated financial condition and results of operations.

In June 2008, the EITF of the FASB discussed public comments received on EITF Issue No. 08-3, Accounting by Lessees for Nonrefundable Maintenance Deposits. The Task Force reached a consensus that lessees should account for nonrefundable maintenance deposits as deposit assets if it is probable that maintenance activities will occur and the deposit is therefore realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be charged to expense. The consensus is effective for fiscal years beginning after December 15, 2008, and should be initially applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. Early application is not permitted. The Company is currently evaluating the potential impact this new pronouncement will have on its consolidated financial condition and results of operations.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on the Company's consolidated financial condition or results of operations.

In September 2008, the FASB ratified EITF Issue No. 08-5, Issuer's Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The implementation of this standard will not have a material impact on the Company's consolidated financial condition or results of operations.

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did

                      Central Jersey Bancorp and Subsidiary

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

not materially affect the Company's consolidated financial condition or results of operations as of and for the three and nine months ended September 30, 2008.

Item 2.       Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations
              ---------------------

General

The following discussion and analysis is intended to provide information about the Company's financial condition as of September 30, 2008 and results of operations for the three and nine months ended September 30, 2008 and 2007. The following information should be read in conjunction with the Company's unaudited consolidated financial statements for the three and nine months ended September 30, 2008 and 2007, including the related notes thereto, contained elsewhere in this document.

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

On a quarterly basis, Central Jersey Bank, N.A. evaluates investment securities for other-than-temporary impairment. For individual investment securities classified as either available-for-sale or held-to-maturity, a determination is made as to whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the individual investment security shall be written down to fair value and the amount of the write-down shall be recognized in earnings. Subsequent increases in the fair value of available-for-sale securities shall be included as a separate component of equity; subsequent decreases in fair value, if not an other-than-temporary impairment, also shall be included as a separate component of equity. After evaluation, as of September 30, 2008, Central Jersey Bank, N.A. noted no other-than-temporary impairment issues. The overall investment security portfolio is in an unrealized gain position and does not reflect any significant individual investment security losses.

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

The allowance for loan losses is based upon the Interagency Policy Statement on the Allowance for Loan and Lease Losses issued jointly by the federal banking agencies on December 13, 2006 (OCC Bulletin 2006-47) and management's evaluation of the adequacy of the allowance, including an assessment of: (a) known and inherent risks in the loan portfolio, (b) the size and composition of the loan portfolio, (c) actual loan loss experience, (d) the level of delinquencies, (e) the individual loans for which full collectibility may not be assured, (f) the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and (g) the current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review Central Jersey Bank, N.A.'s allowance for loan losses. Such agencies may require Central Jersey Bank, N.A. to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of Central Jersey Bank, N.A.'s loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of Central Jersey Bank, N.A.'s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic climate. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond Central Jersey Bank, N.A.'s control. Management believes that the allowance for loan losses is adequate as of September 30, 2008.

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

On January 7, 2008, the Company announced a common stock repurchase program. As authorized by Central Jersey Bancorp's Board of Directors, Central Jersey Bancorp may repurchase up to 5.7%, or 525,000 shares, of the 9,183,290 shares of common stock outstanding at the time the repurchase program was announced. Repurchases may be made from time to time, in the open market, in unsolicited
negotiated   transactions  or  in  such  other  manner  deemed   appropriate  by
management, at prices not exceeding prevailing market prices, subject to availability of the shares, over twenty-four months ending December 31, 2009, or such shorter or longer period of time as Central Jersey Bancorp may determine. The acquired shares are to be held in treasury to be used for general corporate purposes. The Company's repurchase activities take into account SEC safe harbor rules and guidance for issuer repurchases. During the nine months ended September 30, 2008, the Company repurchased 174,903 shares of its common stock at an average price of $7.56 per share.

Overview

Central Jersey Bancorp reported net income of $1.03 million for the three months ended September 30, 2008, a $394,000, or 62.4%, increase over the $631,000 of net income reported for the same period in 2007. Basic and diluted earnings per share for the three months ended September 30, 2008 were $0.11, as compared to basic and diluted earnings per share of $0.07 for the same period in 2007. The reported net income of $1.03 million was the most ever recorded by Central Jersey Bancorp for a quarter. The significant increase in net income is primarily attributable to a number of key factors including: (a) net interest margin expansion, which is the result of the 2007 balance sheet restructuring initiative, lower funding costs and incremental growth in interest-earning assets; (b) the realization of gains in the available-for-sale investment securities portfolio; and (c) cost savings initiatives implemented in the latter part of 2007.

For the nine months ended September 30, 2008, Central Jersey Bancorp reported net income of $2.3 million, as compared to net income of $104,000 for the same period in 2007. Basic and diluted earnings per share for the nine months ended September 30, 2008 were $0.25 and $0.24, respectively, as compared to basic and diluted earnings per share of $0.01 for the same period in 2007. The modest net income reported for the nine months ended September 30, 2007 was due to the balance sheet restructuring initiative announced on April 30, 2007, which resulted in a one-time pre-tax charge of approximately $1.96 million and was reflected in Central Jersey Bancorp's first quarter 2007 unaudited consolidated financial statements.

Total assets of $554.9 million at September 30, 2008 were comprised primarily of $343.2 million in net loans, $151.5 million in investment securities and $12.4 million in cash and cash equivalents, as compared to total assets of $503.5 million at December 31, 2007, which primarily consisted of $311.8 million in net loans, $132.3 million in investment securities, $658,000 in residential loans held-for-sale and $14.9 million in cash and cash equivalents. Total assets at September 30, 2008 were funded primarily through deposits totaling $406.3 million and other borrowings totaling $72.5 million, as compared to $403.3 million and $24.6 million, respectively, at December 31, 2007.

At September 30, 2008 non-accrual loans totaled $924,000, as compared to $214,000 at December 31, 2007. The increase in non-performing loans was due primarily to one commercial loan totaling $838,000 which was placed on non-accrual status in May 2008. It should be noted that this loan had a balance of $1.8 million when it was placed on non-accrual status but a principal payment of $1.0 million was received in September 2008, which has reduced the loan balance to $838,000. There were no loan charge-offs during the three and nine months ended September 30, 2008, as compared to $4,000 for both periods in 2007. Recoveries, which are payments received on loans previously charged-off, totaled $4,000 and $10,000, respectively, during the three and nine months ended September 30, 2008, as compared to $3,000 and $99,000, respectively, for the same periods in 2007.

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

For the Three Months Ended September 30, 2008 and 2007

Net Interest Income

Net interest income was $5.0 million for the three months ended September 30, 2008, as compared to $4.3 million for the same period in 2007. Net interest income for the three months ended September 30, 2008 was comprised of $5.4 million of interest and fees on loans, $2.0 million of interest on securities, and $60,000 of interest on federal funds sold and due from banks, less interest expense on deposits of $2.0 million, interest expense on other borrowed funds of $429,000 and interest expense on subordinated debentures of $78,000. The net interest margin for the three months ended September 30, 2008 was 3.99%, as compared to 3.62% for the same period in 2007.

Interest and dividend income was $7.4 million for the three months ended September 30, 2008, as compared to $7.8 million for the same period in 2007. This represents a decrease of $363,000, or 4.7%. The average yield on interest-earning assets decreased to 5.92% for the three months ended September 30, 2008, from 6.59% for the same period in 2007. The decrease in interest and dividend income and the average yield on interest-earning assets was primarily due to the over 300 basis point reduction in the general level of short term interest rates and the 325 basis point reduction in the Prime Rate of interest which occurred between September 2007 and April 2008.

Average interest-earning assets, which were 91.3% of average total assets, totaled $494.4 million for the three months ended September 30, 2008, and were comprised of $337.5 million in loans, $151.5 million in investment securities, $688,000 in federal funds sold and $4.7 million in other interest bearing deposits.

Interest expense was $2.5 million for the three months ended September 30, 2008, as compared to $3.5 million for the same period in 2007. This represents a decrease of $1.0 million, or 30.3%. The decrease was due primarily to average cost of deposits and interest bearing liabilities which decreased to an average cost of 2.08% for the three months ended September 30, 2008 from an average cost of 3.15% for the same period in 2007, as a result of the previously-mentioned lower interest rate environment. Average interest-bearing deposits totaled $313.6 million for the three months ended September 30, 2008, as compared to $335.0 million for the same period in 2007, a decrease of $21.4 million, or 6.4%, and were comprised of $93.6 million in interest-bearing checking and money market deposits, $69.7 million in savings deposits and $150.3 million in time deposits. Interest expense associated with borrowings and subordinated debentures totaled $429,000 and $78,000, respectively, for the three months ended September 30, 2008, as compared to $196,000 and $111,000, respectively, for the same period in 2007. Borrowings for the three months ended September 30, 2008 averaged $74.4 million, as compared to $23.7 million for the same period in 2007. The increase was due to growth in the bank subsidiary's sweep account product for business customers and $40.0 million in Federal Home Loan Bank advances. The Federal Home Loan Bank advances were used to fund loan growth and the purchase of mortgage-backed securities during the period.

Provision for Loan Losses

For the three months ended September 30, 2008, the provision for loan losses was $252,000, as compared to no provision for the same period in 2007. The provision for loan losses recorded for each period is representative of the loan growth that occurred during the period and the risk profile of the loan portfolio. Included in the provision for loan losses for the three months ended September 30, 2008 was a $15,000 specific reserve for an impaired loan. This loan was evaluated in accordance with SFAS No. 114. There were no loan charge-offs during the three months ended September 30, 2008, as compared to $4,000 for the same period in 2007. Recoveries totaled $4,000 during the three months ended September 30, 2008, as compared to $3,000 for the same period in 2007.

Non-Interest Income

Non-interest income, which consists of service charges on deposit accounts, gains on the sale of investment securities available-for-sale, gains on the sale of loans held-for-sale, income from bank owned life insurance and the impairment on available-for-sale investment securities, was $844,000 for the three months ended September 30, 2008, as compared to $417,000 for the same period in 2007. Gains on the sale of investment securities available-for-sale totaled $340,000 for the three months ended September 30, 2008, as compared to no gains for the same period in 2007. The significant increase in gains on the sale of investment securities available-for-sale is the result of prudent balance sheet management. Gains on the sale of loans held-for-sale were $81,000 for the three months ended September 30, 2008, as compared to $14,000 for the three months ended September 30, 2007. The increase in gains on the sale of loans held-for-sale was due to fees realized from the sale and servicing of SBA loans. The servicing rights fees recorded in conjunction with SBA loans sold were $28,000 for the three months ended September 30, 2008, as compared to no servicing rights fees for the three months ended September 30, 2007. The origination of SBA loans, which are generally sold with servicing retained, commenced in the fourth quarter of 2007, with the initial SBA loan sales occurring during the first quarter of 2008.

Non-Interest Expense

Non-interest expense was $4.0 million for the three months ended September 30, 2008, as compared to $3.7 million for the same period in 2007. Non-interest expense generally includes costs associated with employee salaries and benefits, occupancy expenses, data processing fees, core deposit intangible amortization, and other operating expenses.

The table below presents non-interest expense, by major category, for the three months ended September 30, 2008 and 2007 (in thousands):

                                                   Three months ended
                                                      September 30,
          Non-Interest Expense                      2008       2007
          --------------------                    --------   --------
          Salaries and employee benefits          $  1,975   $  1,785
          Net occupancy expenses                       478        429
          Data processing fees                         272        219
          Outside service fees                         200        225
          Premises and equipment depreciation          159        167
          Audit and tax fees                           145         90
          Core deposit intangible amortization         121        138
          Printing, stationery and supplies             71         56
          Legal expenses                                55         58
          Advertising and marketing expenses            52         41
          Abandonment of leasehold improvements         --        137
          Other operating expenses                     463        358
                                                  --------   --------
                Total                             $  3,991   $  3,703
                                                  ========   ========

Income Tax Expense

The Company recorded an income tax expense of $536,000 on income before taxes of $1.6 million for the three months ended September 30, 2008, resulting in an effective tax rate of 34.34%, as compared to an income tax expense of $331,000 on income before taxes of $962,000 for the three months ended September 30, 2007, resulting in an effective tax rate of 34.41%. The lower than anticipated income tax rate for the three months ended September 30, 2008 was due to the tax treatment applied to gains on the sale of investment securities. Since the gains were realized in CJB Investment Company, the gains are considered capital gains and permitted to be offset against the remaining capital loss carry-forwards resulting from the 2007 balance sheet restructuring initiative.

For the Nine Months Ended September 30, 2008 and 2007

Net Interest Income

Net interest income was $13.6 million for the nine months ended September 30, 2008, as compared to $12.4 million for the same period in 2007. Net interest income for the nine months ended September 30, 2008 was comprised of $15.8 million of interest and fees on loans, $5.5 million of interest on securities, and $332,000 of interest on federal funds sold and due from banks, less interest expense on deposits of $6.9 million, interest expense on other borrowed funds of $989,000 and interest expense on subordinated debentures of $252,000. The net interest margin for the nine months ended September 30, 2008 was 3.78%, as compared to 3.54% for the same period in 2007.

Interest and dividend income was $21.7 million for the nine months ended September 30, 2008, as compared to $22.9 million for the same period in 2007. This represents a decrease of $1.2 million, or 5.2%. The average yield on interest-earning assets decreased to 5.96% for the nine months ended September 30, 2008, from 6.48% for the same period in 2007. The decrease in interest and dividend income and the average yield on interest-earning assets was primarily due to the over 300 basis point reduction in the general level of short term interest rates and the 325 basis point reduction in the Prime Rate of interest which occurred between September 2007 and April 2008. Average interest-earning assets, which were 90.9% of average total assets, totaled $481.1 million for the nine months ended September 30, 2008, and were comprised of $326.8 million in loans, $141.4 million in investment securities, $8.6 million in federal funds sold and $4.3 million in other interest bearing deposits.

Interest expense was $8.1 million for the nine months ended September 30, 2008, as compared to $10.5 million for the same period in 2007. This represents a decrease of $2.4 million, or 22.9%. The decrease was due primarily to average cost of deposits and interest bearing liabilities which decreased to an average cost of 2.36% for the nine months ended September 30, 2008 from an average cost of 3.14% for the same period in 2007, as a result of the previously-mentioned lower interest rate environment. Average interest-bearing deposits totaled $322.2 million for the nine months ended September 30, 2008, as compared to $339.9 million for the same period in 2007, a decrease of $17.7 million, or 5.2%, and were comprised of $106.3 million in interest-bearing checking and money market deposits, $69.4 million in savings deposits and $146.5 million in time deposits. Interest expense associated with borrowings and subordinated debentures totaled $989,000 and $252,000, respectively, for the nine months ended September 30, 2008, as compared to $539,000 and $330,000, respectively, for the same period in 2007. Borrowings for the nine months ended September 30, 2008 averaged $55.9 million, as compared to $20.8 million for the same period in 2007. The increase was due to growth in the bank subsidiary's sweep account product for business customers and $40.0 million in Federal Home Loan Bank advances. The Federal Home Loan Bank advances were used to fund loan growth and the purchase of mortgage-backed securities during the period.

Provision for Loan Losses

For the nine months ended September 30, 2008, the provision for loan losses was $399,000 as compared to $165,000 for the same period in 2007. The provision for loan losses recorded for the nine months ended September 30, 2008 was representative of the loan growth that occurred during the period and the changes in the risk profile of the loan portfolio for such period. Included in the provision for loan losses for the nine months ended September 30, 2008 was a $15,000 specific reserve for an impaired loan. This loan was evaluated in accordance with SFAS No. 114. There were no loan charge-offs during the nine months ended September 30, 2008 as compared to $4,000 for the same period in 2007. Recoveries totaled $10,000 during the nine months ended September 30, 2008, as compared to $99,000 for the same period in 2007.

Non-Interest Income (Loss)

Non-interest income (loss), which consists of service charges on deposit accounts, gains on the sale of investment securities available-for-sale, gains on the sale of loans held-for-sale, income from bank owned life insurance and the impairment on available-for-sale investment securities was $2.0 million for the nine months ended September 30, 2008, as compared to ($642,000) for the same period in 2007. Gains on the sale of investment securities available-for-sale totaled $402,000 for the nine months ended September 30, 2008, as compared to $87,000 for the same period in 2007. The significant increase in gains on the sale of investment securities available-for-sale is the result of prudent balance sheet management. Gains on the sale of loans held-for-sale were $348,000 for the nine months ended September 30, 2008, as compared to $47,000 for the nine months ended September 30, 2007. The significant increase in gains on the sale of loans held-for-sale was due to fees realized from the sale and servicing of SBA loans. The gain on sale of SBA loans was $337,000 for the nine months ended September 30, 2008, as compared to no gain for the nine months ended September 30, 2007. The servicing rights fees recorded in conjunction with SBA loans sold were $135,000 for the nine months ended September 30, 2008, as compared to no servicing rights fees for the nine months ended September 30, 2007. The origination of SBA loans, which are generally sold with servicing retained, commenced in the fourth quarter of 2007, with the initial SBA loan sales occurring during the first quarter of 2008. The loss recorded in non-interest income for the nine months ended September 30, 2007 was directly related to the one-time balance sheet restructuring charge of $1.96 million, pre-tax.

Non-Interest Expense

Non-interest expense was $11.7 million for the nine months ended September 30, 2008, as compared to $10.8 million for the same period in 2007. Non-interest expense generally includes costs associated with employee salaries and benefits, occupancy expenses, data processing fees, core deposit intangible amortization, and other operating expenses.

The table below presents non-interest expense, by major category, for the nine months ended September 30, 2008 and 2007 (in thousands):

                                                   Nine months ended
                                                     September 30,
          Non-Interest Expense                      2008       2007
          --------------------                    --------   --------
          Salaries and employee benefits          $  5,841   $  5,280
          Net occupancy expenses                     1,385      1,201
          Data processing fees                         708        663
          Outside service fees                         626        641
          Premises and equipment depreciation          485        541
          Core deposit intangible amortization         362        414
          Audit and tax fees                           305        355
          Advertising and marketing expenses           191        115
          Printing, stationery and supplies            174        172
          Legal expenses                               165        240
          Abandonment of leasehold improvements         --        137
          Other operating expenses                   1,448      1,039
                                                  --------   --------
                Total                             $ 11,690   $ 10,798
                                                  ========   ========

Income Tax Expense

The Company recorded an income tax expense of $1.2 million on income before taxes of $3.5 million for the nine months ended September 30, 2008, resulting in an effective tax rate of 33.91%, as compared to an income tax expense of $707,000 on income before taxes of $811,000 for the nine months ended September 30, 2007, resulting in an effective tax rate of 87.18%. The lower than anticipated income tax rate for the nine months ended September 30, 2008 was due to the tax treatment applied to gains on the sale of investment securities by CJB Investment Company. Since the gains were realized in CJB Investment Company, the gains are considered capital gains and permitted to be offset against the remaining capital loss carry-forwards resulting from the 2007 balance sheet restructuring initiative.

The Company's effective tax rate of 87.18% for the nine months ended September 30, 2007, resulted from the fact that the majority of the investment securities for which the $1.96 million other-than-temporary impairment was recorded were held by CJB Investment Company. A full valuation allowance was recorded for the impairment of the investment securities sold by CJB Investment Company. The impairment of the investment securities at the investment company level was considered a capital loss for tax purposes while the impairment of the investment securities held by Central Jersey Bank, N.A. was considered an ordinary loss for tax purposes. CJB Investment Company did not, at the time, have the ability to generate capital gains and utilize the capital losses and thus a full valuation allowance was required for the investment company available-for-sale securities which were identified as other-than-temporarily impaired.

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on hand, due from banks and federal funds sold. At September 30, 2008, cash and cash equivalents were $12.4 million, a decrease of $2.5 million, or 16.8%, from the December 31, 2007 total of $14.9 million. This decrease was due primarily to the timing of cash flows related to the Company's business activities.

Investment Portfolio

Investment securities totaled $151.5 million at September 30, 2008, an increase of $19.2 million, or 14.5%, over the December 31, 2007 total of $132.3 million. The increase was attributable to the purchase of $80.2 million of mortgage-backed securities, and $707,000 of bond anticipation notes during the period. For the nine months ended September 30, 2008, principal pay downs of mortgage-backed securities have totaled $21.4 million, $6.4 million of government-sponsored agency securities, $1.0 million of mortgage-backed securities and $3.0 million in bond anticipation notes matured, and $29.1 million in mortgage-backed securities were sold. In addition, at September 30, 2008, the net change of the unrealized gain on available-for-sale securities decreased by $794,000 from December 31, 2007. Fannie Mae and Freddie Mac guarantee the contractual cash flows of these investment securities. Since the decrease in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investment securities until a market price recovery or maturity, these investment securities are not considered other-than-temporarily impaired.

Loan Portfolio

Loans, net of the allowance for loan losses, closed the nine months ended September 30, 2008 at $343.2 million, an increase of $31.4 million, or 10.1%, over the $311.8 million balance at December 31, 2007. The increase in loans was due primarily to the origination of commercial real estate loans, consumer home equity loans and lines of credit during the period.

Loan portfolio composition remained consistent at September 30, 2008, as compared to December 31, 2007, with commercial loans comprising 85.1% of total loans outstanding at September 30, 2008, as compared to 85.6% at December 31, 2007. In addition, Central Jersey Bancorp had non-accrual loans totaling $924,000 at September 30, 2008, as compared to $214,000 at December 31, 2007. The increase in non-performing loans was due primarily to one commercial loan totaling $838,000 which was placed on non-accrual status in May 2008. It should be noted that this loan had a balance of $1.8 million when it was placed on non-accrual status but a principal payment of $1.0 million was received in September 2008, which has reduced the loan balance to $838,000. The allowance for loan losses increased to $3.82 million, or 1.10% of total gross loans, at September 30, 2008, as compared to $3.41 million, or 1.08% of total gross loans, at December 31, 2007.

There were no loans held-for-sale at September 30, 2008, as compared to $658,000 at December 31, 2007. The decrease in loans held-for-sale is due primarily to the timing of loan closings and sales.

Allowance for Loan Losses and Related Provision

The allowance for loan losses, which began the year at $3.41 million, or 1.08% of total loans, increased to $3.82 million at September 30, 2008, or 1.10% of total loans. Non-performing loans totaled $924,000 at September 30, 2008, as compared to $214,000 at December 31, 2007. The increase in non-performing loans was due primarily to one commercial loan totaling $838,000 which was placed on non-accrual status in May 2008. It should be noted that this loan had a balance of $1.8 million when it was placed on non-accrual status but a principal payment of $1.0 million was received in September 2008, which has reduced the loan balance to $838,000. There were no loan charge-offs during the three and nine months ended September 30, 2008 as compared to $4,000 for the same periods in 2007.

For the three and nine months ended September 30, 2008, the provision for loan losses was $252,000 and $399,000, respectively, as compared to no provision for the three months ended September 30, 2007 and $165,000 for the nine months ended September 30, 2007. The provision for loan losses recorded for each period is representative of the loan growth that occurred during the period and the risk profile of the loan portfolio.

Non-performing Loans

A loans is considered to be non-performing if it (1) is on a non-accrual  basis,
(2) is past due ninety days or more and still accruing interest, or (3) has been renegotiated to provide a reduction or deferral of interest because of a weakening in the financial position of the borrowers. A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only when it is both adequately secured as to principal and is in the process of collection. Central Jersey

Bancorp had non-accrual loans totaling $924,000 at September 30, 2008, as compared to $214,000 at December 31, 2007. Non-performing loans at September 30, 2008 included two commercial loans: one loan with a balance of $86,000, was placed on non-accrual status as of June 30, 2006 with a risk rating of "substandard;" and one commercial loan with a balance of $838,000, was placed on non-accrual status as of May 2008 with a risk rating of "substandard." It should be noted that the latter loan had a balance of $1.8 million when it was placed on non-accrual status but a principal payment of $1.0 million was received in September 2008. These loans are considered impaired and are evaluated in accordance with SFAS No. 114.

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

At September 30, 2008, Central Jersey Bancorp had impaired loans totaling $974,000, as compared to no impaired loans at December 31, 2007. Impaired loans included one loan, in particular, with a balance of $838,000 at September 30, 2008, which required a $15,000 specific reserve. This specific reserve was included in the Company's overall allowance for loan losses balance at September 30, 2008.

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

As of September 30, 2008, loans on the watch list totaled $17.8 million, as compared to $6.0 million at December 31, 2007. This increase was representative of the changes in the risk profile of the loan portfolio. Loans which were risk rated "special mention" increased by $11.2 million, to $16.6 million, at September 30, 2008 from $5.4 million at December 31, 2007. Loans which were risk rated "substandard" increased by $600,000, to $1.2 million, at September 30, 2008 from $581,000 at December 31, 2007. Loans which were risk rated "doubtful" increased to $50,000 at September 30, 2008 from no loans risk rated "doubtful" at December 31, 2007. A majority of the risk rating downgrades occurred in the commercial mortgage loan portfolio.

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

The Company's exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contract or notional amount of financial instruments which represent credit risk at September 30, 2008 and December 31, 2007 is as follows (in thousands):

                                                   September 30,  December 31,
                                                       2008          2007
   --------------------------------------------------------------------------
   Standby letters of credit                         $  1,326      $  1,446
   Outstanding loan and credit line commitments      $ 67,377      $ 78,464
   --------------------------------------------------------------------------

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party. The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers. All of Central Jersey Bank, N.A.'s outstanding standby letters of credit are performance standby letters within the scope of the FASB Interpretation No. 45. These are irrevocable undertakings by Central Jersey Bank, N.A., as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation. Most of Central Jersey Bank, N.A.'s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less. The maximum potential future payments Central Jersey Bank, N.A. could be required to make equals the face amount of the letters of credit. Central Jersey Bank, N.A.'s liability for performance standby letters of credit was immaterial at September 30, 2008 and December 31, 2007.

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

Deposits

One of Central Jersey Bancorp's primary strategies is the accumulation and retention of core deposits. Core deposits are defined as all deposits with the exception of certificates of deposits in excess of $100,000. Deposits, at September 30, 2008, totaled $406.3 million, an increase of $3.0 million, or 0.74%, from the December 31, 2007 total of $403.3 million. The modest increase in deposit balances was reflective of the competitive deposit pricing environment and general economic slowdown. Core deposits as a percentage of total deposits were 81.9% and 84.8%, respectively, at September 30, 2008 and December 31, 2007.

Borrowings

Borrowings were $72.5 million at September 30, 2008, as compared to $24.6 million at December 31, 2007, representing an increase of $47.9 million, or 194.7%. Borrowings typically include wholesale borrowing arrangements as well as arrangements with deposit customers of Central Jersey Bank, N.A. to sweep funds into short-term borrowings. As of September 30, 2008, borrowings included $32.5 million bank sweep funds, $18.8 million in Federal Home Loan Bank overnight advances, $20.0 million in Federal Home Loan Bank callable advances and $1.2 million in Federal Home Loan Bank fixed rate advances. The increase was due to growth in the bank subsidiary's sweep account product for business customers and $40.0 million in Federal Home Loan Bank advances. The Federal Home Loan Bank advances were used to fund loan growth and the purchase of mortgage-backed securities during the period.

Liquidity and Capital Resources

Liquidity defines the ability of Central Jersey Bank, N.A. to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank's asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements. The liquidity needs of Central Jersey Bank, N.A. have been primarily met by cash on hand, loan and investment amortizations and borrowings. Central Jersey Bank, N.A. invests funds not needed for operations (excess liquidity) primarily in daily federal funds sold. During the nine months ended September 30, 2008, Central Jersey Bank, N.A. continued to maintain a large secondary source of liquidity known as investment securities available-for-sale. The fair value of that portfolio was $136.5 million at September 30, 2008 and $114.8 million at December 31, 2007.

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

Supplemental  sources  of  liquidity  include  large  certificates  of  deposit, wholesale and retail repurchase agreements, and lines of credit with correspondent banks. Correspondent banks, which are typically referred to as "banker's banks," offer essential services such as cash letter processing, investment services, loan participation support, wire transfer operations and other traditional banking services. Brokered deposits, which are deposits obtained, directly or indirectly, from or through the mediation or assistance of a deposit broker, may be utilized as supplemental sources of liquidity in accordance with Central Jersey Bank, N.A.'s balance sheet management policy.
Contingent liquidity sources may include off-balance sheet funds, such as advances from both the FHLB and the Federal Reserve Bank, and federal funds purchase lines with "upstream" correspondents. An additional source of liquidity is made available by curtailing loan activity and instead using the available cash to fund short-term investments such as overnight federal funds sold or other approved investments maturing in less than one year. In addition, future expansion of Central Jersey Bank, N.A.'s retail banking network is expected to create additional sources of liquidity from new deposit customer relationships. Available liquidity and borrowing capacity is reviewed by management on a monthly basis. As of September 30, 2008, the Company's liquidity surplus was $90.7 million.

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

Quantitative measures established by regulation to ensure capital adequacy require Central Jersey Bank, N.A. to maintain minimum amounts and ratios (set forth in the following table) of Total Capital and Tier 1 Capital to risk weighted assets and of Tier 1 Capital to average assets (leverage ratio). As of September 30, 2008, Central Jersey Bancorp and Central Jersey Bank, N.A. met all capital adequacy requirements to which they were subject.

The following is a summary of Central Jersey Bank, N.A.'s and Central Jersey Bancorp's actual capital ratios as of September 30, 2008 and December 31, 2007, compared to the minimum capital adequacy requirements and the requirements for classification as a "well-capitalized" institution:

                                              Tier I                          Tier I
                                            Capital to                      Capital to                   Total Capital to
                                       Average Assets Ratio               Risk Weighted                   Risk Weighted
                                         (Leverage Ratio)                  Asset Ratio                     Asset Ratio
                                   September 30,   December 31,    September 30,   December 31,    September 30,   December 31,
Actual Ratios                          2008            2007            2008            2007            2008            2007
-------------                      -------------   ------------    -------------   ------------    -------------   ------------
Central Jersey Bancorp                8.73%           9.08%           11.81%          12.74%          12.83%          13.73%
Central Jersey Bank, N.A.             8.87%           9.34%           11.98%          12.94%          12.99%          13.93%

Required Regulatory Ratios
--------------------------
"Adequately capitalized"
institution (under federal
regulations)                          4.00%           4.00%           4.00%           4.00%           8.00%           8.00%

"Well capitalized" institution
(under federal regulations)           5.00%           5.00%           6.00%           6.00%           10.00%          10.00%


Capital Purchase Program

On October 14, 2008, the U.S. government announced a series of initiatives to strengthen market stability, improve the strength of financial institutions and enhance market liquidity. In connection therewith, the U.S. Department of Treasury (the "Department of Treasury") announced its voluntary Capital Purchase Program (the "Program") in order to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. It is the intention of Central Jersey Bancorp to apply to participate in the Program.

Under the terms of the Program, the Department of Treasury will purchase up to $250 billion of senior preferred shares of stock on standardized terms (the "Senior Preferred Stock") from qualifying financial institutions. Central Jersey Bancorp, as a qualifying financial institution, may issue an amount of Senior Preferred Stock equal to not less than one percent, or approximately $3.7 million, of its risk-weighted assets, and not more than the lesser of (1) $25 billion and (2) three percent, or approximately $11.0 million, of its risk-weighted assets. It is anticipated that, if Central Jersey Bancorp is approved to participate in the Program, Central Jersey Bancorp will sell to the Department of Treasury approximately $11.0 million of Senior Preferred Stock. The per share purchase price of the Senior Preferred Stock has not been determined. The $11.0 million of Senior Preferred Stock would represent approximately twenty-one percent of Central Jersey Bancorp's tangible equity at September 30, 2008, after giving effect to the issuance of the Senior Preferred Stock. The Senior Preferred Stock will pay cumulative dividends at a rate of five percent per annum, or approximately $550,000 annually, and will reset to a rate of nine percent at the end of the fifth year. The Senior Preferred Stock may not be redeemed for a period of three years from the date of the investment, except under limited circumstances. After the third anniversary of the date of the investment, the Senior Preferred Stock may be redeemed, in whole or in part, at any time and from time to time, at the option of Central Jersey Bancorp.

In addition, as part of the Program, the Department of Treasury will also receive warrants to purchase shares of Central Jersey Bancorp's Common Stock with an aggregate market price equal to approximately $1,650,000, or fifteen percent of the Senior Preferred Stock. The warrants shall have a term of ten years and shall be immediately exercisable, in whole or part. The exercise price for the warrants will be the market price of Central Jersey Bancorp's Common Stock at the time of issuance calculated on a 20-trading day trailing average.

Central Jersey Bancorp's participation in the Program is completely voluntary. Central Jersey Bancorp is well-capitalized, profitable and has ample liquidity. The Board of Directors has carefully reviewed the Program and has determined that, additional Tier I capital, in the current and anticipated economic operating environment, is beneficial to Central Jersey Bancorp and its banking subsidiary, Central Jersey Bank, N.A. The cost of capital under the Program is attractively priced and provides distinct cost advantages as compared to other capital alternatives. It is the belief of the Board of Directors that participation in the Program by Central Jersey Bancorp provides flexibility for future balance sheet growth and franchise expansion opportunities.

In order to participate in the Program, Central Jersey Bancorp not only needs the approval of the applicable federal regulatory authorities, but also needs the approval of its shareholders to amend its Certificate of Incorporation to authorize for issuance 10,000,000 shares of preferred stock.

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

Item 1A.      Risk Factors
              ------------

         Not Applicable.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
              -----------------------------------------------------------

         Information regarding Central Jersey Bancorp's common stock repurchases for the three months ended September 30, 2008, is as follows:

                                           Issuer Purchases of Equity Securities

                                                                            Total Number of
                                                                           Shares Purchased         Maximum Number
                               Total Number          Average Price        as Part of Publicly     of Shares that May
                                 of Shares              Paid                   Announced           Yet Be Purchased
          Period                Purchased(1)         Per Share(2)               Program            Under the Program
========================================================================================================================

========================================================================================================================
July 1, 2008 through
July  31, 2008                    23,300                 $ 7.94                 125,953                 399,047
========================================================================================================================
August 1, 2008
through August 31,
2008                              22,050                 $ 7.90                 148,003                 376,997
========================================================================================================================
September 1, 2008
through September
30,2008                           26,900                 $ 7.58                 174,903                 350,097
========================================================================================================================
Total                             72,250                                        174,903
========================================================================================================================

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

(2) Excludes the broker commission of $0.04 per share, or $2,890, that was paid by the Company with respect to the shares purchased through the common stock repurchase plan for the three months ended September 30, 2008.

---------------------------

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

                                   Central Jersey Bancorp
                                   --------------------------------------------
                                   Registrant


Date:   November 7, 2008              /s/ James S. Vaccaro
                                   --------------------------------------------
                                   James S. Vaccaro
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date:   November 7, 2008              /s/ Anthony Giordano, III
                                   --------------------------------------------
                                   Anthony Giordano, III
                                   Executive Vice President, Chief Financial
                                   Officer, Treasurer and Assistant Secretary
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

         10.13 Lease Agreement by and between FPN Prime, L.L.C., as Landlord, and Central Jersey Bank, N.A., as Tenant, dated October 4, 2007, for executive office space located at 1903 Highway 35, Oakhurst, New Jersey (Incorporated by reference to Exhibit
                  10.13 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

         31.1     Section 302 Certification of Chief Executive Officer.

         31.2     Section 302 Certification of Chief Financial Officer.

         32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350.

         32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350.