Form 10-K
period 2008-12-31
CENTRAL JERSEY BANCORP
filed 2009-03-13
CIK 1172353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to ______

Commission file number 000-49925

          CENTRAL JERSEY BANCORP
(Exact name of Registrant as specified in its charter)

New Jersey	22-3757709
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1903 Highway 35, Oakhurst, New Jersey	07755
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:     (732) 663-4000

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.01
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐           No   ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐           No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐           No   ☒

As of June 30, 2008, the aggregate fair value of the Registrant’s common stock held by non-affiliates was approximately $52,850,362.

As of March 3, 2009, 9,019,368 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the Registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 27, 2009.  It is anticipated that the Proxy Statement will be filed with the Securities and Exchange Commission by April 24, 2009.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results.  Among these risks, trends and uncertainties are the effect of governmental regulation on Central Jersey Bank, National Association, a nationally chartered commercial bank and wholly-owned subsidiary of the Registrant, interest rate fluctuations, regional economic and other conditions, the availability of working capital, the cost of personnel and technology and the competitive markets in which Central Jersey Bank, N.A. operates.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements.  The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Annual Report on Form 10-K.

CENTRAL JERSEY BANCORP
INDEX TO FORM 10-K

*
The information required under this Item is to be contained in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 27, 2009, and is incorporated herein by reference.  It is anticipated that the Proxy Statement will be filed with the Securities and Exchange Commission by April 24, 2009.

v

Index

PART I

Item 1.                 Business

About Our Company

Central Jersey Bancorp is a bank holding company headquartered in Oakhurst, New Jersey.  The holding company was incorporated in New Jersey on March 7, 2000, and became an active bank holding company on August 31, 2000 through the acquisition of Monmouth Community Bank, National Association.  On January 1, 2005, Central Jersey Bancorp completed its strategic business combination transaction with Allaire Community Bank, a New Jersey state-chartered bank, pursuant to which Allaire Community Bank became a wholly-owned bank subsidiary of Central Jersey Bancorp.  On the effective date of the combination, the name of the holding company was changed from Monmouth Community Bancorp to Central Jersey Bancorp.

On December 23, 2008, as part of the Troubled Asset Relief Program (the “Capital Purchase Program”) of the U.S. Department of Treasury, Central Jersey Bancorp sold the following securities to the U.S. Department of Treasury for an aggregate purchase price of $11.3 million:  (1) 11,300 shares of Central Jersey Bancorp’s Fixed Rate Cumulative Perpetual Senior Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Shares”), and (2) a warrant to purchase up to 268,621 shares of Central Jersey Bancorp’s common stock at an exercise price of $6.31 per share (the “Warrant”).  Central Jersey Bancorp’s participation in the Capital Purchase Program was voluntary.  Central Jersey Bancorp is well-capitalized, profitable and has ample liquidity.  We have elected to participate in the Capital Purchase Program to ensure that Central Jersey Bank, N.A. continues to have ample capital and, therefore, lending capacity during the current, and likely future, difficult economic operating environment.  See “Government Regulation – Capital Purchase Program.”

Central Jersey Bancorp maintains an Internet website at www.cjbna.com.  Through our website, shareholders may access free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.  These documents are available as soon as reasonably practicable after Central Jersey Bancorp electronically files these documents with the Securities and Exchange Commission (the “SEC”).  We also post on our website our Corporate Governance Guidelines, Code of Conduct/Ethics Policy, Chief Executive and Chief Financial Officer Code of Ethics and Nominating and Corporate Governance Committee Charter.  These reports are also available in print by contacting Mr. James S. Vaccaro, Chairman, President and Chief Executive Officer, Central Jersey Bancorp, 1903 Highway 35, Oakhurst, New Jersey 07755.

About Our Business

In August of 2005, Central Jersey Bancorp combined its two bank subsidiaries, Monmouth Community Bank, N.A. and Allaire Community Bank, into a single banking entity, named Central Jersey Bank, National Association.  Central Jersey Bank, N.A. offers a full range of retail and commercial banking services primarily to customers located in Monmouth County and Ocean County, New Jersey. These services include checking accounts, savings accounts, money market accounts, certificates of deposit, installment loans, real estate mortgage loans,

Index

commercial loans, wire transfers, money orders, traveler’s checks, safe deposit boxes, night depositories, federal payroll tax deposits, bond coupon redemption, bank by mail, direct deposit, automated teller services and telephone and internet banking.  Central Jersey Bank, N.A. has debit card, merchant card and international services available to its customers through correspondent institutions.  Central Jersey Bank, N.A. currently has thirteen full-service branch facilities located in Belmar, Bradley Beach, Long Branch (2), Manasquan, Point Pleasant, Spring Lake Heights, Little Silver, Neptune City, Ocean Grove, Oakhurst and Wall Township (2), New Jersey.

Central Jersey Bank, N.A. is a national association chartered by the Office of the Comptroller of the Currency (“OCC”).  The deposits of the bank subsidiary are insured by the Federal Deposit Insurance Corporation (“FDIC”).  Central Jersey Bank, N.A. provides a broad range of financial products and services to individual consumers, small businesses and professionals in its market area. When a customer’s loan requirements exceed Central Jersey Bank, N.A.’s lending limit, it may seek to arrange such loan on a participation basis with other financial institutions.  In addition, Central Jersey Bank, N.A. participates in loans originated by other financial institutions.

Business Strategy

Central Jersey Bancorp’s strategy is to provide a competitive range of community banking services to its market area, in a professional environment, at fair and reasonable interest rates and fees, at convenient operating hours, with a commitment to prompt, quality and highly personalized service, which is both efficient and responsive to local banking needs.  Service to customers and a commitment to the community are the basic and distinguishing features offered by Central Jersey Bank, N.A., Central Jersey Bancorp’s bank subsidiary.

Market Area

Central Jersey Bank, N.A. currently operates thirteen full-service branch facilities located in Belmar, Bradley Beach, Long Branch (2), Manasquan, Point Pleasant, Spring Lake Heights, Little Silver, Ocean Grove, Neptune City, Oakhurst and Wall Township (2), New Jersey.  Except for the Point Pleasant branch, located in Ocean County, New Jersey, each branch is within Monmouth County, New Jersey, one of the largest counties, by population, in the State of New Jersey.  The individual branch locations provide a great deal of exposure and are well-situated to conveniently serve businesses, professionals and individuals throughout Central Jersey Bancorp’s market area.

Commercial activity within Central Jersey Bancorp’s market area includes small and medium sized businesses, corporate offices, professional offices, major retail centers, resort and recreational businesses along the nearby oceanfront, as well as numerous industrial establishments specializing in light manufacturing, baking products, rubber and plastic products, surgical and medical devices, electronics and telecommunications.  In addition, the market area contains a variety of major employers, including Monmouth Medical Center, Jersey Shore University Medical Center and Monmouth University.

Index

Services Offered

Central Jersey Bancorp’s bank subsidiary, Central Jersey Bank, N.A., is community oriented and offers services and products designed to meet the banking needs of local individuals, businesses and professionals.  Business people and professionals are offered a broad spectrum of deposit and loan products designed to satisfy their occupational and personal financial needs.  In addition, Central Jersey Bank, N.A. provides a broad array of consumer banking services to the general public residing or working in its market area.

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

Loans.  Central Jersey Bank N.A.’s loan portfolio consists primarily of variable-rate and short-term fixed rate loans, with a significant concentration in commercial purpose transactions.  Central Jersey Bank, N.A. believes that the familiarity of its management and the members of its Board of Directors appointed to its Loan Committee with prospective local borrowers enables Central Jersey Bank, N.A. to better evaluate the character, integrity and creditworthiness of prospective borrowers.

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

Commercial Mortgage/Construction Loans.  Central Jersey Bank, N.A. originates various types of loans secured with real estate, including construction loans.  Central Jersey Bank, N.A.’s loan officers work closely with real estate developers, individual builders and attorneys to offer construction loans and services to the residential real estate market as well as to owner-occupied commercial properties and investment properties.  Construction lending constitutes a minor portion of the loan portfolio.  In some cases, Central Jersey Bank, N.A. may originate loans larger than its lending or policy limits and will participate these loans with other financial institutions.

Consumer Lending.  Central Jersey Bank, N.A. offers a full menu of consumer loan products that include home equity loans and lines of credit, secured and unsecured personal loans, overdraft lines of credit and auto loans. Central Jersey Bank, N.A. also offers a service to consumers that allows a consumer to apply for consumer loans via the Internet and receive a preapproval on their loan request in approximately sixty seconds.  The ability to complete an

Index

application on-line allows Central Jersey Bank, N.A. to compete with the national lenders on a local level.

Small Business Loans.  Central Jersey Bank, N.A. generally targets businesses with annual revenues of less than $25,000,000.  Often, these businesses are ignored by the larger lending institutions and have experienced the negative effects of the bank consolidations.  Central Jersey Bank, N.A. offers responsiveness, flexibility and local decision-making for loan applications of small business owners, thereby eliminating the delays generally associated with non-local management.  Central Jersey Bank, N.A. participates in the U.S. Small Business Administration (SBA) programs through its SBA loan department, which was established in the fall of 2007, and in programs offered through the New Jersey Economic Development Authority.  As an independent community bank, Central Jersey Bank, N.A. serves the business banking needs of professionals in the legal, medical, accounting, insurance, and real estate industries.  Lines of credit, term loans and time loans are tailored to meet the borrowing needs of Central Jersey Bank, N.A.’s customers in the professional community.

In 2009, the SBA awarded Central Jersey Bank, N.A. with Preferred Lender Program Status (“PLP”), a designation that streamlines access to SBA-guaranteed loans for the institution’s small business customers.  The SBA approves PLP status for lending institutions that are experienced with SBA-guaranteed loans and have demonstrated the ability to process, close, service and liquidate them, as well as the ability to develop and analyze complete loan packages.  When the SBA designates a bank as a PLP status lender, it delegates the final credit decision and most servicing and liquidation authority and responsibility to those carefully selected banks.

Other Services.  To further attract and retain customer relationships, Central Jersey Bank, N.A. provides an expanded array of financial services, including the following:  the issuance of money orders, cashier checks and gift checks, wire transfers, U.S. Savings Bonds sales and redemptions, debit and ATM cards, federal payroll tax deposits, payroll services, safe deposit boxes, traveler’s checks, night depositories, bond coupon redemptions, bank-by-mail, direct deposit, business sweep accounts, automated teller machines, online deposit account and loan account applications and telephone and internet banking.  Central Jersey Bank, N.A. offers a variety of personal and business credit cards.  These credit cards are underwritten and managed by one or more third party unaffiliated banking organizations.  Central Jersey Bank, N.A. also maintains coin counting machines, for the convenience of its customers, in most of its branch offices.

Competition

The banking business in New Jersey is very competitive.  Central Jersey Bank, N.A. actively competes for deposits and loans with existing New Jersey and out-of-state financial institutions.  Central Jersey Bank, N.A.’s competition includes large financial service companies and other entities, in addition to traditional banking institutions such as savings banks, commercial banks, internet banks and credit unions.  Such competition includes community banks, with banking philosophies similar to those of Central Jersey Bank, N.A., which are located within or near the market area served by Central Jersey Bank, N.A.

Many of Central Jersey Bank, N.A.’s larger competitors have a greater ability to finance wide ranging advertising campaigns through their greater capital resources.  Marketing efforts to attract prospective customers depend heavily upon referrals from Central Jersey Bank, N.A.’s

Index

Board of Directors, advisory boards, management and shareholders, selective advertising in local media and direct mail solicitations.  Central Jersey Bank, N.A. competes for business principally on the basis of high quality, personal service to customers, customer access to bank decision makers and competitive interest rates and fees.

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

Employees

James S. Vaccaro (Chairman, President and Chief Executive Officer), Robert S. Vuono (Senior Executive Vice President, Chief Operating Officer and Secretary), and Anthony Giordano, III (Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary) currently are the executive officers of the holding company, Central Jersey Bancorp, and its banking subsidiary, Central Jersey Bank, N.A. Mr. Vaccaro, Mr. Vuono and Mr. Giordano, each have entered into a change of control agreement with Central Jersey Bancorp.  Including the aforementioned executive officers, Central Jersey Bancorp had a total of 140 full time equivalent employees as of December 31, 2008.

Holding Company Operations

Central Jersey Bancorp serves as the holding company for Central Jersey Bank, N.A.  The holding company has no assets or liabilities other than its investment in Central Jersey Bank, N.A. and its participation in MCBK Capital Trust I, a special purpose business trust established in March 2004 for the purpose of issuing $5.0 million of preferred capital securities.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Guaranteed Preferred Beneficial Interest in the Central Jersey Bancorp Subordinated Debt.”  The holding company does not conduct, nor does management believe that it will conduct, any business.  All banking products and services are, and will be, provided by Central Jersey Bancorp’s bank subsidiary, Central Jersey Bank, N.A.  Moreover, on March 9, 2004, Monmouth Community Bank, N.A., the original banking subsidiary of Central Jersey Bancorp, formed MCB Investment Company, a New Jersey corporation.  For state tax purposes, MCB Investment Company was formed to hold and invest in investment securities in support of Monmouth Community Bank, N.A.  Further, on January 10, 2001, Allaire Community Bank, a former bank subsidiary of Central Jersey Bancorp that was combined with Monmouth Community Bank, N.A. to form Central Jersey Bank, N.A. in August 2005, formed Allaire Investment Co., Inc., a New Jersey corporation, for the same purposes that Monmouth Community Bank, N.A. formed MCB Investment Company.  Central Jersey Bancorp combined the two New Jersey investment

Index

subsidiaries effective January 1, 2006.  The name of the combined investment subsidiary is CJB Investment Company.

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

Central Jersey Bancorp is a bank holding company under the Federal Bank Holding Company Act of 1956, as amended by the 1999 financial modernization legislation known as the Gramm-Leach-Bliley Act, and is subject to the supervision of the Board of Governors of the Federal Reserve System.  In general, the Bank Holding Company Act limits the business of bank holding companies to banking, managing or controlling banks, and performing certain servicing activities for subsidiaries and, as a result of the Gramm-Leach-Bliley Act amendments to the Bank Holding Company Act, permits bank holding companies that are also designated as “financial holding companies” to engage in any activity, or acquire and retain the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the OCC), or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as determined by the Federal Reserve Board).  In order for a bank holding company to engage in the broader range of activities that are permitted by the Bank Holding Company Act for bank holding companies that are also financial holding companies, upon satisfaction of certain regulatory criteria, the bank holding company must file a declaration with the Federal Reserve Board that it elects to be a financial holding company.  Central Jersey Bancorp does not intend to seek a financial holding company designation at this time, and does not believe that the current decision not to seek a financial holding company designation will adversely affect its ability to compete in its chosen markets.  Central Jersey Bancorp does not believe that seeking such a designation at this time would position it to compete more effectively in the offering of its current products and services.

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

Index

Dividend Restrictions

Central Jersey Bancorp and its subsidiaries are separate legal entities whose finances are in some ways interconnected.  Central Jersey Bancorp’s principal source of funds to fulfill its guarantee of trust preferred securities issued by MCBK Capital Trust I or to pay cash dividends on its common stock, if such dividends were to be declared, is from cash dividends paid to it by Central Jersey Bank, N.A.  Certain federal statutes and regulations limit the payment of dividends to Central Jersey Bancorp by its bank subsidiary without regulatory approval.

As a national bank, Central Jersey Bank, N.A. must obtain prior approval from the OCC to pay a cash dividend if the total of all cash dividends declared by Central Jersey Bank, N.A. in any calendar year would exceed Central Jersey Bank, N.A.’s net income for that year, combined with its retained net income for the preceding two calendar years, less any transfers required by the OCC or to a fund for retirement of preferred stock.  Additionally, Central Jersey Bank, N.A. may not declare dividends in excess of net profits on hand, after deducting the amount by which the principal amount of all loans on which interest is past due for a period of six months or more exceeds the reserve for credit losses.

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

As an insured depository institution, Central Jersey Bank, N.A. is subject to the Federal Deposit Insurance Act which provides that no dividends may be paid by an insured depository institution if it is in arrears in the payment of any insurance assessment due to the FDIC.  In addition, under the Federal Deposit Insurance Act, an insured depository institution may not pay any dividend if the institution is undercapitalized or if the payment of the dividend would cause the institution to become undercapitalized, as further discussed below.  A payment of dividends that would have the effect of depleting a depository institution’s capital base to an inadequate level could constitute an unsafe and unsound practice subject to a cease and desist order.

Prior to 2008, Central Jersey Bank, N.A. had never declared any cash dividends.  However, on January 15, 2008, Central Jersey Bancorp, the parent company of Central Jersey Bank, N.A., announced that its Board of Directors authorized a common stock repurchase program.  Central Jersey Bank, N.A. declared and paid cash dividends totaling $2.045 million to Central Jersey Bancorp in order to effectuate the common stock repurchase program.  As of December 23, 2008, the Company suspended its stock repurchase program due to its participation in the U.S. Department of Treasury’s Capital Purchase Program.

Transactions with Affiliates

Banking laws and regulations impose certain restrictions on the ability of bank holding companies and their non-bank subsidiaries to borrow from and engage in other transactions with their subsidiary or affiliated banks.  Generally, these restrictions require that any extensions of credit must be secured by designated amounts of specified collateral and are limited to (1) 10%

Index

of the bank’s capital stock and surplus per non-bank affiliated borrower, and (2) 20% of the bank’s capital stock and surplus aggregated as to all non-bank affiliated borrowers.  In addition, certain transactions with affiliates must be on terms and conditions, including credit standards, at least as favorable to the institution as those prevailing for arms-length transactions.  Central Jersey Bank, N.A. also must comply with regulations which restrict loans made to directors, executive officers and principal shareholders of Central Jersey Bancorp and its subsidiaries.

Liability of Commonly Controlled Institutions and “Source of Strength” Doctrine

The Federal Deposit Insurance Act contains a “cross-guarantee” provision that could result in any insured depository institution owned by Central Jersey Bancorp being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by Central Jersey Bancorp.  Also, under the Bank Holding Company Act and Federal Reserve Board policy, bank holding companies are expected to represent a source of financial and managerial strength to their bank subsidiaries, and to commit resources to support bank subsidiaries in circumstances where banks may not be in a self sufficient financial position.  Capital loans by a bank holding company to a bank subsidiary are subordinate in right of repayment to deposits and other bank indebtedness.  If a bank holding company declares bankruptcy, any commitment made to a federal bank regulatory agency by the bank holding company to sustain the capital of its subsidiary banks will be assumed by the bankruptcy trustee and entitled to a priority of payment.

In addition, under the National Bank Act, as amended, if the capital stock of a subsidiary national bank is impaired, by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank’s parent company, and to sell the stock of the bank if such assessment is not satisfied within three months to the extent necessary to eliminate the deficiency.

FDIC Deposit Insurance Coverage

The FDIC is an independent agency of the United States government that protects against the loss of insured deposits if an FDIC-insured bank or savings association fails. FDIC deposit insurance is backed by the full faith and credit of the United States government.   FDIC insurance covers funds in deposit accounts, including checking and savings accounts, money market deposit accounts and certificates of deposit (CDs). FDIC insurance does not, however, cover other financial products and services that insured banks may offer, such as stocks, bonds, mutual fund shares, life insurance policies, annuities or municipal securities.   There is no need for depositors to apply for FDIC insurance or even to request it. Coverage is automatic. The FDIC provides separate coverage for deposits held in different account ownership categories. Unlimited deposit insurance coverage is available through December 31, 2009, for non-interest bearing transaction accounts at institutions participating in FDIC’s Temporary Liquidity Guarantee Program.  On January 1, 2010, the standard coverage limit will return to $100,000 for all deposit categories except IRAs and Certain Retirement Accounts, which will continue to be insured up to $250,000 per owner.

The coverage limits shown in the chart below refer to the total of all deposits that an account holder has in the same ownership categories at each FDIC-insured bank. The chart shows only

Index

the most common ownership categories that apply to individual and family deposits, and assumes that all FDIC requirements are met.

Single Accounts (owned by one person)	$250,000 per owner

Joint Accounts (two or more persons)	$250,000 per co-owner

IRAs and certain other retirement accounts	$250,000 per owner

Trust Accounts	$250,000 per owner per beneficiary subject to specific limitations and requirements

Corporation, Partnership and Unincorporated Association Accounts	$250,000 per corporation, partnership or unincorporated association

Employee Benefit Plan Accounts	$250,000 for the non-contingent, ascertainable interest of each participant

Government Accounts	$250,000 per official custodian

Non-interest Bearing Transaction Accounts	Unlimited coverage – only at participating FDIC-insured banks and savings associations

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the U.S. Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (1) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009, and (2) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC- insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. On December 23, 2008, Central Jersey Bancorp elected to participate in both guarantee programs.

Index

Capital Purchase Program

On October 14, 2008, the U.S. government announced a series of initiatives to strengthen market stability, improve the strength of financial institutions and enhance market liquidity.  In connection therewith, the U.S. Department of Treasury announced  the Capital Purchase Program, pursuant to which qualified U.S. financial institutions could voluntarily build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.

On December 23, 2008, Central Jersey Bancorp, as part of the Capital Purchase Program, sold (1) 11,300 Series A Preferred Shares, and (ii) the Warrant to purchase up to 268,621 of Central Jersey Bancorp’s common stock at an exercise price of $6.31 per share.  Central Jersey Bancorp intends to utilize the $11.3 million in gross investment proceeds for general corporate purposes and to enhance lending operations.  Both the Series A Preferred Shares and the Warrant qualify as components of Central Jersey Bancorp’s regulatory Tier 1 Capital.  The additional Tier 1 Capital further fortifies Central Jersey Bancorp’s already strong capital position and provides strategic flexibility.

The Series A Preferred Shares pay cumulative dividends at a rate of 5% per annum, or approximately $550,000 annually, and will reset to a rate of 9% at the end of the fifth year.  The Warrant has a term of 10 years and is exercisable, in whole or part, at any time during the term.  The exercise price for the Warrant was the market price of Central Jersey Bancorp’s common stock at the time of issuance calculated on a 20-trading day trailing average.  The fair value of the Warrant was estimated on December 23, 2008 using the Black-Scholes option pricing model with the following weighted-average assumptions used: stock price $6.31, dividend yield of 0%; expected volatility of 46.50%; risk free interest rate of 1.45%; and expected life of five years.

Central Jersey Bancorp is subject to certain requirements regarding executive compensation and corporate governance during the period in which any obligation arising from financial assistance provided under the Capital Purchase Program remains outstanding.  These requirements are set forth in the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the regulations promulgated thereunder by the U.S. Department of Treasury (the “Regulations”), and include the following: (1) Central Jersey Bancorp’s Compensation Committee is required to review incentive compensation arrangements with senior risk officers at least annually to ensure that no such arrangement encourages senior executive officers to take unnecessary and excessive risks that threaten the value of Central Jersey Bancorp, and the Compensation Committee must provide certifications to that effect to the OCC; (2) Central Jersey Bancorp is required to recover any bonus or incentive compensation paid to a senior executive officer that is based on statements of earnings that are subsequently proven to be materially inaccurate; and (3) Central Jersey Bancorp is prohibited from making any “golden parachute payments” as defined in the EESA and the Regulations.

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (the “ARRA”) into law, which amended the executive compensation and corporate governance provisions of the EESA.  The amendments elaborate on the requirements and obligations under the EESA and provide that Capital Purchase Program participants: (1) may not provide incentives for senior executive officers to take unnecessary and excessive risks that threaten the value of the financial institution; (2) must recover any bonus or incentive

Index

compensation paid to senior executive officers based on statements of earning that are subsequently proven to be materially inaccurate; (3) may not make any “golden parachute payments” to senior executive officers; (4) may not pay any bonus, retention award or incentive compensation to certain of the most highly compensated employees, except pursuant to employment contracts executed on or before February 11, 2009 and except for long-term restricted stock that meets certain requirements; (5) may not adopt any compensation plan that would encourage manipulation of reported earnings to enhance the compensation paid to any employee; (6) must establish a compensation committee of independent directors to review employee compensation plans; and (7) must provide certain certifications regarding executive compensation and compliance with the requirements of the EESA.  The U.S. Department of Treasury has not yet promulgated new regulations in light of the amendments.  Therefore, the effect of these amendments on Central Jersey Bancorp is uncertain pending the promulgation of new regulations.  However, the ARRA also provides that, subject to consultation with the appropriate federal banking agency, the Secretary of the U.S. Department of Treasury will permit a participant in the Capital Purchase Program to repay any assistance previously provided under the Capital Purchase Program.  The participant will not have to replace the assistance with Tier I Capital, as originally provided in the Capital Purchase Program.

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

To derive total risk-weighted assets, bank assets are given risk-weights of 0%, 20%, 50% and 100%.  In addition, certain off-balance sheet items are converted to asset equivalent amounts to which an appropriate risk-weight will apply.  Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property, which carry a 50% risk-weighting.  Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Department of Treasury or obligations backed by the full faith and credit of the United States government, which have a 0% risk-weight.  In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% risk-weighting.  Transaction-related contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity or more than one year) have a 50% risk-weighting.  Short-term commercial letters of credit have a 20% risk-weighting, and certain short-term unconditionally cancelable commitments have a 0% risk-weighting.

Under the capital guidelines, a banking organization’s total capital is divided into tiers.  “Tier I Capital” consists of common shareholders’ equity, qualifying preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items and other

Index

intangible assets.  No more than 25% of qualifying Tier I Capital may consist of trust preferred securities.  “Tier II Capital” consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, and preferred stock that does not qualify as Tier I Capital, plus a limited amount of loan and lease loss allowances and a limited amount of unrealized holding gains on equity securities.  “Tier III Capital” consists of qualifying unsecured subordinated debt.  “Total Capital” is the sum of Tier I, Tier II and Tier III Capital.  The sum of Tier II and Tier III Capital may not exceed the amount of Tier I Capital.

Under the Federal Reserve Board’s risk-based capital guidelines for bank holding companies, the required minimum ratio of Total Capital (the sum of Tier I, Tier II and Tier III Capital) to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  The required minimum ratio of Tier I Capital to risk-weighted assets is 4%.  At December 31, 2008, Central Jersey Bancorp’s ratios of Total Capital and Tier 1 Capital to risk-weighted assets were 15.09% and 13.91%, respectively.

The Federal Reserve Board also requires bank holding companies to comply with minimum leverage ratio guidelines.  The leverage ratio is the ratio of a bank holding company’s Tier I Capital (excluding intangibles) to its total assets (excluding loan loss reserve, goodwill, and certain other intangibles).  Bank holding companies normally must maintain a minimum leverage ratio of 4%, unless the bank holding company has the highest supervisory rating or has implemented the Federal Reserve Board’s risk-adjusted measure for market risk, in which case its minimum leverage ratio must be 3%.  Banking organizations undergoing significant growth or undertaking acquisitions must maintain even higher capital positions.  At December 31, 2008, Central Jersey Bancorp’s leverage ratio was 10.20%.  Central Jersey Bank, N.A. is subject to similar risk-based and leverage capital guidelines, as adopted by the OCC.

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

Prompt Corrective Action

The Federal Deposit Insurance Act requires federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  Failure to meet minimum requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on Central Jersey Bancorp’s financial condition.  Under the Prompt Corrective Action Regulations, Central Jersey Bank, N.A. must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

The Prompt Corrective Action Regulations define specific capital categories based on an institution’s capital ratios.  The capital categories, in declining order, are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”  The Federal Deposit Insurance Act imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital

Index

category by which the institution is classified.  Institutions categorized as “undercapitalized” or worse may be subject to requirements to file a capital plan with their primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on asset growth and executive compensation, and increased supervisory monitoring, among other things.  Other restrictions may be imposed on the institution by the regulatory agencies, including requirements to raise additional capital, sell assets or sell the entire institution.  Once an institution becomes “critically undercapitalized,” it generally must be placed in receivership or conservatorship within 90 days.

The Prompt Corrective Action Regulations provide that an institution is “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater.  The institution also may not be subject to an order, written agreement, and capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure.  An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of a well-capitalized institution.  An institution is deemed “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0% (or a leverage ratio of less than 3.0% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of a significantly undercapitalized or critically undercapitalized institution.  An institution is “significantly undercapitalized” if the institution has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio of less than 3.0%, or a leverage ratio less than 3.0% and the institution does not meet the definition of a critically undercapitalized institution, and is “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

The appropriate federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized.  The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not to treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than an institution’s capital levels.

At December 31, 2008, Central Jersey Bank, N.A. was “well capitalized” based on the ratios and guidelines noted above.  However, the capital categories of the bank are determined solely for the purpose of applying the Prompt Corrective Action Regulations and may not constitute an accurate representation of its overall financial condition or prospects.  Additional information on capital amounts and ratios of Central Jersey Bancorp and Central Jersey Bank, N.A. is found in Note (15) to our consolidated financial statements included herein.

Unsafe and Unsound Practices

Notwithstanding its Prompt Corrective Action category dictated by risk-based capital ratios, the Federal Deposit Insurance Act permits the appropriate bank regulatory agency to reclassify an

Index

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

The USA PATRIOT Act

On October 26, 2001, the President signed into law certain comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001.  Title III of the USA PATRIOT Act substantially broadened the scope of the U.S. anti-money-laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.  The U.S. Department of Treasury has issued a number of implementing regulations which apply various requirements of the USA PATRIOT Act to financial institutions such as Central Jersey Bank, N.A.  Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal consequences for an institution and adversely affect its reputation.  Central Jersey Bancorp has adopted appropriate policies, procedures and controls to address compliance with the requirements of the USA PATRIOT Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA PATRIOT Act and by the U.S. Department of Treasury regulations.

Community Reinvestment Act

The Federal Community Reinvestment Act requires banks to respond to the full range of credit and banking needs within their communities, including the needs of low and moderate-income individuals and areas.  A bank’s failure to address the credit and banking needs of all socio-economic levels within its markets may result in restrictions on growth and expansion opportunities for the bank, including restrictions on new branch openings, relocation, formation of subsidiaries, mergers and acquisitions.  In the latest CRA examination report with respect to Central Jersey Bank, N.A., dated November 10, 2003, Central Jersey Bank, N.A. received a rating of satisfactory.

Consumer Privacy

The privacy provisions of the Gramm-Leach-Bliley Act generally prohibit financial institutions, including Central Jersey Bancorp and Central Jersey Bank, N.A., from disclosing or sharing nonpublic personal financial information to third parties for marketing or other purposes not related to transactions, unless customers have an opportunity to “opt out” of authorizing such disclosure, and have not elected to do so.  It has never been the policy of Central Jersey Bancorp to release such information except as may be required by law.  The Fair Credit Reporting Act also restricts information sharing among affiliates for marketing and other purposes.

Index

Loans to One Borrower

Federal banking laws limit the amount a bank may lend to a single borrower to 15% of the bank’s capital and surplus, plus an additional 10% of capital and surplus if the amount over the 15% general limit is fully secured by adequate amounts of readily marketable capital.  However, no loan to one borrower may exceed 25% of a bank’s statutory capital, notwithstanding collateral pledged to secure it.  Well-qualified national banks also may be eligible for certain preferred lending limits within specified loan categories.

Depositor Preference Statute

Under federal law, depositors, certain claims for administrative expenses and employee compensation against an insured depository institution are afforded a priority over other general unsecured claims against the institution, in the event of a “liquidation or other resolution” of the institution by a receiver.

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

The Sarbanes-Oxley Act of 2002 addresses, among other matters:

•	audit committees for all reporting companies;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers under certain circumstances;

•	a prohibition on insider trading during pension plan black out periods;

•	disclosure of off-balance sheet transactions;

•	expedited filing requirements for certain periodic and current reports;

Index

•	disclosure of a code of ethics;

•	“real time” filing of periodic reports;

•	the formation of a public accounting oversight board;

•	auditor independence; and

•	various increased criminal penalties for violations of securities laws.

Overall Impact of New Legislation and Regulations

Various legislative initiatives are from time to time introduced in Congress.  It cannot be predicted whether or to what extent the business and condition of Central Jersey Bancorp and its subsidiaries will be affected by new legislation or regulations, and legislation or regulations as yet to be proposed or enacted.  In addition, the U.S. Department of Treasury has the authority to unilaterally change the scope and requirements of the Capital Purchase Program, which could have an adverse impact on the operations of Central Jersey Bancorp and its subsidiaries.

Impact of Monetary Policies

The earnings of Central Jersey Bank, N.A. will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The monetary policies of the Federal Reserve Board have had, and will likely continue to have, an important impact on the operating results of banks through the Federal Reserve Board’s power to implement national monetary policy in order, among other things, to curb inflation or combat a recession.  The Federal Reserve Board has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of, among other things, the discount rate on borrowing of member banks and the reserve requirements against member bank deposits.  It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

Item 1A.               Risk Factors

Not applicable.

Item 1B.              Unresolved Staff Comments

None.

Item 2.                 Properties

Bank Buildings

The corporate headquarters of Central Jersey Bank, N.A. is a leased facility, located in Oakhurst, New Jersey at 1903 Highway 35. The new building includes a full service branch.

Central Jersey Bank, N.A. also leases office space or owns the buildings at the following branch locations:

•	627 Second Avenue, Long Branch, New Jersey.

Index

•	700 Allaire Road, Spring Lake Heights, New Jersey.

•	700 Branch Avenue, Little Silver, New Jersey.

•	61 Main Avenue, Ocean Grove, New Jersey.

•	444 Ocean Boulevard, Long Branch, New Jersey.

•	2200 Highway 35, Sea Girt, New Jersey.

•	155 Main Street, Manasquan, New Jersey.

•	Shark River Plaza, 300 West Sylvania Avenue, Route 33, Neptune City, New Jersey.

•	2201 Bridge Avenue, Point Pleasant, New Jersey.

•	501 Main Street, Bradley Beach, New Jersey.

•	611 Main Street, Belmar, New Jersey.

•	Shop Rite Plaza, 2445 Highway 34, Manasquan, New Jersey.

Item 3.                 Legal Proceedings

There are no material legal, governmental, administrative or other proceedings pending against Central Jersey Bancorp or Central Jersey Bank, N.A.

Item 4.                 Submission of Matters to a Vote of Security Holders

At the Special Meeting of Shareholders of Central Jersey Bancorp held on December 18, 2008, the shareholders approved the proposal to amend Central Jersey Bancorp’s Certificate of Incorporation to authorize for issuance 10,000,000 shares of preferred stock in connection with Central Jersey Bancorp’s participation in the U.S. Department of the Treasury’s Capital Purchase Program.  The vote on the proposal was as follows:

FOR	%	AGAINST	%	ABSTAIN	%
3,922,296	85.0	664,977	14.4	29,107	0.6

Index

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Effective February 1, 2007, the common stock of Central Jersey Bancorp commenced trading on the NASDAQ Global Market under the ticker symbol “CJBK.”  Prior thereto, the common stock of Central Jersey Bancorp traded on the NASDAQ Capital Market.

The following table sets forth, for the periods indicated, the high and low last sale information for Central Jersey Bancorp’s common stock, as reported on the NASDAQ Capital Market for the period commencing January 1, 2007 through January 31, 2007, and as reported on the NASDAQ Global Market for the period commencing February 1, 2007 through December 31, 2008.  Please note that the information set forth below reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions, and has been adjusted to reflect 5% stock dividends paid on July 1, 2008 and July 2, 2007.

Year Ended December 31, 2008	High	Low
First Quarter	$8.38	$7.35
Second Quarter	8.74	7.66
Third Quarter	8.00	6.62
Fourth Quarter	7.44	5.40

Year Ended December 31, 2007	High	Low
First Quarter	$11.04	$8.70
Second Quarter	11.30	8.49
Third Quarter	9.09	7.42
Fourth Quarter	8.51	6.98

As of March 7, 2009, the following were market makers for Central Jersey Bancorp’s common stock: UBS Securities LLC; Citadel Derivatives Group LLC; Susquehanna Capital Group; Sandler, O’ Neill & Partners, L.P.; Knight Equity Markets, L.P.; Keefe, Bruyette & Woods, Inc.; Sterne, Agee & Leach, Inc.; NASDAQ Execution Services LLC; Stifel Nicolaus & Co.; Int’l Securities Exchange; Hudson Securities, Inc.; Susquehanna Financial Group; and Domestic Securities, Inc.

As of March 7, 2009, the approximate number of registered holders of Central Jersey Bancorp’s common stock was 637.

Central Jersey Bancorp has not paid any cash dividends on its common stock and does not presently intend to declare or pay cash dividends.  Our dividend policy is subject to certain regulatory considerations and the discretion of our Board of Directors and depends upon a number of factors, including operating results, financial condition and general business conditions.  Holders of common stock are entitled to receive dividends as, if and when declared

Index

by our Board of Directors out of funds legally available therefore, subject to the restrictions set forth under the Federal Bank Holding Company Act.  Subject to the provisions of the Capital Purchase Program described below, we may pay cash dividends without regulatory approval if net income available to common shareholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

For so long as any Series A Preferred Shares are outstanding, Central Jersey Bancorp is not permitted to declare or pay cash dividends on its common stock unless all dividends on the Series A Preferred Shares have been paid in-full.  Further, unless the Series A Preferred Shares are redeemed or fully transferred to third parties, Central Jersey Bancorp is prohibited from increasing its common stock dividends without prior approval of the U.S. Department of Treasury until December 23, 2011, which is the third anniversary of the investment by the U.S. Department of Treasury in Central Jersey Bancorp.

Stock Repurchase Plan

On January 7, 2008, Central Jersey Bancorp announced a common stock repurchase program.  As authorized by Central Jersey Bancorp’s Board of Directors, Central Jersey Bancorp may repurchase up to 5.7%, or 525,000 shares, of the 9,183,290 shares of its common stock outstanding at the time the repurchase program was announced.  Repurchases may be made from time to time, in the open market, in unsolicited negotiated transactions or in such other manner deemed appropriate by management, at prices not exceeding prevailing market prices, subject to availability of the shares, over 24 months ending December 31, 2009, or such shorter or longer period of time as Central Jersey Bancorp may determine.  The acquired shares are to be held in treasury to be used for general corporate purposes.  Central Jersey Bancorp’s repurchase activities are transacted in accordance with SEC safe harbor rules and guidance for issuer repurchases.  During the year ended December 31, 2008, Central Jersey Bancorp repurchased 246,448 shares of its common stock at an average price of $7.29 per share.  Central Jersey Bank, N.A. declared and paid $2.045 million in cash dividends to Central Jersey Bancorp in order to effectuate the common stock repurchase program.  Effective December 23, 2008, Central Jersey Bancorp suspended its stock repurchase program due to its participation in the Capital Purchase Program.

Index

Information regarding Central Jersey Bancorp’s common stock repurchases for the three months and year ended December 31, 2008 is as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

January 1, 2008 through September 30, 2008	174,903	$ 7.56	174,903	350,097
October 1, 2008 through October 31, 2008	34,445	$ 6.91	209,348	315,652
November 1, 2008 through November 30, 2008	23,100	$ 6.48	232,448	292,552
December 1, 2008 through December 31, 2008	14,000	$ 6.19	246,448	278,552
Total for the year ended December 31, 2008	246,448	$7.29	246,448	278,552

1
Excludes the broker commission of $0.04 per share, or $2,862 and $9,858, respectively, that was paid by the Company with respect to the shares purchased through the common stock repurchase plan for the three months and year ended December 31, 2008.

Item 6.                 Selected Financial Data

Not applicable.

Index

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide information about Central Jersey Bancorp’s financial condition for the years ended December 31, 2008 and 2007 and results of operations for the years ended December 31, 2008 and 2007.  The following information should be read in conjunction with Central Jersey Bancorp’s audited consolidated financial statements for the years ended December 31, 2008 and 2007 including the related notes thereto, which begin on page F-1 of this report.

General

Central Jersey Bancorp (formerly Monmouth Community Bancorp) is a bank holding company headquartered in Oakhurst, New Jersey.  The holding company was incorporated in New Jersey on March 7, 2000, and became an active bank holding company on August 31, 2000 through the acquisition of Central Jersey Bank, N.A. (formerly Monmouth Community Bank, N.A.).  On January 1, 2005, Central Jersey Bancorp completed its strategic business combination transaction with Allaire Community Bank, a New Jersey state-chartered bank, pursuant to which Allaire Community Bank became a wholly-owned bank subsidiary of Central Jersey Bancorp.  On the effective date of the combination, the name of the holding company was changed from Monmouth Community Bancorp to Central Jersey Bancorp.  In addition, as a part of the combination, each outstanding share of common stock of Allaire Community Bank was exchanged for one share of Central Jersey Bancorp common stock.

Critical Accounting Policies

Note 1 to our consolidated financial statements for the years ended December 31, 2008 and 2007, contained elsewhere in this report, includes a summary of our significant accounting policies.  We believe our policy, with respect to the methodology for our determination of the allowance for loan losses (“ALL”), involves a high degree of complexity and requires management to make difficult and subjective judgments which often requires assumptions or estimates about uncertain matters.  Changes in these judgments, assumptions or estimates could cause reported results to differ materially.  This critical policy and its application are periodically reviewed by Central Jersey Bancorp’s Audit Committee and Board of Directors.

Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, investment securities, servicing rights and deferred tax assets.  Central Jersey Bancorp performs an annual analysis to test the aggregate balance of goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).  For purposes of the goodwill impairment evaluation, Central Jersey Bancorp is identified as the reporting unit.  The fair value of goodwill is determined using standard valuation methodologies similar to those used to determine the fair value of goodwill in a business combination, including a review of comparable transactions.  If the carrying amount of goodwill pursuant to this analysis were to exceed the implied fair value of goodwill, an impairment loss would be recognized.  No impairment loss was required to be recognized for the years ended December 31, 2008 and 2007.

Index

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks with original maturities of three months or less and overnight federal funds sold.  Federal funds sold are generally sold for one-day periods.

Investment securities held-to-maturity are comprised of debt securities that Central Jersey Bank, N.A. has the intent and ability to hold to maturity.  Such securities are stated at cost, adjusted for amortization of premiums and accretion of discounts over the estimated remaining lives of the investment securities utilizing the level-yield method. Investment securities to be held for indefinite periods of time and not intended to be held-to-maturity, including all equity securities, are classified as available-for-sale.  Investment securities available-for-sale include investment securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes.  Investment securities available-for-sale are carried at estimated fair value.  Unrealized holding gains and losses on such investment securities available-for-sale are excluded from earnings and reported as a separate component of shareholders’ equity.  Gains and losses on sales of investment securities are based on the specific identification method and are accounted for on a trade date basis.

On a quarterly basis, Central Jersey Bank, N.A. evaluates investment securities for other-than-temporary impairment.  For individual investment securities classified as either available-for-sale or held-to-maturity, a determination is made as to whether a decline in fair value below the amortized cost basis is other than temporary.  If the decline in fair value is judged to be other than temporary, the cost basis of the individual investment security shall be written down to fair value and the amount of the write-down shall be recognized in earnings.  After evaluation, as of December 31, 2008, Central Jersey Bank, N.A. noted no other-than-temporary impairment issues.  The overall investment security portfolio is in an unrealized gain position and does not reflect any significant individual investment security losses.

Loans are stated at unpaid principal balances, less unearned income and deferred loan fees and costs.

Interest on loans is credited to operations based upon the principal amount outstanding.

Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized over the estimated life of the loan as an adjustment to the loan’s yield using the level-yield method.

A loan is considered impaired when, based on current information and events, it is probable that Central Jersey Bank, N.A. will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows, at the loan’s observable market price, or the fair value of the underlying collateral, if the loan is collateral dependent.  Conforming residential mortgage loans, home equity and second mortgages and loans to individuals, are excluded from the definition of impaired loans as they are characterized as smaller balance, homogeneous loans and are collectively evaluated.

The accrual of income on loans, including impaired loans, is generally discontinued when a loan becomes more than 90 days delinquent as to principal or interest or when other circumstances indicate that collection is questionable, unless the loan is well secured and in the process of

Index

collection.  Income on non-accrual loans, including impaired loans, is recognized only in the period in which it is collected, and only if management determines that the loan principal is fully collectible.  Loans are returned to an accrual status when a loan is brought current as to principal and interest and reasons for doubtful collection no longer exist.

A loan is considered past due when a payment has not been received in accordance with the contractual terms.  Generally, commercial loans are placed on non-accrual status when they are 90 days past due unless they are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal and interest is in doubt.  Commercial loans are generally written down after an analysis is completed which indicates that collectibility of the full principal balance is in doubt.  Consumer loans are generally written down after they become one hundred twenty days past due.  Mortgage loans are not generally placed on a non-accrual status unless the value of the real estate has deteriorated to the point that a potential loss of principal or interest exists.  Subsequent payments are credited to income only if collection of principal is not in doubt.  If principal and interest payments are brought contractually current and future collectibility is reasonably assured, loans are returned to accrual status.  Mortgage loans are generally written down when the value of the underlying collateral does not cover the outstanding principal balance.  Loan origination and commitment fees less certain costs are deferred and the net amount amortized as an adjustment to the related loan’s yield.  Loans held-for-sale are recorded at the lower of aggregate cost or fair value.

The ALL is based upon the Interagency Policy Statement on the Allowance for Loan and Lease Losses issued jointly by the federal banking agencies on December 13, 2006 (OCC Bulletin 2006-47) and management’s evaluation of the adequacy of the allowance, including an assessment of:  (a) known and inherent risks in the loan portfolio; (b) the size and composition of the loan portfolio; (c) actual loan loss experience; (d) the level of delinquencies; (e) the individual loans for which full collectibility may not be assured; (f) the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans; and (g) the current economic and market conditions.  Although management uses the best information available, the level of the ALL remains an estimate that is subject to significant judgment and short-term change.  Various regulatory agencies, as an integral part of their examination process, periodically review Central Jersey Bank, N.A.’s ALL.  Such agencies may require Central Jersey Bank, N.A. to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of Central Jersey Bank, N.A.’s loans are secured by real estate in the State of New Jersey.  Accordingly, the collectibility of a substantial portion of the carrying value of Central Jersey Bank, N.A.’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic climate.  Future adjustments to the ALL may be necessary due to economic, operating, regulatory and other conditions beyond Central Jersey Bank, N.A.’s control.  Management believes that the ALL is adequate as of December 31, 2008.

Income taxes are accounted for under the asset and liability method.  Current income taxes are provided for based upon amounts estimated to be currently payable, for both federal and state income taxes.  Deferred federal and state tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial statement and tax basis of existing assets and liabilities.  Deferred tax assets are recognized for future deductible temporary

Index

differences and tax loss carry forwards if their realization is “more-likely-than-not.”  The effect of a change in the tax rate on deferred taxes is recognized in the period of the enactment date.

Comprehensive income is segregated into net income and other comprehensive income.  Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available-for-sale.  Comprehensive income is presented in the Statements of Changes in Shareholders’ Equity.

Central Jersey Bank, N.A.’s operations are solely in the financial services industry and include traditional banking and other financial services.  Central Jersey Bank, N.A. operates primarily in the geographical region of central New Jersey.  Management makes operating decisions and assesses performance based on an ongoing review of Central Jersey Bank, N.A.’s consolidated financial results.  Therefore, Central Jersey Bancorp has a single operating segment for financial reporting purposes.

Intangible assets consist of goodwill, core deposit premiums and servicing rights.  Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis.

Central Jersey Bank, N.A. originates SBA loans and typically sells up to 75% of the outstanding loan balance to investors, with servicing retained.  Servicing rights fees, which are usually based on a percentage of the outstanding principal balance of the loan, are recorded for servicing functions.  Central Jersey Bank, N.A. accounts for its transfers and servicing of financial assets in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  Central Jersey Bank, N.A. records servicing rights based on the fair values at the date of sale.

Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on an accelerated basis over a period of ten years.  The amortization of the core deposit premiums is recorded in other operating expenses.

Long-lived assets including goodwill and certain identifiable intangibles are periodically evaluated for impairment in value.  Long-lived assets and deferred costs are typically measured whenever events or circumstances indicate that the carrying amount may not be recoverable.  No such events have occurred during the periods reported.  Certain identifiable intangibles and goodwill are evaluated for impairment at least annually utilizing the “market approach” as prescribed by SFAS No. 142.  Asset impairment is recorded when required.

The determination of whether deferred tax assets will be realizable is predicated on estimates of future taxable income.  Such estimates are subject to management’s judgment.  A valuation reserve is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items.

On January 7, 2008, Central Jersey Bancorp announced a common stock repurchase program.  As authorized by Central Jersey Bancorp’s Board of Directors, Central Jersey Bancorp may repurchase up to 5.7%, or 525,000 shares, of the 9,183,290 shares of its common stock

Index

outstanding at the time the repurchase program was announced.  Repurchases may be made from time to time, in the open market, in unsolicited negotiated transactions or in such other manner deemed appropriate by management, at prices not exceeding prevailing market prices, subject to availability of the shares, over 24 months ending December 31, 2009, or such shorter or longer period of time as Central Jersey Bancorp may determine.  The acquired shares are to be held in treasury to be used for general corporate purposes.  Central Jersey Bancorp’s repurchase activities are transacted in accordance with SEC safe harbor rules and guidance for issuer repurchases.  During the year ended December 31, 2008, Central Jersey Bancorp repurchased 246,448 shares of its common stock at an average price of $7.29 per share.  As of December 23, 2008, Central Jersey Bancorp suspended its stock repurchase program due to its participation in the Capital Purchase Program.

Overview

Central Jersey Bancorp reported net income of $2.9 million for the year ended December 31, 2008, an increase of $2.1 million over the reported net income total of $844,000 for 2007.  Basic and diluted earnings per share for the year ended December 31, 2008 were $0.32 and $0.31, respectively, as compared to basic and diluted earnings per share of $0.09 for 2007. The significant increase in net income is primarily attributable to a number of key factors including; (1) net interest margin expansion, which is the result of the 2007 balance sheet restructuring initiative, lower funding costs and incremental growth in interest-earning assets; (2) the realization of gains from the sale of available-for-sale investment securities and SBA loans; and (3) cost savings initiatives implemented in the latter part of 2007.

During 2007, Central Jersey Bancorp executed a balance sheet restructuring strategy involving approximately $88.6 million of investment securities held in the available-for-sale investment portfolio.  The restructuring resulted in a one-time pre-tax impairment charge of approximately $1.96 million, which was reflected in Central Jersey Bancorp’s consolidated financial statements for the three months ended March 31, 2007.  Available-for-sale investment securities, consisting primarily of lower yielding fixed rate callable agency investment securities were sold during the second quarter of 2007 and replaced with higher yielding investment securities with a comparable to modestly shorter aggregate weighted average life.  The fair value loss that these investment securities carried at March 31, 2007, was recorded as an other-than-temporary impairment since Central Jersey Bancorp did not have the intent to hold these securities to recovery.  The investment securities Central Jersey Bancorp identified as impaired were primarily fixed rate government sponsored agency bonds that either had a below market interest rate coupon or a longer than desired maturity term.  Central Jersey Bancorp realized a gain on the sale of available-for-sale securities of $87,000, pre-tax, in conjunction with the balance sheet restructuring during the year ended December 31, 2007.

For the year ended December 31, 2008, income tax expense was $1.3 million on income before taxes of $4.2 million, resulting in an effective tax rate of 30.7%, as compared to income tax expense of $1.1 million on income before taxes of $2.0 million for the year ended December 31, 2007, resulting in an effective tax rate of 56.8%.

Central Jersey Bancorp’s effective tax rate of 56.8% for the year ended December 31, 2007, resulted from the fact that the majority of the investment securities for which the previously-

Index

mentioned $1.96 million other-than-temporary impairment was recorded were held by CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A.  A full valuation allowance was recorded for the deferred tax assets associated with the impairment of the investment securities sold by CJB Investment Company.  The impairment of the investment securities at the investment company level was considered a capital loss for tax purposes while the impairment of the investment securities held by Central Jersey Bank, N.A. was considered an ordinary loss for tax purposes.  CJB Investment Company did not, at the time, have the ability to generate capital gains and utilize the capital losses and thus a full valuation allowance was required for the deferred tax assets associated with the investment company’s available-for-sale securities which were identified as other-than-temporarily impaired.

The net interest margin was 3.73% for the year ended December 31, 2008, as compared to 3.58% for the year ended December 31, 2007.  The net interest margin expansion, for the year ended December 31, 2008, was the result of the 2007 balance sheet restructuring initiative, incremental growth in interest-earning assets and lower funding costs.  The retail and commercial banking markets remain very competitive for deposit and loan pricing. The yield on interest-earning assets was 5.90% for the year ended December 31, 2008, as compared to 6.54% for the year ended December 31, 2007. The average cost of deposits and interest-bearing liabilities was 2.70% for the year ended December 31, 2008, as compared to 3.77% for the year ended December 31, 2007.  The decrease in both average yield on interest-earning assets and the cost of deposits and interest-earning liabilities for year ended December 31, 2008 was primarily due to the significant reduction in the general level of short term rates and the 500 basis point reduction in the Prime Rate of interest which occurred between September 2007 and December 2008.

Per share earnings have been adjusted in all periods to reflect the two-for-one stock split, in the form of a stock dividend, paid to shareholders of record on June 15, 2005, for the 5% stock dividends paid on July 1, 2006, July 2, 2007 and July 1, 2008.

Total assets of $599.4 million, at December 31, 2008, were comprised primarily of $356.3 million in net loans, $185.4 million in investment securities and $9.8 million in cash and cash equivalents, as compared to total assets of $503.5 million at December 31, 2007, which primarily consisted of $311.8 million in net loans, $132.3 million in investment securities, and $14.9 million in cash and cash equivalents.  Total assets at December 31, 2008 were funded primarily through deposits totaling $418.8 million, a $15.5 million, or 3.8%, increase from deposits totaling $403.3 million at December 31, 2007.

At December 31, 2008, non-accrual loans totaled $2.5 million, as compared to $214,000 at December 31, 2007.  The increase in non-performing loans was due primarily to four commercial loans totaling $2.36 million which were placed on non-accrual status during 2008.  These loans were considered impaired and were evaluated in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan.  After evaluation, specific reserves were required for three of the impaired loans.  There were no loan charge-offs during the year ended December 31, 2008, as compared to $88,000 for 2007.

Index

	At or For the Year Ended December 31,
Performance Ratios:	2008	2007
Return on average assets	0.54%	0.16%
Return on average tangible assets	0.57%	0.17%
Return on average equity	4.20%	1.27%
Return on average tangible equity	7.13%	2.27%
Shareholders’ equity to total assets	13.76%	13.68%

Results of Operations

General

Central Jersey Bancorp’s principal source of revenue is derived from Central Jersey Bank, N.A.’s net interest income, which is the difference between interest income on earning assets and interest expense on deposits and other borrowings.  Interest-earning assets consist principally of loans, securities and federal funds sold, while the sources used to fund such assets consist primarily of deposits and other borrowings.  Central Jersey Bancorp’s net income is also affected by Central Jersey Bank, N.A.’s provision for loan losses, other income (loss) and operating expenses.  Other income (loss) consists primarily of service charges and fees and the gain on sale of securities available-for-sale.  Operating expenses consist primarily of salaries and employee benefits, occupancy costs and other operating related expenses.

For the years ended December 31, 2008 and 2007

Net Interest Income

Net interest income for Central Jersey Bank, N.A. totaled $18.4 million for the year ended December 31, 2008, as compared to $16.7 million for the year ended December 31, 2007.  Net interest income for the year ended December 31, 2008 was comprised primarily of $21.1 million in interest and fees on loans, $7.6 million in interest on securities, and $386,000 in interest income on federal funds sold and due from banks, less interest expense on deposits of $9.0 million, interest expense on borrowed funds of $1.3 million, and interest expense on subordinated debentures of $355,000, whereas net interest income for the year ended December 31, 2007 was comprised primarily of $23.0 million in interest and fees on loans, $6.0 million in interest on securities and $1.5 million in interest income on federal funds sold and due from banks, less interest expense on deposits of $12.6 million, interest expense on borrowed funds of $746,000 and interest expense on subordinated debentures of $439,000.

Average interest-earning assets totaled $493.1 million for the year ended December 31, 2008, a $26.7 million, or 5.7%, increase over average interest-earning assets of $466.4 million for the year ended December 31, 2007.  Interest-earning assets for such periods were funded primarily by deposit inflows and the proceeds from borrowed funds.  Deposits for the year ended December 31, 2008 averaged $401.7 million, of which $326.5 million, or 81.3%, were interest-bearing.  This number represents a 3.8% decrease over average total deposits of $417.4 million for the year ended December 31, 2007, of which $337.5 million, or 80.9%, were interest-bearing.  Subordinated debentures and other borrowings for the year ended December 31, 2008, averaged

Index

$5.2 million and $63.1 million, respectively, as compared to $5.2 million and $22.4 million, respectively, for the year ended December 31, 2007.  The increase was due to growth in the bank subsidiary’s sweep account product for business customers and $48.7 million in Federal Home Loan Bank advances.  As of December 31, 2008, borrowings included $23.0 million bank sweep funds, $27.5 million in Federal Home Loan Bank overnight advances, $20.0 million in Federal Home Loan Bank callable advances and $1.2 million in Federal Home Loan Bank fixed rate advances.

The net interest margin was 3.73% for the year ended December 31, 2008, as compared to 3.58% for the year ended December 31, 2007.  The net interest margin expansion, for year ended December 31, 2008, was the result of the 2007 balance sheet restructuring initiative, incremental growth in interest earning assets and lower funding costs. The retail and commercial banking markets remain very competitive for deposit and loan pricing.  The yield on interest-earning assets decreased to 5.90% for the year ended December 31, 2008, from 6.54% for the year ended December 31, 2007. The average cost of deposits and interest-bearing liabilities was 2.70% for the year ended December 31, 2008, as compared to 3.77% for the year ended December 31, 2007.  The decrease in both average yield on interest-earning assets and the cost of deposits and interest-earning liabilities for year ended December 31, 2008 was primarily due to the significant reduction in the general level of short term rates and the 500 basis point reduction in the Prime Rate of interest which occurred between September 2007 and December 2008.

Index

The following table presents a summary of the principal components of average interest-earning assets and average interest-bearing liabilities with the related interest income and interest expense for the years ended December 31, 2008 and 2007.  No tax equivalent adjustments were made:

(dollars in thousands)	Year ended December 31, 2008			Year ended December 31, 2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest earning assets:
Federal funds sold	$6,612	$180	2.72%	$27,039	$1,369	5.06%
Loans receivable, gross	333,427	21,084	6.32%	314,195	22,975	7.31%
Deposits with banks	4,566	206	4.51%	3,739	161	4.31%
Securities	148,459	7,616	5.13%	121,442	5,983	4.93%
Total interest earning assets	493,064	29,086	5.90%	466,415	30,488	6.54%
Cash and due from banks	9,094			8,956
Allowance for loan losses	(3,698)			(3,424)
Other assets	42,672			41,244
Total assets	$541,132			$513,191
Interest bearing liabilities:
Interest bearing demand	$81,957	$1,576	1.92%	$91,159	$2,864	3.14%
Money market	28,526	772	2.71%	27,641	1,185	4.29%
Savings	67,868	928	1.37%	71,810	1,464	2.04%
Time	148,173	5,708	3.85%	146,934	7,084	4.82%
Total interest bearing deposits	326,524	8,984	2.75%	337,544	12,597	3.73%
Other borrowings	63,141	1,325	2.10%	22,402	746	3.33%
Subordinated debentures	5,155	355	6.89%	5,155	439	8.52%
Total interest-bearing liabilities	394,820	10,664	2.70%	365,101	13,782	3.77%
Non-interest bearing demand	75,149			79,828
Other liabilities	1,865			1,915
Shareholders’ equity	69,298			66,347
Total liabilities and shareholders’equity	$541,132			$513,191

Net interest income		$18,422			$16,706

Net interest rate spread[1]			3.20%			2.77%

Net interest margin[2]			3.73%			3.58%
________________________________

[1]	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
[2]	Net interest margin represents net interest income divided by average interest-earning assets.

Index

Rate/Volume Analysis

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected Central Jersey Bank, N.A.’s interest income and interest expense during the periods indicated.  Information is provided in each category with respect to: (1) changes attributable to changes in volume (changes in volume multiplied by prior rate); (2) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (3) the net change.  The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate (in thousands).

	Year ended December 31, 2008 Compared to Year ended December 31, 2007
	Increase (Decrease) Due to Change in:		Total Increase (Decrease)
	Volume	Rate
(in thousands) Interest Income:
Loans receivable, gross	$1,347	$(3,238)	$(1,891)
Securities	1,377	255	1,632
Deposits with banks	37	8	45
Federal funds sold	(737)	(451)	(1,188)
Total interest-earning assets	2,024	(3,426)	(1,402)
Interest Expense:
Interest-bearing demand	(266)	(1,022)	(1,288)
Savings deposits	(76)	(460)	(536)
Money market deposits	37	(450)	(413)
Time deposits	60	(1,436)	(1,376)
Total interest-bearing deposits	(245)	(3,368)	(3,613)
Other borrowings	940	(361)	579
Subordinated debentures	--	(84)	(84)
Total interest-bearing liabilities	695	(3,813)	(3,118)
Net interest income	$1,329	$387	$1,716

Provision for Loan Losses

For the year ended December 31, 2008, the provision for loan losses was $1.3 million, as compared to $165,000 for the year ended December 31, 2007.  The significant increase in the provision for loan losses is due to required incremental reserves resulting from the credit deterioration of certain commercial loans and, to a lesser extent, loan growth that occurred during the periods presented.  Total gross loans outstanding at December 31, 2008 were $361.0 million, an increase of $45.8 million, or 14.5%, over the December 31, 2007 total of $315.2 million.

Non-Interest Income (Loss)

Non-interest income (loss), which consists of service charges on deposit accounts, gains on the sale of loans held-for-sale, gains on the sale of investment securities available-for-sale, income from bank owned life insurance and the impairment on available-for-sale investment securities, was $2.7 million for the year ended December 31, 2008, as compared to ($217,000) for 2007.  Gains on the

Index

sale of investment securities available-for-sale totaled $739,000 for the year ended December 31, 2008, as compared to $87,000 for 2007.  Gains on the sale of loans held-for-sale totaled $351,000 and $56,000, respectively, for the years ended December 31, 2008 and 2007, and were primarily attributable to fees realized from the sale and servicing of SBA loans.  The origination of SBA loans, which are generally sold with servicing retained, commenced in the fourth quarter of 2007, with the initial SBA loan sales occurring during the first quarter of 2008.  The loss recorded in non-interest income for the year ended December 31, 2007 was directly related to the one-time balance sheet restructuring charge of $1.96 million, pre-tax.

Non-Interest Expense

Non-interest expense generally includes costs associated with employee salaries and benefits, occupancy expenses, data processing fees, core deposit intangible amortization, and other operating expenses.  Non-interest expense for the year ended December 31, 2008 was $15.6 million, as compared to $14.4 million for the prior year.  Central Jersey Bank, N.A. incurred $482,000 in core deposit intangible amortization expense related to the combination with Allaire Community Bank for the year ended December 31, 2008, as compared to $552,000 in 2007.

Full-time equivalent employees totaled 140 at December 31, 2008, as compared to 128 at December 31, 2007.  The increase in full-time equivalent employees is due primarily to the opening of the Oakhurst branch office.  The table below presents non-interest expense, by major category, for the years ended December 31, 2008 and 2007, respectively (in thousands):

Non-interest Expense:	2008	2007
Salaries and employee benefits	$7,759	$7,146
Net occupancy expenses	2,059	1,821
Data processing	1,011	884
Professional fees	896	938
Outside service fees	782	856
Furniture, fixtures and equipment	694	626
Core deposit intangible amortization	482	552
Advertising	268	134
Stationery, supplies and printing	239	251
Insurance	184	194
Telephone	133	161
Abandonment of leasehold improvements	--	137
Other operating expenses	1,130	670
Total	$15,637	$14,370

Income Tax Expense

For the year ended December 31, 2008, income tax expense was $1.3 million on income before taxes of $4.2 million, resulting in an effective tax rate of 30.7%, as compared to income tax expense of $1.1 million on income before taxes of $2.0 million for the year ended December 31, 2007, resulting in an effective tax rate of 56.8%. The lower than anticipated income tax rate for the year ended December 31, 2008 was due to the tax treatment applied to gains on the sale of investment securities.  Since the gains were realized in CJB Investment Company, the gains are

Index

considered capital gains and permitted to be offset against the remaining capital loss carry-forwards resulting from the 2007 balance sheet restructuring initiative.

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, amounts due from banks with original maturities of three months or less, and federal funds sold.  Cash and cash equivalents were $9.8 million at December 31, 2008, a decrease of $5.1 million, or 34.2%, from the December 31, 2007 total of $14.9 million.  The decrease is due primarily to the timing of cash flows related to Central Jersey Bank, N.A.’s business activities.

Intangible Assets

Intangible assets of Central Jersey Bancorp consist of goodwill and core deposit premiums.  Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions.  In accordance with SFAS No. 142, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis.  For each of the years ended December 31, 2008 and 2007, Central Jersey Bancorp had $27.0 million of goodwill related to the combination with Allaire Community Bank.

Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on an accelerated basis over a period of ten years.  The amortization of the core deposit premium is recorded as a component of operating expenses.  For the years ended December 31, 2008 and 2007, Central Jersey Bancorp had $1.4 million and $1.9 million, respectively, of core deposit intangible related to the combination with Allaire Community Bank.

Investment Securities Portfolio

Investment securities totaled $185.4 million at December 31, 2008, an increase of $53.1 million, or 40.1%, over the December 31, 2007 total of $132.3 million.  The increase was attributable to the purchase of $95.2 million of mortgage-backed securities, $4.7 million of bond anticipation notes, $32.0 million in government-sponsored agency securities and $4.6 million in SBA sponsored securities during 2008.  For the year ended December 31, 2008, principal pay downs of mortgage-backed securities totaled $26.0 million, $6.3 million of fixed rate government-sponsored agency securities, $4.0 million of bond anticipation notes and $1.0 million of mortgage-backed securities matured and $47.8 million in mortgage-backed securities were sold.  In addition, at December 31, 2008, the net change of the unrealized gain on available-for-sale securities increased by $1.7 million from December 31, 2007.  Fannie Mae and Freddie Mac guarantee the contractual cash flows of these investment securities.  Since there has not been a decrease in fair value attributable to changes in credit quality, and because the Company has the ability and intent to hold these investment securities until a market price recovery or maturity, these investment securities are not considered other-than-temporarily impaired.

Index

The following table summarizes the maturity and weighted average yields in each of Central Jersey Bank, N.A.’s investment securities portfolios at December 31, 2008:

Maturities and weighted average yields: (dollars in thousands)	Within 1 Year	Over 1 to 5 Years	Over 5 to 10 Years	Over 10 Years	Total

Securities held-to-maturity:

Mortgage-backed securities
Amortized cost	$86	$2,147	$199	$7,912	$10,344
Weighted average yield	5.50%	4.00%	7.00%	5.23%	5.01%
Obligations of U.S. Government agencies
Amortized cost	--	487	3,848	--	4,335
Weighted average yield	--	4.00%	4.61%	--	4.54%
Total securities held-to-maturity
Amortized cost	$86	$2,634	$4,047	$7.912	$14,679
Weighted average yield	5.50%	4.00%	4.73%	5.23%	4.87%

Securities available-for-sale:

Mortgage-backed securities
Fair value	$1,260	$647	$43,275	$88,740	$133,922
Weighted average yield	5.00%	5.00%	5.14%	5.22%	5.19%
Obligations of U.S. Government agencies
Fair value	$22,000	$10,033	$--	$--	$32,033
Weighted average yield	3.67%	3.00%	--	--	3.46%
Other debt securities
Fair value	4,728	--	--	--	4,728
Weighted average yield	1.70%	--	--	--	1.70%
Total securities available-for-sale
Fair value	$27,988	$10,680	$43,275	$88,740	$170,683
Weighted average yield	3.40%	3.12%	5.14%	5.22%	4.77%

Other-Than-Temporary Impairment

During 2007, Central Jersey Bancorp executed a balance sheet restructuring strategy involving approximately $88.6 million of investment securities held in the available-for-sale investment portfolio. The restructuring resulted in a one-time pre-tax impairment charge of approximately $1.96 million, which was reflected in Central Jersey Bancorp’s consolidated financial statements for the three months ended March 31, 2007.  Available-for-sale investment securities, consisting primarily of lower yielding fixed rate callable agency investment securities were sold during the second quarter of 2007 and replaced with higher yielding investment securities with a comparable to modestly shorter aggregate weighted average life.  The fair value loss that these investment securities carried at March 31, 2007, was recorded as an other-than-temporary impairment since Central Jersey Bancorp did not have the intent to hold these securities to recovery.  The investment securities Central Jersey Bancorp identified as impaired were primarily fixed rate government sponsored agency bonds that either had a below market interest rate coupon or a longer than desired maturity term.  Central Jersey Bancorp realized a gain on the sale of available-for-sale securities of $87,000, pre-tax, in conjunction with the balance sheet restructuring during the year ended December 31, 2007.

Index

Investment Policy

The Board of Directors has adopted an investment policy to govern the investment function of Central Jersey Bank, N.A., which includes the purchase of investment securities for the held-to-maturity and available-for-sale portfolios and the sale of investment securities from the available-for-sale portfolio.

The basic objectives of the investment function are:

•	to keep Central Jersey Bank, N.A.’s funds fully employed at the maximum after-tax return;
•	to minimize exposure to credit risk; and
•	to provide liquidity required by current circumstances.

As used in our investment policy and in other policies of Central Jersey Bank, N.A., the term “liquidity” refers to the expected cash flow from performing assets and secondary to borrowings secured by performing assets.  These two sources of liquidity are expected to fund the operations of Central Jersey Bank, N.A.  For this reason, unless otherwise indicated, the term “liquidity” in Central Jersey Bank, N.A.’s policies does not refer to proceeds from the sale of assets, except for the sale of assets available-for-sale.

Investment management therefore emphasizes:

•	preservation of principal;
•	strong cash-flow characteristics;
•	ready availability of credit information;
•	appropriateness of size both as to Central Jersey Bank, N.A. and as to an obligor’s outstanding debt;
•	eligibility as collateral for public-agency deposits and customer repurchase-agreement accounts; and
•	broad marketability, as an indicator of quality.

The purpose of bonds in the held-to-maturity portfolio is to provide earnings consistent with the safety factors of quality, maturity and risk diversification.  This purpose is reflected in the accounting principle that carrying a debt security at amortized cost is appropriate only if the ALCO/Investment Committee of Central Jersey Bank, N.A. has the intent and ability to hold that security to maturity.  Management should be indifferent to price fluctuations unrelated to the continuing ability of an investment security to contribute to recurring income.  For purposes of our investment policy, an investment security shall be deemed to have matured if it is sold:  (1) within three months of maturity or a call date if exercise of the call is probable; or (2) after collection of at least 85% of the principal outstanding at acquisition.

Debt securities that are not positively expected to be held-to-maturity, but rather for indefinite periods of time, and equity securities, shall be booked to the available-for-sale portfolio, which shall be monitored daily and reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a tax-effected net amount in a separate component of shareholders’ equity.  However, in calculating and reporting regulatory capital, only net unrealized losses on marketable equity securities is deducted from Tier 1 or core capital.

Index

Loan Portfolio

Central Jersey Bank, N.A.’s primary policy goal is to establish a sound credit portfolio that contributes, in combination with other earning assets, to a satisfactory return on assets, return on shareholders’ equity and capital to asset ratio.

Central Jersey Bank, N.A. conducts both commercial and retail lending activities.  The loan approval process at Central Jersey Bank, N.A. is driven by the aggregate indebtedness of the borrower and related entities.  Executive officers with lending authority and loan officers have various individual and collective loan approval authorities up to $500,000.  All credit accommodations exceeding $500,000 are referred to Central Jersey Bank, N.A.’s Loan Committee for review and approval.  The Loan Committee is comprised of internal and outside directors and the senior commercial loan officer.  A loan officer with a loan application for more than $500,000 (or from a borrowing relationship with aggregate debt in excess of $500,000) presents a complete analysis of the proposed credit accommodation to the members of the Loan Committee for their consideration.

The analysis includes, among other things, the following:

•	a description of the borrower;
•	the loan purpose and use of proceeds;
•	the requested loan amount;
•	the recommended term;
•	the recommended interest rate;
•	primary, secondary and tertiary sources of repayment;
•	proposed risk rating;
•	full collateral description;
•	fees (if any);
•	full borrower financial analysis, including comparative balance sheets, income statements and statements of cash flows; and
•	inherent strengths and weaknesses of the requested credit accommodation.

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

Index

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

There are a number of risks associated with the granting of consumer loans.  While income and equity or collateral values are primary determinants of the loan approval process for consumer loans, Central Jersey Bank, N.A. also gives much consideration to employment and debt payment history of the borrower(s).  As with the commercial underwriting process, consumer loans require both an income cushion and a collateral cushion.  Such criteria provide for a margin should a borrower’s income diminish or the collateral securing the loan depreciate in value.

The granting of a loan, by definition, contains inherent risks.  Central Jersey Bank, N.A. attempts to mitigate risks through sound credit underwriting.  Each loan that Central Jersey Bank, N.A. approves undergoes credit scrutiny that results in a quantification of risk and then the assignment of a risk rating.  Individual risk ratings carry with them a required reserve that is used to fund Central Jersey Bank, N.A.’s ALL.  The inherent risk associated with each loan is a function of loan type, collateral, cash flow, credit rating, general economic conditions and interest rates.

Central Jersey Bank, N.A. is limited by regulation as to the total amount which may be committed and loaned to a borrower and its related entities.  Central Jersey Bank, N.A.’s legal lending limit is equal to 15% of its capital funds, including capital stock, surplus, retained earnings and the ALL.  Central Jersey Bank, N.A. may lend an additional 10% of its capital funds to a borrower and its related entities if the additional loan or extension of credit is fully secured by readily marketable collateral having a fair value at least equal to the amount borrowed.  The additional limitation is separate from, and in addition to, the general limitation of 15%.

Index

The following table summarizes net loans outstanding by loan category and amount at December 31, 2008, 2007, 2006, 2005 and 2004.

(in thousands)	2008	2007	2006	2005	2004
Commercial and industrial loans	$37,119	$29,384	$35,476	$32,708	$22,392
Real estate loans – commercial	267,705	240,370	237,234	232,570	96,291
1-4 family real estate loans	2,646	3,822	4,182	4,858	--
Home equity and second mortgages	51,688	37,832	35,573	38,153	22,014
Consumer loans	1,840	3,765	2,857	2,054	638
Total loans	$360,998	$315,173	$315,322	$310,343	$141,335
Less allowance for loan losses	4,741	3,408	3,229	3,175	1,638
Net loans	$356,257	$311,765	$312,093	$307,168	$139,697
Loans held-for-sale	$400	$658	$242	$3,127	$--

Loans, net of the ALL, totaled $356.3 million at December 31, 2008, an increase of $44.5 million, or 14.2%, from the $311.8 million balance at December 31, 2007.  The increase in loan balances was due primarily to the origination of commercial real estate loans, consumer home equity loans and lines of credit during the period.

For the year ended December 31, 2008, commercial and industrial loans and commercial real estate loans increased by $35.0 million to $304.8 million, which represents a 13.0% increase from the balance of $269.8 million at December 31, 2007.

During 2008, home equity and second mortgages increased by $13.9 million to $51.7 million at December 31, 2008, which represents a 36.7% increase over the balance of $37.8 million at December 31, 2007.

Index

The following table summarizes the maturities of loans by category and whether such loans are at a fixed or floating rate at December 31, 2008.

	December 31, 2008
Maturity and repricing data for loans: (in thousands)	Within 1 Year	Over 1 to 3 Years	Over 3 to 5 Years	Over 5 to 15 Years	Over 15 Years	Total
Loans secured by 1-4 family residential properties
Fixed rate	$1,375	$2,963	$7,567	$9,664	$4,779	$26,348
Adjustable rate	13,780	--	1,674	--	--	15,454
All other loans secured by real estate
Fixed rate	19,350	45,457	39,687	46,541	29,296	180,331
Adjustable rate	91,659	13,387	30,448	3,371	--	138,865

Total	$126,164	$61,807	$79,376	$59,576	$34,075	$360,998

Non-Performing Loans

A loan is considered to be non-performing if it (1) is on a non-accrual basis, (2) is past due 90 days or more and still accruing interest, or (3) has been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial position of the borrower.  A loan, which is past due 90 days or more and still accruing interest, remains on accrual status only where it is both adequately secured as to principal and is in the process of collection.  Central Jersey Bank, N.A. had non-performing loans totaling $2.5 million and $214,000 at December 31, 2008 and 2007, respectively.  If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $55,130 and $4,359, for the years ended December 31, 2008 and 2007, respectively.  At December 31, 2008, there are no commitments to lend additional funds to borrowers whose loans are on non-accrual.

Impaired Loans

When necessary, Central Jersey Bancorp performs individual loan reviews in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, to determine whether any individually reviewed loans are impaired and, if impaired, measures a SFAS No. 114 allowance allocation in accordance with the standard.  A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms.  Central Jersey Bancorp considers loans on non-accrual status as impaired and automatically subject to SFAS No. 114 review.  In addition, any other loan that management considers possibly impaired due to deteriorating conditions or for any other reasons, is, at management’s discretion, subject to SFAS No. 114 review.

At December 31, 2008, Central Jersey Bancorp had impaired loans totaling $2.69 million, as compared to $214,000 at December 31, 2007.  The increase in impaired loans was due primarily to four commercial loans totaling $2.36 million which were placed on non-accrual status during

Index

2008.  These loans were considered impaired and were evaluated in accordance with SFAS No. 114.  After evaluation, specific reserves were required for three of the impaired loans.  At December 31, 2008, Central Jersey Bancorp recorded $474,000 of specific reserves for impaired loans as compared to no specific reserves for impaired loans at December 31, 2007.

Central Jersey Bancorp’s policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. Central Jersey Bancorp recognizes income on non-accrual loans under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to Central Jersey Bancorp. If these factors do not exist, Central Jersey Bancorp does not recognize income. There was no income recognized on impaired loans during 2008. Total cash collected on impaired loans during 2008 was $1.1 million, all of which was credited to the principal balance outstanding.

Potential Problem Loans

In addition to non-performing loans, Central Jersey Bank, N.A. maintains a “watch list” of loans which are subject to heightened scrutiny and more frequent review by management.  Loans may be placed on the “watch list” because of documentation deficiencies, or because management has identified “structural weaknesses” which potentially could cause such loans to become non-performing in future periods.

As of December 31, 2008 and 2007, there were no loans identified as having structural weaknesses on the “watch list.”  The total balance of loans on the “watch list” at December 31, 2008 and 2007 totaled $24.2 million and $6.0 million, respectively. The $18.2 million increase was representative of the changes in the risk profile of the loan portfolio.  Loans which were risk rated “special mention” increased by $16.2 million, to $21.3 million, at December 31, 2008, from $5.1 million at December 31, 2007.  Loans which were risk rated “substandard” increased by $1.8 million, to $2.8 million, at December 31, 2008, from $974,000 at December 31, 2007.  Loans which were risk rated “doubtful” increased to $50,000 at December 31, 2008 from no loans risk rated “doubtful” at December 31, 2007.  A majority of the risk rating downgrades occurred in the commercial mortgage loan portfolio.

Allowance for Loan Losses and Related Provision

ALL is a valuation account that reflects an evaluation of the probable losses in the loan portfolio.  The determination of the adequacy of the ALL is a critical accounting policy of Central Jersey Bank, N.A., due to the inherently subjective nature of the evaluation.  Credit losses primarily arise from Central Jersey Bank, N.A.’s loan portfolio, but also may be derived from other credit-related sources, including commitments to extend credit.  Additions are made to the allowance through periodic provisions which are charged to expense.  All losses of principal are charged to the allowance when incurred or when a determination is made that a loss is expected.  Subsequent recoveries, if any, are credited to the allowance.

In order to comprehensively address periodic provisioning and the resultant ALL, the Company utilizes a multidisciplinary approach to the ALL determination.  That approach considers each of the following factors:

Index

•	Historical Realized Losses in the credit portfolio.

•	Delinquency Trends currently experienced in the credit portfolio.

•	Internal Risk Rating System (“IRR”) that assigns a risk factor, and specific reserve, to every outstanding credit exposure.

•	External Independent Assessment of ALL adequacy and the entire credit management function periodically performed by loan review and regulatory authorities.

•	Current and Anticipated Environmental Conditions that could affect borrowers’ ability to continually meet their contractual repayment obligations.

Individually evaluated loans that are not determined to be impaired but have specific characteristics that indicate it is probable that there would be an incurred loss in a group of loans with those characteristics and all other loans are evaluated by Central Jersey Bank, N.A. in accordance with SFAS No. 5, Accounting for Contingencies.

The loss factors utilized in calculating a reasonable estimate are inherently subjective and require material estimates that may by susceptible to significant change.  Central Jersey Bank, N.A. formally evaluates loss factors utilized in evaluating its unimpaired loans on no less than a quarterly basis, and more frequently, if in management’s judgment, circumstances indicate the revaluation of such loss reserves is prudent.   After the loss factors have been applied to each loan in the portfolio, further segmentation is required to adequately differentiate the risk in the portfolio.  Therefore, the loan portfolio is segmented by both loan type and credit risk rating to capture common risk characteristics for each pool.

The reserve allocation for SFAS No. 5 pools are based on Central Jersey Bank, N.A.’s historical loss experience of the particular group, adjusted for changes in trends, conditions, and other relevant qualitative factors that affect repayment of the loans as of the evaluation date.  Qualitative and/or environmental factors are used to adjust historical loss rates which require significant judgment by management.  In the event that Central Jersey Bank, N.A. must make adjustments to historical loss rates, management will explain how the adjustments reflect current information, events, circumstances, and conditions in the loss measurement.

Certain loans classified under SFAS No. 5 may, at management’s discretion, be evaluated under SFAS No. 114 for impairment.  If loans being evaluated are deemed not to be impaired they will remain in a SFAS No. 5 pool.

When necessary, Central Jersey Bank, N.A. performs individual loan reviews in accordance with SFAS No. 114 to determine whether any individually reviewed loans are impaired and, if impaired, measures a SFAS No. 114 allowance allocation in accordance with the standard.

Our primary lending emphasis is the origination of commercial real estate loans, commercial and industrial loans, and to a lesser extent, home equity and second mortgages.  As a result of our strategic plans and lending emphasis, we have a loan concentration in commercial loans at

Index

December 31, 2008 and 2007, the majority of which are secured by real property located in New Jersey.

Based on the composition of our loan portfolio and the growth in our loan portfolio over the past five years, we believe the primary risks inherent in our portfolio are possible increases in interest rates, a possible decline in the economy, generally, and a possible decline in real estate fair values.  Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies and loan losses.

For the year ended December 31, 2008, the provision for loan losses was $1.3 million, as compared to $165,000 for the year ended December 31, 2007.  The significant increase in the provision for loan losses is due to required incremental reserves resulting from the credit deterioration of certain commercial loans and, to a lesser extent, loan growth that occurred during the periods presented.  Total gross loans outstanding at December 31, 2008 were $361.0 million, an increase of $45.8 million, or 14.5%, over the December 31, 2007 total of $315.2 million.

Loan portfolio composition remained consistent in 2008, as compared to 2007, with commercial loans comprising 84.4% of total loans outstanding at December 31, 2008, as compared to 85.6% at December 31, 2007.  Gross loans outstanding totaled $361.0 million at December 31, 2008, as compared to $315.2 million at December 31, 2007, an increase of $45.8 million, or 14.5%.

The following table summarizes Central Jersey Bank, N.A.’s ALL for the years ended December 31, 2008, 2007, 2006, 2005 and 2004.

(dollars in thousands)	2008	2007	2006	2005	2004

Balance, beginning of year	$3,408	$3,229	$3,175	$1,638	$1,378
Provision charged to expense	1,319	165	500	426	260
Charge-offs	--	(88)	(455)	(92)	--
Allaire Community Bank combination	--	--	--	1,203	--
Recoveries	14	102	9	--	--
Balance, end of year	$4,741	$3,408	$3,229	$3,175	$1,638
Ratio of allowance for loan losses to total loans	1.31%	1.08%	1.02%	1.02%	1.1%
Ratio of net recoveries (charge-offs) to average loans outstanding	0.004%	0.004%	(0.14%)	(0.03%)	0.00%

Index

The following table sets forth Central Jersey Bank, N.A.’s percent of ALL to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated (dollars in thousands):

	December 31, 2008			December 31, 2007			December 31, 2006
Loan Type	Amount	Percent of allowance to total allowance	Percent of loans to total loans	Amount	Percent of allowance to total allowance	Percent of loans to total loans	Amount	Percent of allowance to total allowance	Percent of loans to total loans
Commercial	$4,293	90.6%	84.4%	$2,999	88.0%	85.6%	$2,811	87.1%	86.5%
Consumer	448	9.4%	15.6%	409	12.0%	14.4%	418	12.9%	13.5%
Total	$4,741	100.0%	100.0%	$3,408	100.0%	100.0%	$3,229	100.0%	100.0%

	December 31, 2005			December 31, 2004
Loan Type	Amount	Percent of allowance to total allowance	Percent of loans to total loans	Amount	Percent of allowance to total allowance	Percent of loans to total loans
Commercial	$2,749	86.6%	85.5%	$1,403	85.7%	84.0%
Consumer	426	13.4%	14.5%	235	14.3%	16.0%
Total	$3,175	100.0%	100.0%	$1,638	100.0%	100.0%

Restricted Stock

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and as of December 31, 2008 and 2007, consisted of the common stock of  the Federal Home Loan Bank of New York (“FHLBNY”), the Federal Reserve Bank of New York (“FRB”) and Atlantic Central Bankers Bank (“ACBB”).

Management evaluates the restricted stock for impairment in accordance with the AICPA Accounting Standards Executive Committee (“AcSEC”) Statement of Position (“SOP”) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of the investments’ cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the investments’ cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLBNY, as compared to the capital stock amount for the FHLBNY and the length of time this situation has persisted, (2) commitments by the FHLBNY to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBNY, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBNY.

Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2008.

Index

Deposits

One of Central Jersey Bank, N.A.’s primary strategies is the accumulation and retention of core deposits.  Core deposits are defined as all deposits except certificates of deposits with balances in excess of $100,000.

Total deposits were $418.8 million at December 31, 2008, an increase of $15.5 million, or 3.8%, from the year ended December 31, 2007 total of $403.3 million.  Core deposits as a percentage of total deposits were 82.5% at December 31, 2008, as compared to 84.8% at December 31, 2007. The modest increase in deposit balances was reflective of the competitive deposit pricing environment and general economic slowdown.

The following table represents categories of Central Jersey Bank, N.A.’s deposits at December 31, 2008 and 2007.

(in thousands)	December 31, 2008	December 31, 2007
Demand deposits, non-interest bearing	$75,947	$73,955
Savings, N.O.W. and money market accounts	190,475	187,354
Certificates of deposit of less than $100,000	78,949	80,587
Certificates of deposit of $100,000 or more	73,444	61,394
Total deposits	$418,815	$403,290

The following table represents categories of Central Jersey Bank, N.A.’s average deposit balances and weighted average interest rates for the years ended December 31, 2008 and 2007 (dollars in thousands):

	December 31, 2008		December 31, 2007
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits, non-interest bearing	$75,149	0.00%	$79,828	0.00%
Savings, N.O.W. and money market accounts	178,351	1.84%	190,610	2.89%
Certificates of deposit of less than $100,000	79,867	3.80%	81,497	4.78%
Certificates of deposit of $100,000 or more	68,306	3.95%	65,437	4.88%
Total deposits	$401,673	2.24%	$417,372	3.02%

Index

At December 31, 2008, Central Jersey Bank, N.A. had $152.4 million in time deposits maturing as follows (in thousands):

	3 months or less	Over 3 to 12 months	Over 1 year to 3 years	Over 3 years	Total
Less than $100,000	$23,242	$49,670	$4,826	$1,211	$78,949
Equal to or more than $100,000	14,373	53,399	1,973	3,699	73,444
Total	$37,615	$103,069	$6,799	$4,910	$152,393

Borrowings

Borrowings were $71.7 million at December 31, 2008, as compared to $24.6 million at December 31, 2007, an increase of $47.1 million, or 191.4%.  Borrowings typically include wholesale borrowing arrangements as well as arrangements with deposit customers of Central Jersey Bank, N.A. to sweep funds into short-term borrowings.  As of December 31, 2008, borrowings included $23.0 million bank sweep funds, $27.5 million in Federal Home Loan Bank overnight advances, $20.0 million in Federal Home Loan Bank callable advances and $1.2 million in Federal Home Loan Bank fixed rate advances.  The increase was due to growth in the bank subsidiary’s sweep account product for business customers and $48.7 million in Federal Home Loan Bank advances.  The Federal Home Loan Bank advances were used to fund loan growth and the purchase of mortgage-backed securities during the period.

Commitments and Conditional Obligations

In the ordinary course of business to meet the financial needs of Central Jersey Bank, N.A.’s customers, Central Jersey Bank, N.A. is party to financial instruments with off-balance sheet risk.  These financial instruments include unused lines of credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements.  The contract or notional amounts of these instruments express the extent of involvement Central Jersey Bank, N.A. has in each category of financial instruments.

Central Jersey Bank, N.A.’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  Central Jersey Bank, N.A. uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The contract or notional amount of financial instruments which represent credit risk at December 31, 2008 and December 31, 2007 is as follows (in thousands):

	2008	2007
Standby letters of credit	$2,206	$1,446
Outstanding loan and credit line commitments	$65,079	$78,464

Standby letters of credit are conditional commitments issued by Central Jersey Bank, N.A. which guarantee performance by a customer to a third party.  The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers.  All of Central Jersey Bank, N.A.’s outstanding standby letters of credit are performance standby letters within the scope of the Financial Accounting Standards Board (“FASB”) Interpretation No. 45.  These are irrevocable undertakings by Central

Index

Jersey Bank, N.A., as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation.  Most of Central Jersey Bank, N.A.’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The maximum potential future payments Central Jersey Bank, N.A. could be required to make equals the face amount of the letters of credit.  Central Jersey Bank, N.A.’s liability for performance standby letters of credit was immaterial at December 31, 2008 and December 31, 2007.

Outstanding loan commitments represent the unused portion of loan commitments available to individuals and companies as long as there is no violation of any condition established in the contract.  Outstanding loan commitments generally have a fixed expiration date of one year or less, except for home equity loan commitments which generally have an expiration date of up to 15 years.  Central Jersey Bank, N.A. evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if any, upon extension of credit is based upon management’s credit evaluation of the customer.  Various types of collateral may be held, including property and marketable securities.  The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.

Liquidity and Capital Resources

Liquidity defines the ability of Central Jersey Bank, N.A. to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis.  An important component of a bank’s asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements.  The liquidity needs of Central Jersey Bank, N.A. have been primarily met by cash on hand, loan and investment amortizations and borrowings.  Central Jersey Bank, N.A. invests funds not needed for operations (excess liquidity) primarily in daily federal funds sold.  During 2008, Central Jersey Bank, N.A. continued to maintain a large secondary source of liquidity known as Investment Securities available-for-sale.  The fair value of that portfolio was $170.7 million and $114.8 million at December 31, 2008 and 2007, respectively.

It has been Central Jersey Bank, N.A.’s experience that its core deposit base (which is defined as transaction accounts and term deposits of less than $100,000) is primarily relationship-driven.  Non-core deposits (which are defined as term deposits of $100,000 or greater) are much more interest rate sensitive.  In any event, adequate sources of reasonably priced on-balance sheet funds, such as overnight federal funds sold, amounts due from banks and short-term investments maturing in less than one year, must be continually accessible for contingency purposes.  This is accomplished primarily by the daily monitoring of certain accounts for sufficient balances to meet future loan commitments, as well as measuring Central Jersey Bank, N.A.’s liquidity position on a monthly basis.

Supplemental sources of liquidity include large certificates of deposit, wholesale and retail repurchase agreements, and federal funds purchased from correspondent banks.  Correspondent banks, which are typically referred to as “banker’s banks,” offer essential services such as cash letter processing, investment services, loan participation support, wire transfer operations and other traditional banking services.  Brokered deposits, which are deposits obtained, directly or indirectly, from or through the mediation or assistance of a deposit broker, may be utilized as supplemental sources of liquidity in accordance with Central Jersey Bank, N.A.’s balance sheet

Index

management policy.  Contingent liquidity sources may include off-balance sheet funds, such as advances from both the Federal Home Loan Bank and the Federal Reserve Bank, and federal funds purchase lines with “upstream” correspondents.  An additional source of liquidity is made available by curtailing loan activity and instead using the available cash to fund short-term investments such as overnight federal funds sold or other approved investments maturing in less than one year.  In addition, future expansion of Central Jersey Bank, N.A.’s retail banking network is expected to create additional sources of liquidity from new deposit customer relationships.

Central Jersey Bank, N.A. is subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Central Jersey Bank, N.A.’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Central Jersey Bank, N.A. must meet specific capital guidelines that involve quantitative measures of Central Jersey Bank, N.A.’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  Central Jersey Bank, N.A.’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. See “Item 1. Business-Government Regulation.”

Quantitative measures established by regulation to ensure capital adequacy require Central Jersey Bank, N.A. to maintain minimum amounts and ratios (set forth in the following table) of Total Capital and Tier 1 Capital to risk weighted assets and of Tier 1 Capital to average assets (leverage ratio).  As of December 31, 2008, Central Jersey Bank, N.A. met all capital adequacy requirements to which it is subject.

As of December 31, 2008, the most recent notification from the OCC categorized Central Jersey Bank, N.A. as “well capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that we believe have changed Central Jersey Bank, N.A.’s category.

The following is a summary of Central Jersey Bancorp and Central Jersey Bank, N.A.’s actual capital ratios as of December 31, 2008 and 2007, compared to the minimum capital adequacy requirements and the requirements for classification as a “well-capitalized” institution:

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Asset Ratio		Total Capital to Risk Weighted Asset Ratio
Actual Ratios	2008	2007	2008	2007	2008	2007

Central Jersey Bancorp	10.20%	9.08%	13.91%	12.74%	15.09%	13.73%
Central Jersey Bank, N.A.	10.33%	9.34%	14.05%	12.94%	15.24%	13.93%

Required Regulatory Ratios
“Adequately capitalized” institution (under federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

Index

Guaranteed Preferred Beneficial Interest in Central Jersey Bancorp Subordinated Debt

In March 2004, MCBK Capital Trust I, a special purpose business trust of Central Jersey Bancorp, issued an aggregate of $5.0 million of trust preferred securities to ALESCO Preferred Funding III, a pooled investment vehicle.  Sandler O’Neill & Partners, L.P. acted as placement agent in connection with the offering of the trust preferred securities.  The securities issued by MCBK Capital Trust I are fully guaranteed by Central Jersey Bancorp with respect to distributions and amounts payable upon liquidation, redemption or repayment.  These securities have a floating interest rate equal to the three-month LIBOR plus 285 basis points, which resets quarterly.  The securities mature on April 7, 2034 and may be called at par by Central Jersey Bancorp any time after April 7, 2009.  These securities were placed in a private transaction exempt from registration under the Securities Act.

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of subordinated debentures from Central Jersey Bancorp.  The subordinated debentures bear a variable interest rate equal to LIBOR plus 285 basis points.  Although the subordinated debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve.  The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp.  At December 31, 2008, $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital.  Central Jersey Bancorp is using the proceeds it received from the subordinated debentures to support the general balance sheet growth of Central Jersey Bancorp and to maintain Central Jersey Bank, N.A.’s required regulatory capital ratios.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards.  The new quantitative limits become effective after a five-year transition period ending March 31, 2009.  Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements.  Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital.  At December 31, 2008, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities.  Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital.  However, in the event that the trust preferred issues do not qualify as Tier I Capital, Central Jersey Bank, N.A. would remain well capitalized.

Recent Accounting Pronouncements

FAS 140-3

In February 2008, the FASB issued a FASB Staff Position (“FSP”) FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.  This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction.  The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria.  The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed.  Central Jersey

Index

Bancorp is currently evaluating the potential impact this new pronouncement will have on its consolidated financial condition and results of operations.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, (Statement 161).  SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  Central Jersey Bancorp is currently evaluating the potential impact this new pronouncement will have on its consolidated financial condition and results of operations.

SFAS No. 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB's plan to designate as authoritative its forthcoming codification of accounting standards. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's (“PCAOB”) related amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, to remove the GAAP hierarchy from its auditing standards. The hierarchical guidance provided by SFAS No. 162 is not expected to have a significant impact on Central Jersey Bancorp’s consolidated financial condition or results of operations.

FSP APB 14-1

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash to account for the debt and equity components separately. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years, and must be applied retrospectively to all periods presented. Early adoption is prohibited. Central Jersey Bancorp is currently evaluating the potential impact this new pronouncement will have on its consolidated financial condition and results of operations.

EITF Issue No. 08-3

In June 2008, the EITF of the FASB discussed public comments received on EITF Issue No. 08-3, Accounting by Lessees for Nonrefundable Maintenance Deposits.  The Task Force reached a consensus that lessees should account for nonrefundable maintenance deposits as deposit assets

Index

if it is probable that maintenance activities will occur and the deposit is therefore realizable. Amounts on deposit that are not probable of being used to fund future maintenance activities should be charged to expense. The consensus is effective for fiscal years beginning after December 15, 2008, and should be initially applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. Early application is not permitted.  Central Jersey Bancorp is currently evaluating the potential impact this new pronouncement will have on its consolidated financial condition and results of operations.

FSP 133-1 and FIN 45-4

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP 133-1 and FIN 45-4).  FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees.  It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods.  FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008.  The implementation of this standard did not have a material impact on Central Jersey Bancorp’s consolidated financial condition or results of operations.

EITF Issue No. 08-5

In September 2008, the FASB ratified EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement (EITF 08-5).  EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee).  It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability.  EITF 08-5 is effective for the first reporting period beginning after December 15, 2008.  The implementation of this standard did not have a material impact on Central Jersey Bancorp’s consolidated financial condition or results of operations.

FSP SFAS No. 157-3

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active  (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements.  The application of the provisions of FSP 157-3 did not materially affect Central Jersey Bancorp’s consolidated financial condition or results of operations.

FSP FAS 140-4 and FIN 46(R)-8

In December 2008, the FASB issued FSP SFAS No. 140-4 and FASB Interpretation (FIN) 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP SFAS 140-4 and FIN 46(R)-8). FSP SFAS 140-4

Index

and FIN 46(R)-8 amends FASB SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46(R) is effective for reporting periods (annual or interim) ending after December 15, 2008. The implementation of this standard did not have a material impact on Central Jersey Bancorp’s consolidated financial condition or results of operations.

FSP EITF 99-20-1

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment of Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The implementation of this standard did not have a material impact on Central Jersey Bancorp’s consolidated financial condition or results of operations.

International Financial Reporting Standards

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, Central Jersey Bancorp may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS.  Central Jersey Bancorp is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

Index

FSP FAS 132(R)-1

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.  Central Jersey Bancorp is currently reviewing the effect this new pronouncement will have on its consolidated financial statements and results of operations.

EITF 08-6

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, “Equity Method Investment Accounting Considerations.” EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  Central Jersey Bancorp is currently reviewing the effect this new pronouncement will have on its consolidated financial statements and results of operations.

EITF 08-7

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  This new pronouncement will impact Central Jersey Bancorp’s accounting for any defensive intangible assets acquired in a business combination completed beginning January 1, 2009.

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

Index

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data of Central Jersey Bancorp called for by this item are submitted under a separate section of this report.  Reference is made to the Index of Consolidated Financial Statements contained on page F-1 herein.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, Central Jersey Bancorp carried out an evaluation of the effectiveness of the design and operation of Central Jersey Bancorp’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of Central Jersey Bancorp’s management, including Central Jersey Bancorp’s Chairman, President and Chief Executive Officer and Central Jersey Bancorp’s Executive Vice President and Chief Financial Officer, who concluded that Central Jersey Bancorp’s disclosure controls and procedures are effective.  There has been no significant change in Central Jersey Bancorp’s internal controls during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Central Jersey Bancorp’s internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Central Jersey Bancorp’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Central Jersey Bancorp’s reports filed under the Exchange Act is accumulated and communicated to management, including Central Jersey Bancorp’s Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Index

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Central Jersey Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting.  Central Jersey Bancorp’s internal control system is a process designed to provide reasonable assurance to the company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Central Jersey Bancorp’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Central Jersey Bancorp; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Central Jersey Bancorp’s assets that could have a material effect on our consolidated financial statements.

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

Management assessed the effectiveness of Central Jersey Bancorp’s internal control over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO).  Based on the assessment management believes that, as of December 31, 2008, Central Jersey Bancorp’s internal control over financial reporting is effective based on those criteria.

Attestation Report of the Independent Registered Public Accounting Firms

Central Jersey Bancorp’s independent registered public accounting firm that audited the consolidated financial statements for the year ended December 31, 2008 has issued an audit report on the effectiveness of Central Jersey Bancorp’s internal control over financial reporting as of December 31, 2008.  This report appears on page F-3.

Item 9B.	Other Information

None

Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this Item with respect to Central Jersey Bancorp’s directors and executive officers will be contained in Central Jersey Bancorp’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 27, 2009, under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers,” and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required under this Item with respect to executive compensation will be contained in Central Jersey Bancorp’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 27, 2009, under the captions “Executive Compensation” and “Director Compensation,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in Central Jersey Bancorp’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 27, 2009, under the captions “Securities Authorized for Issuance under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this item will be contained in Central Jersey Bancorp’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 27, 2009, under the caption “Certain Relationships and Related Party Transactions” and “Director Independence” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in Central Jersey Bancorp’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 27, 2009, under the captions “Audit Fees,” “Audit Related Fees,” “Tax Fees,” “All Other Fees,” and “Policy on Pre-Approval of Audit and Permissible Non-Audit Services,” and is incorporated herein by reference.

Index

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Exhibits

Reference is made to the Index of Exhibits beginning on page E-1 herein.

(b)	Financial Statement Schedules:

Reference is made to the Index of Consolidated Financial Statements on page F-1 herein.  No schedules are included with the consolidated financial statements because the required information is inapplicable or is presented in the consolidated financial statements or notes thereto.

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL JERSEY BANCORP

Date: March 13, 2009	By:	/s/ James S. Vaccaro
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

Signatures	Title	Date

/s/ James S. Vaccaro	Chairman, President and Chief	March 13, 2009
James S. Vaccaro	Executive Officer (Principal Executive Officer) and Director

/s/ Robert S. Vuono	Senior Executive Vice	March 13, 2009
Robert S. Vuono	President, Chief Operating Officer, Secretary and Director

/s/ Anthony Giordano, III	Executive Vice President,	March 13, 2009
Anthony Giordano, III	Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

Index

Signatures	Title	Date

/s/ James G. Aaron	Director	March 13, 2009
James G. Aaron

/s/ Mark R. Aikins	Director	March 13, 2009
Mark R. Aikins

/s/ John A. Brockriede	Director	March 13, 2009
John A. Brockriede

/s/ George S. Callas	Director	March 13, 2009
George S. Callas

/s/ Paul A. Larson, Jr.	Director	March 13, 2009
Paul A. Larson, Jr.

/s/ John F. McCann	Director	March 13, 2009
John F. McCann

/s/ Carmen M. Penta	Director	March 13, 2009
Carmen M. Penta

/s/ Mark G. Solow	Director	March 13, 2009
Mark G. Solow

Index

CENTRAL JERSEY BANCORP
AND SUBSIDIARY

Consolidated Financial Statements

Contents

December 31, 2008

Reports of Beard Miller Company LLP	F-2
Report of KPMG, LLP	F-4
Consolidated Statements of Financial Condition at December 31, 2008 and 2007	F-5
Consolidated Statements of Income for the years ended December 31, 2008 and 2007	F-6
Consolidated Statements of Changes in Shareholders’ Equity for the years
ended December 31, 2008 and 2007	F-7
Consolidated Statement of Cash Flows for the years ended
December 31, 2008 and 2007	F-8
Notes to Consolidated Financial Statements	F-9

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Central Jersey Bancorp:

We have audited the accompanying consolidated statement of financial condition of Central Jersey Bancorp (the “Company”) as of December 31, 2008, and the related consolidated statement of income, changes in shareholders’ equity and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Central Jersey Bancorp and subsidiary as of December 31, 2007 and for the year then ended, were audited by other auditors whose report thereon, dated March 14, 2008, expressed an unqualified opinion.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2008 financial statements referred to above present fairly, in all material respects, the financial position of Central Jersey Bancorp as of December 31, 2008, and the results of its operations and its cash flows for the year then ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Central Jersey Bancorp’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2009 expressed an unqualified opinion.

/s/ Beard Miller Company LLP
Malvern, PA
March 12, 2009

Index

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

The Board of Directors and Shareholders
Central Jersey Bancorp:

We have audited Central Jersey Bancorp’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Central Jersey Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Central Jersey Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial position and the related statements of income, shareholders’ equity and comprehensive income, and cash flows of Central Jersey Bancorp, and our report dated March 12, 2009 expressed an unqualified opinion.

/s/ Beard Miller Company LLP
Malvern, PA
March 12, 2009

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Central Jersey Bancorp:

We have audited the accompanying consolidated statement of financial condition of Central Jersey Bancorp and subsidiary as of December 31, 2007, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of Central Jersey Bancorp's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.   We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly, in all material  respects,  the  financial  position of Central  Jersey Bancorp  and  subsidiary  as of December  31, 2007,  and the results of their  operations  and their cash flows for the year ended  December 31, 2007,  in  conformity  with U.S. generally accepted accounting principles.

/s/ KPMG, LLP
Short Hills, New Jersey
March 14, 2008

Index

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (dollars in thousands, except per share amounts)

	December 31,
	2008	2007
ASSETS
Cash and due from banks	$9,306	$11,198
Federal funds sold	461	3,679
Cash and cash equivalents	9,767	14,877

Investment securities available-for-sale, at fair value	170,683	114,824
Investment securities held-to-maturity (fair value of $15,124 and $17,379, respectively, at December 31, 2008 and 2007)	14,679	17,430
Federal Reserve Bank stock	1,960	1,960
Federal Home Loan Bank stock	2,940	550
Loans held-for-sale	400	658

Loans	360,998	315,173
Less: Allowance for loan losses	4,741	3,408
Loans, net	356,257	311,765

Accrued interest receivable	2,251	2,218
Premises and equipment	6,303	4,626
Bank owned life insurance	3,685	3,565
Goodwill	26,957	26,957
Core deposit intangible	1,444	1,926
Other assets	2,059	2,150
Total assets	$599,385	$503,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$75,947	$73,955
Interest bearing	342,868	329,335
	418,815	403,290
Borrowings	71,741	24,564
Subordinated debentures	5,155	5,155
Accrued expenses and other liabilities	21,222	1,611
Total liabilities	516,933	434,620

Shareholders’ equity:
Common stock, par value $0.01 per share. Authorized
100,000,000 shares and issued and outstanding 9,000,531 and
9,183,290 shares, respectively, at December 31, 2008 and December 31, 2007	90	91
Preferred stock, par value $1,000 per share. Authorized 10,000,000 shares and issued and outstanding 11,300 and 0 shares, respectively, at December 31, 2008 and December 31, 2007	11,300	--
Warrants – common stock	1,040	--
Discount – preferred stock	(1,040)	--
Additional paid-in capital	64,502	60,787
Accumulated other comprehensive income, net of tax expense	1,925	848
Treasury stock – 246,448 shares at December 31, 2008	(1,806)	--
Retained earnings	6,441	7,160
Total shareholders’ equity	82,452	68,886
Total liabilities and shareholders’ equity	$599,385	$503,506

See accompanying notes to consolidated financial statements.

Index

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF INCOME
 (dollars in thousands, except per share amounts)

	December 31,
	2008	2007
Interest and dividend income:
Interest and fees on loans	$21,084	$22,975
Interest on securities available-for-sale	6,952	5,100
Interest on securities held-to-maturity	664	883
Interest on federal funds sold and due from banks	386	1,530
Total interest and dividend income	29,086	30,488

Interest expense:
Interest expense on deposits	8,984	12,597
Interest expense on borrowings	1,325	746
Interest expense on subordinated debentures	355	439
Total interest expense	10,664	13,782

Net interest income	18,422	16,706

Provision for loan losses:	1,319	165
Net interest income after provision for loan losses	17,103	16,541

Other income (loss): Service charges on deposit accounts	1,522	1,479
Gain on sale of available-for-sale securities	739	87
Gain on sale of loans held-for-sale	351	56
Income on bank owned life insurance	120	118
Impairment on available-for-sale securities	--	(1,957)
Total other income (loss)	2,732	(217)
Operating expenses:
Salaries and employee benefits	7,759	7,146
Net occupancy expenses	2,059	1,821
Data processing fees	1,011	884
Net occupancy fees	896	938
Outside service fees	782	856
Furniture, fixtures and equipment	694	626
Core deposit intangible amortization	482	552
Advertising	268	134
Stationery, supplies and printing	239	251
Insurance	184	194
Telephone	133	161
Abandonment of leasehold improvements	--	137
Other operating expenses	1,130	670
Total operating expenses	15,637	14,370

Income before provision for income taxes	4,198	1,954

Income taxes	1,288	1,110

Net income	$2,910	$844

Preferred stock dividend	12	--
Net income available to common shareholders	$2,898	$844

Basic earnings per share	$0.32	$0.09
Diluted earnings per share	$0.30	$0.09
Average basic shares outstanding	9,092,180	9,146,408
Average diluted shares outstanding	9,523,891	9,589,411

See accompanying notes to consolidated financial statements.

Index

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
 (dollars in thousands, except share amounts)

						Accumulated
			Warrants -	Discount -	Additional	other
	Common	Preferred	common	preferred	paid-in	comprehensive	Treasury	Retained
	stock	stock	stock	stock	capital	(loss) income	stock	earnings	Total
Balance at December 31, 2006	$87	$--	$--	$--	$60,501	$(1,409)	$--	$6,316	$65,495
Comprehensive income:
Net income	--	--	--	--	--	--	--	844	844
Unrealized gain on securities available-for-sale, net of tax of $686	--	--	--	--	--	896	--	--	896
Reclassification adjustment for gains included in net income, net of tax of ($37)	--	--	--	--	--	50	--	--	50
Impairment on securities available-for-sale, net of tax of ($646)	--	--	--	--	--	1,311	--	--	1,311
Total comprehensive income									$3,101
Exercise of stock options – 83,184 shares, including tax benefit $15	4	--	--	--	290	--	--	--	294
Cash paid for fractional shares	--	--	--	--	(4)	--	--	--	(4)
Balance at December 31, 2007	$91	$--	$--	$--	$60,787	$848	$--	$7,160	$68,886
Comprehensive income:
Net income	--	--	--	--	--	--	--	2,910	2,910
Unrealized gain on securities Available-for-sale, net of tax of $648	--	--	--	--	--	1,077	--	--	1,077
Total comprehensive income									$3,987
Exercise of stock options – 64,177 shares, including tax benefit $94	1	--	--	--	329	--	--	--	330
Purchase of 246,448 shares outstanding stock; placed in treasury	(2)	--	--	--	--	--	(1,806)	--	(1,808)
5% stock dividend – 437,400 shares	--	--	--	--	3,390	--	--	(3,390)	--
Preferred stock	--	11,300	--	--	--	--	--	--	11,300
Warrants – common stock	--	--	1,040	--	--	--	--	--	1,040
Discount – preferred stock	--	--	--	(1,040)	--	--	--	--	(1,040)
Cash dividends accrued on preferred stock	--	--	--	--	--	--	--	(12)	(12)
Cumulative effect adjustment adoption of EITF 06-4	--	--	--	--	--	--	--	(227)	(227)
Cash paid for fractional shares	--	--	--	--	(4)	--	--	--	(4)
Balance at December 31, 2008	$90	$11,300	$1,040	$(1,040)	$64,502	$1,925	$(1,806)	$6,441	$82,452

See accompanying notes to consolidated financial statements.

Index

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (dollars in thousands)

	December 31,
	2008	2007
Cash flows from operating activities:
Net income available to common shareholders	$2,898	$844
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings on cash surrender value of life insurance	(120)	(118)
Deferred tax expense (benefit)	(210)	(815)
Provision for loan losses	1,319	165
Net discount accretion on held-to-maturity securities	(15)	(11)
Net (discount accretion) premium amortization on available-for-sale securities	(11)	35
Depreciation and amortization	676	705
(Increase) decrease in accrued interest receivable	(33)	395
Core deposit intangible amortization	482	552
Impairment on available-for-sale securities	--	1,957
Abandonment of leasehold improvements	--	137
Gain on sale of securities available-for-sale	(739)	(87)
Gain on the sale of loans held-for-sale	(351)	(56)
Origination of loans held-for-sale	(4,233)	(19,825)
Proceeds from sale of loans held-for-sale	4,508	19,465
(Increase) decrease in other assets	(2,089)	1,374
Increase in accrued expenses and other liabilities	19,383	353
Net cash provided by operating activities	21,465	5,070

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(131,616)	(115,585)
Purchase of investment securities held-to-maturity	(4,982)	--
Maturities of and paydowns on investment securities held-to-maturity	7,748	3,401
Maturities, sales of and paydowns on investment securities available-for-sale	77,584	96,848
Decrease in due from broker	--	3,527
Net (increase) decrease in loans	(45,477)	163
Purchases of premises and equipment, net	(2,353)	(111)
Net cash used in investing activities	(99,096)	(11,757)

Cash flows from financing activities:
Proceeds from stock options exercised	330	294
Net increase (decrease) in non-interest bearing deposits	1,992	(9,527)
Net increase (decrease) in interest bearing deposits	13,533	(14,460)
Net (decrease) increase in other borrowings	(1,528)	7,465
Proceeds from Federal Home Loan Bank advances	48,740	--
Repayment of Federal Home Loan Bank advances	(34)	--
Cash paid for fractional shares	(4)	(4)
Purchase of outstanding stock; placed in treasury	(1,808)	--
Issuance of preferred stock and warrants	11,300	--
Net cash provided by (used in) by financing activities	72,521	(16,232)

Decrease in cash and cash equivalents	(5,110)	(22,919)

Cash and cash equivalents at beginning of period	14,877	37,796
Cash and cash equivalents at end of period	$9,767	$14,877

Cash paid during the period for:
Interest	$10,754	$13,766
Taxes	$2,199	$1,612

See accompanying notes to consolidated financial statements.

Index

Central Jersey Bancorp and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 - Summary of Significant Accounting Policies

Business

Effective August 31, 2000, Central Jersey Bancorp, a newly formed corporation, acquired all of the shares of Central Jersey Bank, N.A.  Each share of $5 par value common stock of Central Jersey Bank, N.A. was exchanged for one share of $0.01 par value common stock of Central Jersey Bancorp.  The reorganization was accounted for as if it were a pooling of interests.  Central Jersey Bancorp and Central Jersey Bank, N.A. are collectively referred to herein as the “Company.”

In August of 2005, Central Jersey Bancorp combined its two bank subsidiaries, Monmouth Community Bank, N.A. and Allaire Community Bank, into a single banking entity, named Central Jersey Bank, National Association.  Central Jersey Bank, N.A. offers a full range of retail and commercial banking services primarily to customers located in Monmouth County and Ocean County, New Jersey. These services include checking accounts, savings accounts, money market accounts, certificates of deposit, installment loans, real estate mortgage loans, commercial loans, wire transfers, money orders, traveler’s checks, safe deposit boxes, night depositories, federal payroll tax deposits, bond coupon redemption, bank by mail, direct deposit, automated teller services and telephone and internet banking.  Central Jersey Bank, N.A. has debit card, merchant card and international services available to its customers through correspondent institutions.  Central Jersey Bank, N.A. currently has thirteen full-service branch facilities located in Belmar, Bradley Beach, Long Branch (2), Manasquan, Point Pleasant, Spring Lake Heights, Little Silver, Neptune City, Ocean Grove, Oakhurst and Wall Township (2), New Jersey.

Central Jersey Bank, N.A. is a national association chartered by the Office of the Comptroller of the Currency (“OCC”).  The deposits of the bank subsidiary are insured by the Federal Deposit Insurance Corporation (“FDIC”).  Central Jersey Bank, N.A. provides a broad range of financial products and services to individual consumers, small businesses and professionals in its market area. When a customer’s loan requirements exceed Central Jersey Bank, N.A.’s lending limit, it may seek to arrange such loan on a participation basis with other financial institutions.  In addition, Central Jersey Bank, N.A. participates in loans originated by other financial institutions.

Central Jersey Bancorp paid a 5% stock dividend on July 1, 2008.  As of December 31, 2008, there were 9,000,531 issued and outstanding shares of Central Jersey Bancorp common stock.  Central Jersey Bancorp paid a 5% stock dividend on July 1, 2007.  As of December 31, 2007, there were 9,183,290 issued and outstanding shares of Central Jersey Bancorp common stock. All prior period amounts have been retroactively restated to reflect the aforementioned stock splits and stock distributions.

Basis of Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Central Jersey Bancorp and its wholly-owned bank subsidiary, Central Jersey Bank, N.A.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and results of operations for the periods indicated.  Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (“ALL”) as well as the other-than-temporary impairment of investment securities.

While management uses available information to recognize estimated losses on loans, such estimates may be adjusted to account for changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their

Index

examination process, periodically review the Company’s ALL.  Such agencies may require the Company to increase such allowance based, in their judgment, on the information available to them at the time of their examination.

Earnings per share, average shares outstanding, stock options, stock appreciation rights and related amounts set forth herein for all periods presented have been adjusted to reflect the 5% stock dividends, paid on July 1, 2008 and July 2, 2007.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements (see Note 13 – Fair Value Measurements).

On January 1, 2008, the Company changed its accounting policy and recognized a cumulative-effect adjustment to retained earnings totaling $227,000.  This adjustment, related to accounting for certain endorsements split-dollar insurance arrangements, was made in accordance with Emerging Issues Task Force (“EITF”) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (see Note 14 - Post Retirement Benefits).

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks with original maturities of three months or less and overnight federal funds sold.  Federal funds sold are generally sold for one-day periods.

Investment Securities

Investment securities held-to-maturity are comprised of debt securities that the Company has the intent and ability to hold to maturity.  Such securities are stated at cost, adjusted for amortization of premiums and accretion of discounts over the estimated remaining lives of the securities as an adjustment to the yield using the level-yield method.  Securities to be held for indefinite periods of time and not intended to be held-to-maturity, including all equity securities, are classified as available-for-sale.  Securities available-for-sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes.  Securities available-for-sale are carried at fair value.  Unrealized holding gains and losses on such securities available-for-sale are excluded from earnings and reported as a separate component of shareholders’ equity.  Gains and losses on sales of securities are based on the specific identification method and are accounted for on a trade date basis.

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

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of cost or fair value.

Loans

Loans are stated at unpaid principal balances, adjusted for unearned income and deferred loan fees and costs.

Interest on loans is credited to operations based upon the principal amount outstanding.

Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net amount is amortized over the estimated life of the loan as an adjustment to the loan’s yield using the level-yield method.

Index

The Company originates SBA loans and typically sells up to 75% of the outstanding loan balance to investors, with servicing retained.  Servicing rights fees, which are usually based on a percentage of the outstanding principal balance of the loan, are recorded for servicing functions. The Company accounts for its transfers and servicing of financial assets in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company records servicing rights based on the fair values at the date of sale.  These servicing rights are recorded as other assets in the Consolidated Statements of Financial Condition.  As of December 31, 2008, the Company recorded $133,000 in servicing rights.

An impaired loan is defined as a loan for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows, at the loan’s observable market price, or the fair value of the underlying collateral, if the loan is collateral dependent.  The accrual of income on loans, including impaired loans, is generally discontinued when a loan becomes more than 90 days delinquent as to principal or interest or when other circumstances indicate that collection is questionable, unless the loan is well secured and in the process of collection.  Income on non-accrual loans, including impaired loans, is recognized only in the period in which it is collected, and only if management determines that the loan principal is fully collectible.  Loans are returned to an accrual status when a loan is brought current as to principal and interest and reasons indicating doubtful collection no longer exists.

A loan is considered past due when a payment has not been received in accordance with the contractual terms.  Generally, commercial loans are placed on non-accrual status when they are 90 days past due unless they are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal and interest is in doubt.  Commercial loans are generally written down after an analysis is completed which indicates that collectibility of the full principal balance is in doubt.  Consumer loans are generally charged off after they become 120 days past due.  Commercial mortgage loans are not generally placed on a non-accrual status unless the value of the real estate has deteriorated to the point that a potential loss of principal or interest exists.  Subsequent payments are credited to income only if collection of principal is not in doubt.  If principal and interest payments are brought contractually current and future collectibility is reasonably assured, loans are returned to accrual status.  Commercial mortgage loans are generally written down when the value of the underlying collateral does not cover the outstanding principal balance.  Loan origination and commitment fees less certain costs are deferred and the net amount amortized as an adjustment to the related loan’s yield.  Loans held for sale are recorded at the lower of cost or fair value.

The ALL is based upon the Interagency Policy Statement on the Allowance for Loan and Lease Losses issued jointly by the federal banking agencies on December 13, 2006 (OCC Bulletin 2006-47) and management’s evaluation of the adequacy of the allowance, including an assessment of:  (a) known and inherent risks in the loan portfolio; (b) the size and composition of the loan portfolio; (c) actual loan loss experience; (d) the level of delinquencies; (e) the individual loans for which full collectibility may not be assured; (f) the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans; and (g) the current economic and market conditions.  Although management uses the best information available, the level of the ALL remains an estimate that is subject to significant judgment and short-term change.  Various regulatory agencies, as an integral part of their examination process, periodically review Central Jersey Bank, N.A.’s ALL.  Such agencies may require Central Jersey Bank, N.A. to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of Central Jersey Bank, N.A.’s loans are secured by real estate in the State of New Jersey.  Accordingly, the collectibility of a substantial portion of the carrying value of Central Jersey Bank, N.A.’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic climate.  Future adjustments to the ALL may be necessary due to economic, operating, regulatory and other conditions beyond Central Jersey Bank, N.A.’s control.  Management believes that the ALL is adequate as of December 31, 2008.

The provision for loan losses charged to operating expense is determined by management and is based upon a periodic review of the loan portfolio, past experience, the economy, and other factors that may affect a borrower’s ability to repay a loan.  The provision is based on management’s estimates and actual losses may vary from these estimates.  Estimates are reviewed and adjustments, as they become necessary, are reported in the periods in which they become known.

Index

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization is charged to operations on a straight-line basis over the estimated useful lives of the assets or, in the case of leasehold improvements, the lease period, if shorter.  Depreciable lives range from three to ten years for furniture, fixtures and equipment and five to 15 years for leasehold improvements.  Gains or losses on dispositions are reflected in current operations.  Maintenance and repairs are charged to expense as incurred.

Bank-Owned Life Insurance

The Company is the beneficiary of insurance policies on the lives of certain officers, employees, and directors of the Company.  Bank-owned life insurance is accounted for using the cash surrender value method and is recorded at its net realizable value.  The change in the net asset value is included as a component of non-interest income.

401(k) Plan

The Company has a 401(k) plan covering substantially all of its employees.  The Company may contribute an amount equal to 100% of the first 3% of the employee deferral and then 50% of the next 2% of the employee deferral.  The Company’s matching contribution, if any, is determined by the Board of Directors in its sole discretion.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Current income taxes are provided for based upon amounts estimated to be currently payable, for both federal and state income taxes.  Deferred federal and state tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial statement and tax bases of existing assets and liabilities.  Deferred tax assets are recognized for future deductible temporary differences and tax loss carryforwards if their realization is “more likely than not.”  The effect of a change in the tax rate on deferred taxes is recognized in the period of the enactment date.

Comprehensive Income

Comprehensive income is segregated into net income and other comprehensive income.  Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available-for-sale, net of tax.  Comprehensive income is presented in the Statements of Changes in Shareholders’ Equity.

Segment Reporting

The Company’s operations are solely in the financial services industry and include providing to its customers traditional banking and other financial services.  The Company operates primarily in the geographical region of Central New Jersey.  Management makes operating decisions and assesses performance based on an ongoing review of the Company’s consolidated financial results.  Therefore, the Company has a single operating segment for financial reporting purposes.

Net Income Per Share

Basic and diluted net income per share for the year ended December 31, 2008 was calculated by dividing the net income available to common shareholders (which is equal to net income less dividends on preferred stock) of $2.9 million by the weighted average number of shares outstanding of 9,092,180 (as to the basic net income per share determination) and 9,523,891 (as to the diluted net income per share determination).  Basic and diluted net income per share for the year ended December 31, 2007 was calculated by dividing the net income available to common shareholders of $844,000 by the weighted average number of shares outstanding of 9,146,408 (as to the basic net income per share determination) and 9,589,411 (as to the diluted net income per share determination).  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or resulted in the issuance of common stock.  These potentially dilutive shares would then be included in the weighted

Index

average number of shares outstanding for the period using the treasury stock method.  Shares issued and shares reacquired during the period are weighted for the portion of the period that they were outstanding.

The following tables reconcile shares outstanding for basic and diluted earnings per share for the years ended December 31, 2008 and 2007:

	December 31, 2008
(dollars in thousands, except for per share data)	Income (numerator)	Average shares (denominator)	Per share amount

Basic EPS
Net income available to common shareholders	$2,898	9,092	$0.32
Effect of dilutive securities:
Stock options and warrants	--	432	--
Diluted EPS
Net income available to common shareholders, plus
assumed exercise of options and warrants	$2,898	9,524	$0.30

	December 31, 2007
(dollars in thousands, except for per share data)	Income (numerator)	Average shares (denominator)	Per share amount

Basic EPS
Net income available to common shareholders	$844	9,146	$0.09
Effect of dilutive securities:
Stock options	--	443	--
Diluted EPS
Net income available to common shareholders, plus
assumed exercise of options	$844	9,589	$0.09

Options to purchase 100,020, 143,661 and 6,576 shares of common stock at weighted average prices of $10.39, $8.57 and $7.56 per share, respectively, were outstanding and were not included in the computation of diluted earnings per share for the year ended December 31, 2008, because these were anti-dilutive stock options.

Options to purchase 116,689 shares of common stock and 165,834 shares of common stock at a weighted average price of $9.90 per share and $8.57 per share, respectively, were outstanding and were not included in the computation of diluted earnings per share for the year ended December 31, 2007, because these were anti-dilutive stock options.

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

Index

Impairment

Long-lived assets including goodwill and certain identifiable intangibles are periodically evaluated for impairment in value.  Long-lived assets and deferred costs are typically measured whenever events or circumstances indicate that the carrying amount may not be recoverable.  No such events have occurred during the periods reported.  Certain identifiable intangibles and goodwill are evaluated for impairment at least annually utilizing the “market approach” as prescribed by SFAS No. 142.  Asset impairment is recorded when required.

Stock Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123(R), Share-Based Payment.  Prior to January 1, 2006, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principle Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plans using the intrinsic value method, that is, the excess, if any, of the fair value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS No. 123(R) and SFAS No. 148, Accounting for Stock-Based Compensation.

As a result of the adoption of SFAS No. 123(R), the Company has incurred no compensation expense related to the Company’s stock compensation plans for the years ended December 31, 2008 and 2007, as no stock options were granted during 2008 or 2007 and all stock options were fully vested prior to January 1, 2006.

There were no new employee or director stock option grants during 2008 and 2007.

Stock Appreciation Rights

On January 31, 2006, the Company granted under its 2005 Equity Incentive Plan, 173,644 Stock Appreciation Rights (“SARS”) (98,398 were granted to employees and 75,246 were granted to directors), each with an exercise price of $9.87.  These SARS can only be settled in cash.  The SARS vest over a four year period and expire February 1, 2016.

The fair value of SARS granted was estimated on December 31, 2008 using the Black-Scholes option pricing model with the following weighted-average assumptions used: stock price $6.35, dividend yield of 0%; expected volatility of 56.03%; risk free interest rate of 1.55%; and expected life of seven years.  These SARS had a fair value of approximately $3.02 per share at December 31, 2008.  The Company recorded, as a component of salaries and employee benefits expense, share based payment expense of approximately $69,000, net of tax, related to the granting of SARS during the year ended December 31, 2008.  As of December 31, 2008, total unvested compensation expense was approximately $107,000 (pre-tax) and will vest over 13 months.

The fair value of SARS granted was estimated on December 31, 2007 using the Black-Scholes option pricing model with the following weighted-average assumptions used: stock price $7.57, dividend yield of 0%; expected volatility of 41.17%; risk free interest rate of 3.45%; and expected life of seven years.  These SARS had a fair value of approximately $3.18 per share at December 31, 2007.  The Company recorded, as a component of salaries and employee benefits expense, share based payment expense of approximately $80,000, net of tax, related to the granting of SARS during the year ended December 31, 2007.  As of December 31, 2007, total unvested compensation expense was approximately $279,000 (pre-tax) and will vest over 25 months.

Index

A summary of the status of the Company’s SARS as of December 31, 2008 and 2007, is presented below:

	December 31, 2008		December 31, 2007
	SARS	Weighted average exercise price	SARS	Weighted average exercise price
Outstanding at beginning of year	167,857	$9.40	167,857	$9.40
Granted	--	--	--	--
Forfeited	(37,046)	$9.40	--	--
Exercised	--	--	--	--
Outstanding at period end	130,811	$9.40	167,857	$9.40
SARS exercisable at period end	98,108	$9.40	83,928	$9.40
Weighted average fair value of SARS granted	$3.02		$3.18

Capital Purchase Program

On October 14, 2008, the U.S. government announced a series of initiatives to strengthen market stability, improve the strength of financial institutions and enhance market liquidity.  In connection therewith, the U.S. Department of Treasury announced  the Troubled Asset Relief Program (the “Capital Purchase Program”), pursuant to which qualified U.S. financial institutions could voluntarily build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.

On December 23, 2008, Central Jersey Bancorp, as part of the Capital Purchase Program, sold (1) 11,300 shares of Central Jersey Bancorp’s Fixed Rate Cumulative Perpetual Senior Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Shares”), and (ii) a warrant to purchase up to 268,621 of Central Jersey Bancorp’s common stock at an exercise price of $6.31 per share (the “Warrant”).  Central Jersey Bancorp intends to utilize the $11.3 million in gross investment proceeds for general corporate purposes and to enhance lending operations.  Both the Series A Preferred Shares and the Warrant qualify as components of Central Jersey Bancorp’s regulatory Tier 1 Capital.  The additional Tier 1 Capital further fortifies Central Jersey Bancorp’s already strong capital position and provides strategic flexibility.

The Series A Preferred Shares pay cumulative dividends at a rate of 5% per annum, or approximately $550,000 annually, and will reset to a rate of 9% at the end of the fifth year.  The Warrant has a term of 10 years and is exercisable, in whole or part, at any time during the term.  The exercise price for the Warrant was the market price of Central Jersey Bancorp’s common stock at the time of issuance calculated on a 20-trading day trailing average.  The fair value of the Warrant was estimated on December 23, 2008 using the Black-Scholes option pricing model with the following weighted-average assumptions used: stock price $6.31, dividend yield of 0%; expected volatility of 46.50%; risk free interest rate of 1.45%; and expected life of five years.

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

Index

NOTE 2 - Cash and Due from Banks

As of December 31, 2008, the Company was not required to maintain any reserve balances.

NOTE 3 - Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities held-to-maturity and securities available-for-sale at December 31, 2008 and 2007 are as follows (in thousands):

2008
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Investment securities held-to-maturity:
Obligations of U.S. Government
sponsored agencies	$4,335	$168	$--	$4,503

Mortgage-backed securities of U.S. Government
sponsored agencies	10,344	277	--	10,621
Total	$14,679	$445	$--	$15,124
Investment securities available-for-sale:
Obligations of U.S. Government
sponsored agencies	$32,000	$33	$--	$32,033

Mortgage-backed securities of U.S. Government
sponsored agencies	130,868	3,059	5	133,922
Other debt securities	4,728	--	- -	4,728
Total	$167,596	$3,092	$5	$170,683

2007
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Investment securities held-to-maturity:
Obligations of U.S. Government
sponsored agencies	$10,690	$13	$38	$10,665

Mortgage-backed securities of U.S. Government
sponsored agencies	6,740	27	53	6,714
Total	$17,430	$40	$91	$17,379
Investment securities available-for-sale:
Mortgage-backed securities of U.S. Government
sponsored agencies	$109,452	$1,400	$38	$110,814
Other debt securities	4,010	--	--	4,010
Total	$113,462	$1,400	$38	$114,824

The amortized cost and fair value of investment securities held-to-maturity and investment securities available-for-sale at December 31, 2008 by contractual maturity are shown below (in thousands).  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Index

	Amortized	Fair
	cost	value
Investment securities held-to-maturity: Due in one year or less	$86	$86
Due after one year through fifth year	2,635	2,680
Due after fifth year through tenth year	4,047	4,208
Due after tenth year	7,911	8,150
Total	$14,679	$15,124
Investment securities available-for-sale: Due in one year or less	$27,991	$27,988
Due after one year through fifth year	10,648	10,680
Due after fifth year through tenth year	41,974	43,275
Due after tenth year	86,983	88,740
Total	$167,596	$170,683

Proceeds from the sale of investment securities available-for-sale during 2008 was $53.1 million, resulting in gross gains of $739,000, as compared to $88.6 million, resulting in gross gains and gross losses of $87,000 and $1.96 million, respectively, in 2007.

During 2007, the Company recorded an other-than-temporary impairment charge of $1.96 million, pre-tax, related to a reduction in the fair value of investment securities available-for-sale.  Prior to the charge, the impairment was considered temporary and was recorded as an unrealized loss on investment securities available-for-sale and reflected as a reduction of equity, net of tax, through accumulated other comprehensive income.

At December 31, 2008 and 2007, there were $126.9 million and $86.9 million, respectively, of investment securities pledged as collateral for short term borrowings, to secure public funds or for any other purposes required by law.

Gross unrealized losses on both investment securities held-to-maturity and investment securities available-for-sale and their fair values, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007, were as follows (in thousands):

	Less than 12 months		12 months or more		Total
2008 Investment securities	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
Mortgage-backed securities	$5	$1,934	$--	$--	$5	$1,934
Total	$5	$1,934	$--	$--	$5	$1,934

	Less than 12 months		12 months or more		Total
2007 Investment securities	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
U.S. Government sponsored agencies	$25	$6,516	$13	$2,235	$38	$8,751
Mortgage-backed securities	1	190	90	10,034	91	10,224
Total	$26	$6,706	$103	$12,269	$129	$18,975

U.S. Government sponsored agencies – The unrealized losses in U.S. Government sponsored agencies were caused by general interest rate increases.  Since the decrease in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these securities until a market price recovery or maturity, these securities are not considered other-than-temporarily impaired.

Mortgage-backed securities – The unrealized losses on mortgage-backed securities were caused by general interest rate increases.  At December 31, 2008, there were five securities in the less than 12 months category and no securities

Index

in the 12 or more months category.  Fannie Mae and Freddie Mac guarantee the contractual cash flows of these investment securities.  Since the decrease in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these securities until a market price recovery or maturity, these investment securities are not considered other-than-temporarily impaired.

NOTE 4 - Loans

Loans at December 31, 2008 and 2007 are summarized as follows (in thousands):

	2008	2007

Commercial and industrial loans	$37,111	$29,371
Construction loans	20,956	16,073
Real estate loans – commercial	246,617	224,183
1-4 family real estate loans	2,646	3,822
Home equity and second mortgages	51,688	37,832
Consumer loans	1,647	3,654
Subtotal	360,665	314,935
Net deferred costs	333	238
Less allowance for loan losses	4,741	3,408
Net loans	$356,257	$311,765

A substantial portion of the Company’s loans are secured by real estate and made to borrowers located in New Jersey, primarily in Monmouth and Ocean Counties.  Accordingly, as with most financial institutions in the Company’s market area, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the market area.

Activity in the ALL for the years ended December 31, 2008 and 2007 is summarized as follows (dollars in thousands):

	2008	2007
Balance, beginning of year	$3,408	$3,229
Provision charged to expense	1,319	165
Charge-offs	--	(88)
Recoveries	14	102
Balance, end of year	$4,741	$3,408
Ratio of ALL to total loans	1.31%	1.08%

Non-Performing Loans

At December 31, 2008 and 2007, the Company had non-accrual loans totaling $2.5 million and $214,000, respectively.  There were no loans 90 days or greater past due and still accruing interest at December 31, 2008 and 2007.  If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $55,130 and $4,359, for the years ended December 31, 2008 and 2007, respectively.  At December 31, 2008, there were no commitments to lend additional funds to borrowers whose loans are non-accrual.

Index

Impaired Loans

Impaired loans for the years ended December 31, 2008 and 2007 are summarized as follows (dollars in thousands):

	2008	2007
Balance of impaired loans with no allowance allocation	$683	$--
Balance of impaired loans with an allocated allowance	2,007	214

Total recorded investment in impaired loans	$2,690	$214

Amount of the allowance allocated to impaired loans	$474	$54

Average balance of impaired loans	$1,286	$1,121

At December 31, 2008, Central Jersey Bancorp had impaired loans totaling $2.69 million, as compared to $214,000 at December 31, 2007.  The increase in impaired loans was due primarily to four commercial loans totaling $2.36 million which were placed on non-accrual status during 2008.  These loans were considered impaired and were evaluated in accordance with SFAS No. 114.  After evaluation, specific reserves were required for three of the impaired loans.  At December 31, 2008, Central Jersey Bancorp recorded $474,000 of specific reserves for impaired loans, as compared to no specific reserves for impaired loans at December 31, 2007.

The Company’s policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income. No interest income was recognized on impaired loans subsequent to classification as impaired in 2008. Total cash collected on impaired loans during 2008 was $1.1 million, all of which was credited to the principal balance outstanding.

Off-Balance Sheet Risk

In the ordinary course of business to meet the financial needs of the Company’s customers, the Company is party to financial instruments with off-balance sheet risk.  These financial instruments include unused lines of credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements.  The contract or notional amounts of these instruments express the extent of involvement the Company has in each category of financial instruments.

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The contract or notional amount of financial instruments which represent credit risk at December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Standby letters of credit	$2,206	$1,446
Outstanding loan and credit line commitments	$65,079	$78,464

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party.  The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers.  All of Central Jersey Bank, N.A.’s outstanding standby letters of credit are performance standby letters within the scope of the Financial Accounting Standards Board (“FASB”) Interpretation No. 45.  These are irrevocable undertakings by Central Jersey Bank, N.A., as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual

Index

obligation.  Most of Central Jersey Bank, N.A.’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The maximum potential future payments Central Jersey Bank, N.A. could be required to make equals the face amount of the letters of credit shown above.  Central Jersey Bank, N.A.’s liability for performance standby letters of credit was immaterial at December 31, 2008 and 2007.

Outstanding loan commitments represent the unused portion of loan commitments available to individuals and companies as long as there is no violation of any condition established in the contract.  Outstanding loan commitments generally have a fixed expiration date of one year or less, except for home equity loan commitments which generally have an expiration date of up to 15 years.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if any, upon extension of credit is based upon management’s credit evaluation of the customer.  Various types of collateral may be held, including property and marketable securities.  The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.

At December 31, 2008 and 2007, loans to officers, directors and related parties amounted to approximately $4.3 million and $4.1 million, respectively.  During the years ended December 31, 2008 and 2007, $113,000 and $757,000, respectively, in new loans to officers, directors and related parties were originated and repayments totaled approximately $181,000 and $1.2 million, respectively.

NOTE 5 - Premises and Equipment

Premises and equipment at December 31, 2008 and 2007 are summarized as follows (in thousands):

	2008	2007
Land	$1,503	$1,074
Buildings and improvements	1,365	1,367
Leasehold improvements	3,611	2,985
Equipment	5,247	3,985
Auto	65	50
	11,791	9,461
Accumulated depreciation and amortization	(5,488)	(4,835)
	$6,303	$4,626

Depreciation and amortization expense amounted to $676,000 and $705,000 in 2008 and 2007, respectively.  As a result of the closing of two branch offices during the third quarter of 2007, the Company recorded during the year ended December 31, 2007 one-time charges for abandonment of leasehold improvements totaling $137,000, pre-tax, and lease payment accruals totaling $53,000, pre-tax (included in net occupancy expense), in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

NOTE 6 - Intangible Assets

Intangible assets at December 31, 2008 and 2007 are summarized as follows (in thousands):

	2008	2007
Goodwill	$26,957	$26,957
Core deposit intangible	3,785	3,785
Less: accumulated amortization	(2,341)	(1,859)
Core deposit intangible, net	1,444	1,926
Total	$28,401	$28,883

Index

Amortization expense of intangible assets for the years ended December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Core deposit intangible amortization	$482	$552

Scheduled amortization of core deposit intangibles is as follows (in thousands):

2009	$413
2010	344
2011	275
2012	206
2013 and thereafter	206

NOTE 7 – Restricted Stock

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and as of December 31, 2008 and 2007, consisted of the common stock of  the Federal Home Loan Bank of New York (“FHLBNY”), the Federal Reserve Bank of New York (“FRB”) and Atlantic Central Bankers Bank (“ACBB”).

Management evaluates the restricted stock for impairment in accordance with the AICPA Accounting Standards Executive Committee (“AcSEC”) Statement of Position (“SOP”) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of the investments’ cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the investments’ cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLBNY as compared to the capital stock amount for the FHLBNY and the length of time this situation has persisted, (2) commitments by the FHLBNY to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBNY, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBNY.

Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2008.

NOTE 8 - Deposits

Total deposits at December 31, 2008 and 2007 consist of the following (in thousands):

	2008	2007
Savings, N.O.W. and money market accounts	$190,475	$187,354
Certificates of deposit less than $100,000	78,949	80,587
Certificates of deposit of $100,000 or more	73,444	61,394
Subtotal of interest bearing deposits	$342,868	$329,335
Demand deposits	75,947	73,955
Total deposits	$418,815	$403,290

At December 31, 2008, certificates of deposit mature as follows: 2009 - $140.7 million; 2010 - $5.7 million; 2011 - $1.1 million; and 2012 - $4.9 million.

Index

Interest expense on deposits for the years ended December 31, 2008 and 2007 is summarized as follows (in thousands):

	2008	2007
Savings, N.O.W. and money market accounts	$3,276	$5,513
Certificates of deposit	5,708	7,084
Total interest expense on deposits	$8,984	$12,597

NOTE 9 - Borrowings

Borrowed funds at December 31, 2008 and 2007 are summarized as follows (in thousands):

	2008	2007
Borrowings	$71,741	$24,564
Total	$71,741	$24,564

Borrowings typically include wholesale borrowing arrangements as well as arrangements with deposit customers of Central Jersey Bank, N.A. to sweep funds into short-term borrowings.  At December 31, 2008, borrowings included $23.0 million in bank sweep funds, $27.5 million in Federal Home Loan Bank overnight advances, $20.0 million in Federal Home Loan Bank callable advances and $1.2 million in Federal Home Loan Bank fixed rate advances.  At December 31, 2007, borrowings included $24.6 million in bank sweep funds.  These borrowings were used to fund interest-earning assets.  Central Jersey Bank, N.A. uses investment securities to pledge as collateral for repurchase agreements.  At December 31, 2008 and December 31, 2007, Central Jersey Bank, N.A. had unused lines of credit with the Federal Home Loan Bank of $33.8 million and $8.9 million, respectively.

At December 31, 2008, Central Jersey Bank, N.A. had outstanding Federal Home Loan Bank callable advances as follows (dollars in thousands):

Date	Amount	Rate	Term	Call Feature
1/24/2008	$10,000	2.710%	10 year non-call 2 years	One Time
2/01/2008	5,000	2.380%	5 year non-call 1 year	One Time
2/01/2008	5,000	2.903%	7 year non-call 3 years	One Time
	$20,000	2.676%

At December 31, 2008, Central Jersey Bank, N.A. had the following outstanding Federal Home Loan Bank fixed rate advance (dollars in thousands):

Date	Amount	Rate	Term	Maturity
5/28/2008	$ 1,205	4.940%	13 years	5/28/2021

NOTE 10 - Subordinated Debentures

In March 2004, MCBK Capital Trust I, a special purpose business trust of Central Jersey Bancorp, issued an aggregate of $5.0 million of trust preferred securities to ALESCO Preferred Funding III, a pooled investment vehicle.  Sandler O’Neill & Partners, L.P. acted as placement agent in connection with the offering of the trust preferred securities.  The securities issued by MCBK Capital Trust I are fully guaranteed by Central Jersey Bancorp with respect to distributions and amounts payable upon liquidation, redemption or repayment.  These securities have a floating interest rate equal to

Index

the three-month LIBOR plus 285 basis points, which resets quarterly.  The securities mature on April 7, 2034 and may be called at par by Central Jersey Bancorp any time after April 7, 2009.  These securities were placed in a private transaction exempt from registration under the Securities Act of 1933, as amended.

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of subordinated debentures from Central Jersey Bancorp.  The subordinated debentures bear a variable interest rate equal to LIBOR plus 285 basis points.  Although the subordinated debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve.  The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp.  At December 31, 2008, $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital.  Central Jersey Bancorp is using the proceeds it received from the subordinated debentures to support the general balance sheet growth of Central Jersey Bancorp and to maintain Central Jersey Bank, N.A.’s required regulatory capital ratios.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards.  The new quantitative limits become effective after a five-year transition period ending March 31, 2009.  Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements.  Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital.  At December 31, 2008, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities.  Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital.  However, in the event that the trust preferred issues do not qualify as Tier I Capital, Central Jersey Bank, N.A. would remain well capitalized.

NOTE 11 - Other-Than-Temporary Impairment

During 2007, Central Jersey Bancorp executed a balance sheet restructuring strategy involving approximately $88.6 million of investment securities held in the available-for-sale investment portfolio.  The restructuring resulted in a one-time pre-tax impairment charge of approximately $1.96 million, which was reflected in Central Jersey Bancorp’s consolidated financial statements for the three months ended March 31, 2007.  Available-for-sale investment securities, consisting primarily of lower yielding fixed rate callable agency investment securities were sold during the second quarter of 2007 and replaced with higher yielding investment securities with a comparable to modestly shorter aggregate weighted average life.  The fair value loss that these investment securities carried at March 31, 2007, was recorded as an other-than-temporary impairment since Central Jersey Bancorp did not have the intent to hold these securities to recovery.  The investment securities the Company identified as impaired were primarily fixed rate government sponsored agency bonds that either had a below market interest rate coupon or a longer than desired maturity term.  Central Jersey Bancorp realized a gain on the sale of available-for-sale securities of $87,000, pre-tax, in conjunction with the balance sheet restructuring during the year ended December 31, 2007.

The Company’s effective tax rate of 56.8% for the year ended December 31, 2007, resulted from the fact that the majority of the investment securities for which the previously-mentioned $1.96 million other-than-temporary impairment was recorded were held by CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A.  A full valuation allowance was recorded for the deferred tax assets associated with the impairment of the investment securities sold by CJB Investment Company.  The impairment of the investment securities at the investment company level was considered a capital loss for tax purposes while the impairment of the investment securities held by Central Jersey Bank, N.A. was considered an ordinary loss for tax purposes.  CJB Investment Company did not, at the time have the ability to generate capital gains and utilize the capital losses and thus a full valuation allowance was required for the deferred tax assets associated with the investment company’s available-for-sale securities which were identified as other-than-temporarily impaired.

Index

NOTE 12 - Income Taxes

Components of income tax expense for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Current income tax expense:
Federal	$1,228	$1,640
State	270	285
	1,498	1,925
Deferred income tax benefit:
Federal	(47)	(614)
State	(163)	(201)
	(210)	(815)
	$1,288	$1,110

A reconciliation between the reported income taxes and income taxes which would be computed by applying the normal federal income tax rate of 34% to income before taxes follows (in thousands):

	2008	2007
Federal income tax	$1,424	$664
State income tax effect, net of federal tax effect	71	56
Bank-owned life insurance	(41)	(40)
Valuation reserve	(158)	417
Other	(8)	13
Provision charged to expense	$1,288	$1,110

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Allowance for loan losses	$1,887	$1,344
Impaired investment securities	282	702
New Jersey NOL carry forwards	43	52
Allowance for uncollected interest	160	120
Net purchase accounting adjustments	360	240
Depreciation	127	371
AMA	4	4
Stock options / SARS	130	102
Other	41	3
Gross deferred tax asset	3,034	2,938
Less: valuation reserve	(324)	(515)
Deferred tax assets, net	2,710	2,423
Deferred tax liabilities:
Deferred loan costs	153	95
Discount accretion	19	--
Unrealized gain - securities available-for-sale	1,162	514
Gross deferred tax liabilities	1,334	609
Net deferred tax assets	$1,376	$1,814

Based upon current facts concerning taxes paid in the carryback period and projections of future taxable income, management has determined that it is more likely than not that the deferred tax assets will be realized, except for certain New Jersey net operating losses by Central Jersey Bancorp and the capital loss carryforward of investment

Index

securities, for which management has reserved against these deferred tax assets.  However, there can be no assurances about the level of future earnings.  As of December 31, 2008, Central Jersey Bancorp had approximately $1.8 million of net operating loss carryforwards that will expire between 2009 and 2015.

As of January 1, 2008, there were no amounts recorded for unrecognized tax benefits or for the payment of interest or penalties.  Furthermore, no amounts were accrued for the year ended December 31, 2008.  The tax years that remain subject to examination are 2007, 2006 and 2005 for federal.  Accruals of interest and penalties related to unrecognized tax benefits, when applicable, are recognized in income tax expense.

NOTE 13 - Fair Value Measurements

 Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities.  In accordance with the FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a significant impact on the Company’s consolidated financial condition or results of operations.  The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

Beginning January 1, 2008, financial assets and financial liabilities recorded at fair value in the consolidated statement of financial condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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

Investment securities available-for-sale – Investment securities classified as available-for-sale are reported at fair value utilizing Level II inputs.  For these investment securities, the Company obtains fair value measurements from an

Index

independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the investment security’s terms and conditions, among other things.

Loans held-for-sale – The fair value of loans held-for-sale is determined, when possible, using quoted secondary-market prices.  If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.

Impaired loans - Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level III inputs based on customized net present value discounting criteria.

Servicing rights – The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income.  The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness.

The following table summarizes financial assets measured at fair value on a recurring basis at December 31, 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level I	Level II	Level III	Total fair value
Investment securities available-for-sale	$--	$170,683	$--	$170,683
Total assets measured fair value on a recurring basis	$--	$170,683	$--	$170,683

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes financial assets measured at fair value on a nonrecurring basis at December 31, 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level I	Level II	Level III	Total fair value
Impaired loans	$--	--	1,533	$1,533
Servicing rights	--	--	133	133
Total assets measured fair value on a nonrecurring basis	$--	$--	$1,666	$1,666

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2008 and 2007:

Index

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the Consolidated Statements of Financial Condition for cash and short-term instruments approximate those assets’ fair values.

Securities

The fair value of securities available-for-sale (carried at fair value) and held-to-maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

Loans Receivable (Carried at Cost)

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the Consolidated Statements of Financial Condition date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Loans Held for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These impaired loans are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value of these impaired loans consists of the loan balances of $2.7 million, net of a valuation allowance of $474,000.  Additional provisions for loan losses of $845,000 were recorded during the year ended December 31, 2008.

Servicing Rights (Carried at Lower of Cost or Fair Value)

The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income.  The valuation incorporates assumptions that market participants would use in estimating future net servicing income.  The Company is able to compare the valuation model inputs and results to widely available published industry date for reasonableness.

Restricted Investment in Bank Stock (Carried at Cost)

The carrying amount of restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Index

Deposit Liabilities (Carried at Cost)

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Borrowings (Carried at Cost)

Fair values of Federal Home Loan Bank advances are estimated using discounted cash flow analysis, based on quoted prices for new Federal Home Loan Bank advances with similar credit risk characteristics, terms and remaining maturity.  These prices obtained from this active market represent a fair value that is deemed to represent the transfer price if the liability were assumed by a third party.

Subordinated Debt (Carried at Cost)

The fair value of the subordinated debentures is assumed to approximate book value since the securities are variable rate.

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

Limitations

Fair value estimates were made at December 31, 2008 and 2007, based upon pertinent market data and relevant information on each financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell the Company’s entire holdings of a particular financial instrument or category thereof at one time.  Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments with respect to future loss experience, current economic conditions, risk assessments of various financial instruments involving a myriad of individual borrowers, and other factors.  Given the subjective nature of these estimates, the uncertainties surrounding them and other matters of significant judgment that must be applied, these fair value estimations cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.  Since these fair value approximations were made solely for the Consolidated Statements of Financial Condition financial instruments at December 31, 2008 and 2007, no attempt was made to estimate the value of anticipated future business or the value of non-financial statement assets or liabilities.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Index

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2008 and 2007 (dollars in thousands):

	2008		2007
	Book value	Fair value	Book value	Fair value
Financial Assets:
Cash and cash equivalents	$9,767	$9,767	$14,877	$14,877
Investment securities available-for-sale	170,683	170,683	114,824	114,824
Investment securities held-to-maturity	14,679	15,124	17,430	17,379
Loans, net	356,257	364,684	311,765	312,292
Loans held-for-sale	400	400	658	658
Impaired loans, net	1,533	1,533	160	160
Servicing rights	133	133	--	--
Restricted stock	4,982	4,982	2,592	2,592
Accrued interest receivable	2,251	2,251	2,218	2,218
Financial Liabilities:
Deposits	418,815	408,391	403,290	403,519
Borrowings	71,741	72,679	24,564	24,564
Accrued interest payable	217	217	126	126
Subordinated debentures	5,155	5,167	5,155	5,153
Off-balance sheet financial instruments	$67,285	$67,285	$79,910	$79,910

NOTE 14 - Post Retirement Benefits

In September 2006, the EITF of the FASB discussed public comments received on two issues: (1) EITF Issue No. 06-4, Accounting for Deferred Compensation and Post-Retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and (2) EITF Issue 06-5, Accounting for Purchases of Life Insurance -- Determining the Amount that could be Realized in Accordance with FASB Technical Bulletin 85-4 (Accounting for Purchases of Life Insurance).  On September 7, the EITF agreed to clarify certain points based on public comments.  The EITF reached a consensus that an employer should recognize a liability for future benefits under SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion No. 12, Omnibus Opinion – 1967, for an endorsement split-dollar life insurance arrangement subject to the EITF Issue No. 06-4.  This liability is to be based on the substantive agreement with the employee.  The consensus is effective for fiscal years beginning after December 15, 2007.  Entities should recognize the effects of applying the consensus on this issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption.  Retrospective application to all prior periods is permitted.

Index

During the year ended December 31, 2008, Central Jersey Bancorp recognized and recorded a deferred compensation liability of $227,000 for future benefits related to an endorsement split-dollar life insurance arrangement subject to EITF Issue No. 06-4.

NOTE 15 - Branch Office Closings

Effective September 14, 2007, Central Jersey Bancorp closed two of its branch offices – Highway 35, Neptune City and Highway 33, Neptune Township.  The customer relationships from both of these branch offices were transferred to the West Sylvania, Neptune City branch office.  As a result of the closing of these two branch offices, the Company recorded during the year ended December 31, 2007 one-time charges for abandonment of leasehold improvements totaling $137,000, pre-tax, and lease payment accruals totaling $53,000, pre-tax (included in net occupancy expense), in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  In addition, for the year ended December 31, 2007, the Company recorded $35,000, pre-tax (included in salaries and employee benefits expense), in one-time employee termination expenses related to the branch office consolidations in accordance with SFAS No. 146.

 NOTE 16 - Commitments and Contingencies

At December 31, 2008, the Company was obligated under non-cancelable lease agreements for 12 premises.  The leases provide for increased rentals based upon increases in real estate taxes and the cost of living index. Minimum rental payments under the terms of these leases are as follows (in thousands):

2009	$959,518
2010	762,602
2011	639,052
2012	582,609
2013 and thereafter	243,945

Total	$3,187,726

Total rent expense was $1.1 million and $846,000 in 2008 and 2007, respectively.

Litigation

Central Jersey Bank, N.A. may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  Central Jersey Bank, N.A. may also have various commitments and contingent liabilities which are not reflected in the accompanying consolidated balance sheets.

Related Party Transactions

The Company leased administrative office space at 6 West End Court, Long Branch, New Jersey, through August 31, 2008.  Certain members of the Board of Directors of Central Jersey Bancorp hold an ownership interest in the leased property.  The negotiations with respect to the leased space were conducted at arms-length and the lease amount to be paid by Central Jersey Bank, N.A. was determined by an independent appraiser to be at fair market value.  Total lease payments for 2008 and 2007 were $43,000 and $61,000, respectively.

NOTE 17 - Regulatory Matters

Subject to applicable law and the Capital Purchase Program, the Board of Directors of Central Jersey Bank, N.A. may provide for the payment of cash dividends.  Prior approval of the OCC is required to the extent that the total of all cash dividends to be declared by Central Jersey Bank, N.A. in any calendar year exceeds net profits, as defined, for that year combined with its retained net profits from the preceding two calendar years less any transfers to capital surplus.

Index

For so long as any Series A Preferred Shares are outstanding, Central Jersey Bancorp is not permitted to declare or pay cash dividends on its common stock unless all dividends on the Series A Preferred Shares have been paid in-full.  Further, unless the Series A Preferred Shares are redeemed or fully transferred to third parties, Central Jersey Bancorp is prohibited from increasing its common stock dividends without prior approval of the U.S. Department of Treasury until December 23, 2011, which is the third anniversary of the investment by the U.S. Department of Treasury in Central Jersey Bancorp.

Central Jersey Bank, N.A. and Central Jersey Bancorp are subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Central Jersey Bank, N.A. and Central Jersey Bancorp must meet specific capital guidelines that involve quantitative measures of Central Jersey Bank, N.A.’s and Central Jersey Bancorp’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The prompt corrective action regulations define specific capital categories based on an institution’s capital ratios.  The capital categories, in declining order, are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  An institution categorized as “undercapitalized” or worse is subject to certain restrictions, including the requirement to file a capital plan with its primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on asset growth and executive compensation and increased supervisory monitoring, among other things.  Other restrictions may be imposed on the institution by the applicable regulatory agencies, including requirements to raise additional capital, sell assets or sell the entire institution.  Once an institution becomes “critically undercapitalized,” it must generally be placed in receivership or conservatorship within ninety days.  An institution is deemed to be “critically undercapitalized” if it has a tangible equity ratio, as defined, of 2% or less.

To be considered “well capitalized,” an institution must generally have a leverage ratio (Tier 1 capital to total assets) of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%.  Management believes that, as of December 31, 2008 and 2007, Central Jersey Bank, N.A. and Central Jersey Bancorp meet all capital adequacy requirements of their regulators.  Further, the most recent regulatory notification categorized Central Jersey Bank, N.A. and Central Jersey Bancorp as well-capitalized under the prompt corrective action regulations.

Index

The following is a summary of Central Jersey Bank, N.A.’s and Central Jersey Bancorp’s actual capital amounts and ratios as of December 31, 2008 and 2007, compared to the minimum capital adequacy requirements and the requirements for classification as a “well-capitalized” institution (dollars in thousands):

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Asset Ratio		Total Capital to Risk Weighted Asset Ratio
	2008	2007	2008	2007	2008	2007
Actual Ratios
Central Jersey Bank, N.A.	10.33%	9.34%	14.05%	12.94%	15.24%	13.93%

Required Regulatory Ratios
“Adequately capitalized” institution (under federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Asset Ratio		Total Capital to Risk Weighted Asset Ratio
	2008	2007	2008	2007	2008	2007
Actual Amounts
Central Jersey Bank, N.A.	$56,542	$44,696	$56,542	$44,696	$61,299	$48,104

Required Regulatory Amounts
“Adequately capitalized” institution (under federal regulations)	21,901	19,143	16,092	13,817	32,184	27,634

“Well capitalized” institution (under federal regulations)	27,376	23,929	24,138	20,726	40,231	34,543

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Asset Ratio		Total Capital to Risk Weighted Asset Ratio
	2008	2007	2008	2007	2008	2007
Actual Ratios
Central Jersey Bancorp	10.20%	9.08%	13.91%	12.74%	15.09%	13.73%

Required Regulatory Ratios
“Adequately capitalized” institution (under federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

Index

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Asset Ratio		Total Capital to Risk Weighted Asset Ratio
	2008	2007	2008	2007	2008	2007
Actual Amounts
Central Jersey Bancorp	$55,740	$43,835	$55,740	$43,835	$60,497	$47,243

Required Regulatory Amounts
“Adequately capitalized” institution (under federal regulations)	21,864	19,305	16,033	13,766	32,067	27,531

“Well capitalized” institution (under federal regulations)	27,330	24,131	24,050	20,649	40,084	34,414

NOTE 18 - Benefit Plans

Stock Option Plan

In 2000, the Company established an Employee and Director Stock Option Plan (the “Plan”).  As of December 31, 2008, stock options to purchase in aggregate up to 1,289,948 shares of the Company’s common stock were outstanding.  During 2008 and 2007, no options were granted.  Effective January 1, 2005, as a result of the combination with Allaire Community Bank, all outstanding options granted under the Plan became fully vested.  The Company does not anticipate granting any further stock options under the Plan.

A summary of the status of the Company’s stock options as of and for the years ended December 31, 2008 and 2007 is presented below:

	2008		2007
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	1,410,349	$4.77	1,501,296	$4.70
Granted	--	--	--	--
Forfeited	(56,224)	7.56	(7,763)	6.23
Exercised	(64,177)	3.67	(83,184)	3.52

Outstanding at end of year	1,289,948	4.71	1,410,349	4.77
Options exercisable at year end	1,289,948	4.71	1,410,349	4.77
Weighted average fair value of options granted during the year		$--		$--

No additional compensation expense is projected for future years on stock options outstanding at December 31, 2008.

Index

The following table summarizes information about stock options outstanding at December 31, 2008:

Options Outstanding and Exercisable
December 31, 2008
Number outstanding	Exercisable	Weighted average remaining contractual life	Range of exercise prices
297,304	297,304	13 Months	$ 2.72 –2.97
587,197	587,197	32 Months	$ 3.06 –3.92
102,678	102,678	48 Months	$ 4.97 –4.97
302,769	302,769	64 Months	$ 7.73 –9.90

The aggregate intrinsic value for stock options outstanding and stock options exercisable at December 31, 2008 is $2.1 million for both, based upon a market price of $6.35 per share and a weighted average exercise price of $4.71 per share.  The aggregate intrinsic value of stock options exercised during 2008 and 2007 was $233,000 and $355,000, respectively.  There were no stock options granted during 2008 or 2007.

401(k) Plan

The Company has a 401(k) plan covering substantially all of its employees.  The Company may contribute an amount equal to 100% of the first 3% of the employee deferral and then 50% of the next 2% of the employee deferral.  The Company’s matching contribution, if any, is determined by the Board of Directors in its sole discretion.  The Company’s aggregate contributions to the 401(k) Plan for 2008 and 2007 were $158,000 and $147,000, respectively.

NOTE 19 - Condensed Financial Statements of Central Jersey Bancorp (Central Jersey Bancorp only)

The following information with respect to Central Jersey Bancorp (parent company only) should be read in conjunction with the notes to the consolidated financial statements (in thousands):

Statements of Financial Condition	2008	2007
Assets:
Cash	$238	$--
Investment in subsidiary	86,044	73,535
Total assets	86,282	73,535

Liabilities:
Other liabilities	373	342
Subordinated debentures	5,155	5,155
Total liabilities	5,528	5,497

Shareholders’ Equity:
Common stock	90	91
Preferred stock	11,300	--
Warrants – common stock	1,040	--
Discount – preferred stock	(1,040)	--
Additional paid-in capital	64,502	60,787
Treasury stock	(1,806)	--
Retained earnings	6,668	7,160

Total shareholders’ equity	$80,754	$68,038
Total liabilities and shareholders’ equity	$86,282	$73,535

Index

Statements of Income	2008	2007
Equity in undistributed earnings of the bank subsidiary	$3,253	$1,283
Interest expense on subordinated debt	(355)	(439)
Net income	$2,898	$844

Statements of Cash Flows	2008	2007
Cash Flow From Operating Activities
Net income available to common shareholders	$2,898	$844
Less equity in undistributed earnings of the bank subsidiary	(3,253)	(1,283)
Increase in other liabilities	31	149
Net cash used in operating activities	(324)	(290)
Cash Flow From Investing Activities
Proceeds from issuance of preferred stock
downstreamed to subsidiary	(11,300)	--
Net cash used in investment activities	(11,300)	--
Cash Flow From Financing Activities
Proceeds from exercise of stock options, net	330	294
Fractional shares paid in cash	(4)	(4)
Proceeds from issuance of subordinated debt	--	--
Proceeds from issuance of preferred stock	11,300	--
Cash dividend from subsidiary	2,042	--
Purchase of outstanding stock; placed in treasury	(1,806)	--
Net cash provided by financing activities	11,862	290

Cash and cash equivalents at beginning of period	--	--
Cash and cash equivalents at the end of period	$238	$--

NOTE 20 - Recent Accounting Pronouncements

FAS 140-3

In February 2008, the FASB issued a FASB Staff Position (“FSP”) FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.  This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction.  The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria.  The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed.  The Company is currently evaluating the potential impact this new pronouncement will have on its consolidated financial condition and results of operations.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, (Statement 161).  SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim

Index

periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the potential impact this new pronouncement will have on its consolidated financial condition and results of operations.

SFAS No. 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB's plan to designate as authoritative its forthcoming codification of accounting standards. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's (“PCAOB”) related amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, to remove the GAAP hierarchy from its auditing standards.  The hierarchical guidance provided by SFAS No. 162 is not expected to have a significant impact on the Company's consolidated financial condition or results of operations.

FSP APB 14-1

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

EITF Issue No. 08-3

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

FSP 133-1 and FIN 45-4

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP 133-1 and FIN 45-4).  FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees.  It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods.  FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008.  The implementation of this standard did not have a material impact on the Company’s consolidated financial condition or results of operations.

EITF Issue No. 08-5

In September 2008, the FASB ratified EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement (EITF 08-5).  EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee).  It clarifies that the issuer of a liability with a

Index

third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability.  EITF 08-5 is effective for the first reporting period beginning after December 15, 2008.  The implementation of this standard will not have a material impact on the Company’s consolidated financial condition or results of operations.

FSP SFAS No. 157-3

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active  (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements.  The application of the provisions of FSP 157-3 did not materially affect the Company’s consolidated financial condition or results of operations.

FSP FAS 140-4 and FIN 46(R)-8

In December 2008, the FASB issued FSP SFAS No. 140-4 and FASB Interpretation (FIN) 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP SFAS 140-4 and FIN 46(R)-8). FSP SFAS 140-4 and FIN 46(R)-8 amends FASB SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46(R) is effective for reporting periods (annual or interim) ending after December 15, 2008.  The implementation of this standard did not have a material impact on the Company’s consolidated financial condition or results of operations.

FSP EITF 99-20-1

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment of Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance.  FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted.  The implementation of this standard did not have a material impact on the Company’s consolidated financial condition or results of operations.

International Financial Reporting Standards

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

Index

FSP FAS 132(R)-1

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements and results of operations.

EITF 08-6

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, “Equity Method Investment Accounting Considerations.” EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements and results of operations.

EITF 08-7

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  This new pronouncement will impact the Company’s accounting for any defensive intangible assets acquired in a business combination completed beginning January 1, 2009.

Index

NOTE 21 - Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2008 and 2007, respectively.

	2008 Quarter Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands, except per share data)

Interest income	$7,252	$7,023	$7,428	$7,383
Interest expense	3,092	2,544	2,469	2,559
Net interest income	4,160	4,479	4,959	4,824
Provision for loan losses	65	81	253	920
Net interest income after
provision for loan losses	4,095	4,398	4,706	3,904
Non-interest income	613	539	845	735
Non-interest expense	3,823	3,876	3,990	3,948

Income before income taxes	885	1,061	1,561	691
Income tax expense	304	350	536	98
Net income	$581	$711	$1,025	$593
Preferred stock dividend	--	--	--	12
Net income available to common shareholders	$581	$711	$1,025	$581

Earnings per share:

Basic	$0.06	$0.08	$0.11	$0.06
Diluted	$0.06	$0.07	$0.11	$0.06

Weighted average shares outstanding:
Basic	9,165,344	9,116,813	9,074,977	9,012,650
Diluted	9,569,088	9,549,876	9,504,798	9,351,516

Index

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands, except per share data)

Interest income	$7,398	$7,729	$7,792	$7,569
Interest expense	3,371	3,587	3,544	3,280
Net interest income	4,027	4,142	4,248	4,289
Provision for loan losses	125	40	--	--
Net interest income after provision for loan losses	3,902	4,102	4,248	4,289

Non-interest (loss) income	(1,568)	509	417	425
Non-interest expense	3,651	3,445	3,703	3,571
(Loss) income before income taxes	(1,317)	1,166	962	1,143
Income tax (benefit)/expense	(55)	431	331	403
Net (loss) income	$(1,262)	$735	$631	$740

Earnings per share:

Basic	$(0.14)	$0.08	$0.07	$0.08
Diluted	$(0.14)	$0.08	$0.07	$0.08

Weighted average shares outstanding:
Basic	9,101,747	9,119,695	9,181,602	9,182,589
Diluted	9,101,747	9,613,088	9,612,559	9,595,986

Index

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
2.1
Plan of Acquisition of all of the outstanding stock of Monmouth Community Bank by Central Jersey Bancorp (formerly Monmouth Community Bancorp) (the “Registrant”), entered into as of March 16, 2000 by Monmouth Community Bank and the Registrant (Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

2.2
Agreement and Plan of Acquisition, dated as of June 30, 2004, by and between the Registrant and Allaire Community Bank (“Allaire”):  Upon the request of the Securities and Exchange Commission (the “SEC”), the Registrant agrees to furnish a copy of Exhibit A – Voting Agreement of Allaire Stockholders and Voting Agreement of the Registrant’s Shareholders; Exhibit B – Allaire Affiliate Agreement, Exhibit C – Opinion of Giordano, Halleran & Ciesla, P.C., as counsel to the Registrant, and Exhibit D – Opinion of Frieri Conroy & Lombardo, LLC, as counsel to Allaire, and the following Schedules:  Schedule 1.10(a) – Composition of the Registrant’s Board of Directors; Schedule 1.10(b) – Composition of Allaire and Monmouth Community Bank Boards of Directors; Schedule 1.10(c) - Executive Officers of the Registrant, Allaire and Monmouth Community Bank; Schedule 3.02(a) – Stock Options (Allaire); Schedule 3.02(b) – Subsidiaries (Allaire); Schedule 3.08 – Absence of Changes or Events (Allaire); Schedule 3.09 – Loan Portfolio (Allaire); Schedule 3.10 – Legal Proceedings (Allaire); Schedule 3.11 – Tax Information (Allaire); Schedule 3.12(a) – Employee Benefit Plans (Allaire); Schedule 3.12(b) – Defined Benefit Plans (Allaire); Schedule 3.12(h) – Payments or Obligations (Allaire); Schedule 3.12(m) – Grantor or “Rabbi” Trusts (Allaire); Schedule 3.12(n) – Retirement Benefits (Allaire); Schedule 3.13(c) – Buildings and Structures (Allaire); Schedule 3.14(a) – Real Estate (Allaire); Schedule 3.14(b) – Leases (Allaire); Schedule 3.16(a) – Material Contracts (Allaire); Schedule 3.16(c) – Certain Other Contracts (Allaire); Schedule 3.16(d) – Effect on Contracts and Consents (Allaire); Schedule 3.18 – Registration Obligations (Allaire); Schedule 3.20 – Insurance (Allaire); Schedule 3.21(b) – Benefit or Compensation Plans (Allaire); Schedule 3.21(d) – Labor Relations (Allaire); Schedule 3.22 – Compliance with Applicable Laws (Allaire); Schedule 3.23 – Transactions with Management (Allaire); Schedule 3.25 – Deposits (Allaire); Schedule 4.02(a) – Stock Options (Registrant); Schedule 4.02(b) – Subsidiaries (Registrant); Schedule 4.08 – Absence of Changes or Events (Registrant); Schedule 4.09 – Loan Portfolio (Registrant); Schedule 4.10 – Legal Proceedings (Registrant); Schedule 4.11 – Tax Information (Registrant); Schedule 4.12(a) – Employee Benefit Plans (Registrant); Schedule 4.12(b) – Defined Benefit Plans (Registrant); Schedule 4.12(g) – Payments or Obligations (Registrant); Schedule 4.12(l) – Grantor or “Rabbi” Trusts (Registrant); Schedule 4.12(m) – Retirement Benefits (Registrant); Schedule

Index

4.13(c) – Buildings and Structures; (Registrant) Schedule 4.14(a) and 4.14(b) – Real Estate and Leases (Registrant); Schedule 4.16(a) – Material Contracts (Registrant); Schedule 4.16(c) – Certain Other Contracts (Registrant); Schedule 4.16(d) – Effect on Contracts and Consents (Registrant); Schedule 4.18 – Registration Obligations (Registrant); Schedule 4.20 – Insurance (Registrant); Schedule 4.21(b) – Benefit or Compensation Plans (Registrant); Schedule 4.21(d) – Labor Relations (Registrant); Schedule 4.22 – Compliance with Applicable Laws (Registrant); Schedule 4.23 – Transactions with Management (Registrant); Schedule 4.25 – Deposits (Registrant); Schedule 6.18(a) – Notice of Deadlines (Allaire); and Schedule 6.18(b) – Notice of Deadlines (Registrant) (Incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 filed with the SEC on August 16, 2004).

3.1
Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated December 23, 2008 and filed with the SEC on December 31, 2008).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, dated December 23, 2008 and filed with the SEC on December 31, 2008).

3.3
By-laws of the Registrant, as amended and restated on January 1, 2005 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 31, 2005).

4.1
Specimen certificate representing the Registrant’s common stock, par value $0.01 per share (Incorporated by reference to Exhibit 4 to Amendment No. 1 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

4.2
Warrant to Purchase Common Stock, dated December 23, 2008 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated December 23, 2008 and filed with the SEC on December 31, 2008).

10.1	Registrant’s Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-87352), effective July 23, 2002).

10.2
Indenture between Registrant and Wilmington Trust Company, dated March 25, 2004 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on March 30, 2004).

Index

10.3
Amended and Restated Declaration of Trust of MCBK Capital Trust I, dated March 25, 2004 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on March 30, 2004).

10.4
Guarantee Agreement by Registrant and Wilmington Trust Company, dated March 25, 2004 (Incorporated by reference to Exhibit 12 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on March 30, 2004).

10.5*
Amended and Restated Change of Control Agreement, dated December 23, 2008, by and between James S. Vaccaro and Central Jersey Bancorp (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, dated December 23, 2008 and filed with the SEC on December 31, 2008).

10.6*
Amended and Restated Change of Control Agreement, dated December 23, 2008, by and between Robert S. Vuono and Central Jersey Bancorp (Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, dated December 23, 2008 and filed with the SEC on December 31, 2008).

10.7*
Amended and Restated Change of Control Agreement, dated December 23, 2008, by and between Anthony Giordano III and Central Jersey Bancorp (Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, dated December 23, 2008 and filed with the SEC on December 31, 2008).

10.8*
Senior Executive Officer Agreement, dated December 19, 2008, by and between James S. Vaccaro and Central Jersey Bancorp (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, dated December 23, 2008 and filed with the SEC on December 31, 2008).

10.9*
Senior Executive Officer Agreement, dated December 19, 2008, by and between Robert S. Vuono and Central Jersey Bancorp (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, dated December 23, 2008 and filed with the SEC on December 31, 2008).

10.10*
Senior Executive Officer Agreement, dated December 19, 2008, by and between Anthony Giordano III and Central Jersey Bancorp (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, dated December 23, 2008 and filed with the SEC on December 31, 2008).

10.11
Registrant’s 2005 Equity Incentive Plan (Incorporated by reference to exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed with the SEC on May 16, 2005).

Index

10.12
Letter Agreement, dated December 23, 2008, including the Securities Purchase Agreement – Standard Terms attached thereto, by and between the U.S. Department of Treasury and the Registrant (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated December 23, 2008 and filed with the SEC on December 31, 2008).

14.1
Chief Executive and Senior Financial Officer Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and filed with the SEC on March 30, 2004).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Beard Miller Company LLP, as to the Registrant’s consolidated financial statements for the year ended December 31, 2008.

23.2	Consent of KPMG LLP, as to the Registrant’s consolidated financial statements for the year ended December 31, 2007.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

-------------------------------------------------

*Constitutes a management contract.

E-4