Form 10-Q
period 2009-03-31
CENTRAL JERSEY BANCORP
filed 2009-05-11
CIK 1172353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to ______.

Commission file number 0-49925

Central Jersey Bancorp
(Exact name of registrant as specified in its charter)

New Jersey	22-3757709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1903 Highway 35, Oakhurst, New Jersey 07755
(Address of principal executive offices, including zip code)

(732) 663-4000
(Registrant’s telephone number, including area code)

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒.

As of April 30, 2009, there were 9,088,067 shares of the registrant’s common stock, par value $.01 per share, outstanding.

Central Jersey Bancorp

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

i

Index

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

ii

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)
(dollars in thousands, except share amounts)

	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$9,281	$9,306
Federal funds sold	5,372	461
Cash and cash equivalents	14,653	9,767

Investment securities available-for-sale, at fair value	145,972	170,683
Investment securities held-to-maturity (fair value of $12,395 and $15,124, respectively, at March 31, 2009 and December 31, 2008)	12,011	14,679
Federal Reserve Bank stock	2,409	1,960
Federal Home Loan Bank stock	1,701	2,940
Loans held-for-sale	425	400

Loans	361,421	360,998
Less: Allowance for loan losses	7,180	4,741
Loans, net	354,241	356,257

Accrued interest receivable	2,112	2,251
Premises and equipment	6,213	6,303
Bank owned life insurance	3,714	3,685
Goodwill	26,957	26,957
Core deposit intangible	1,340	1,444
Other assets	4,475	2,059
Total assets	$576,223	$599,385

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$70,578	$75,947
Interest bearing	359,977	342,868
	430,555	418,815
Borrowings	56,994	71,741
Subordinated debentures	5,155	5,155
Investment securities purchased not settled	--	19,676
Accrued expenses and other liabilities	1,647	1,546
Total liabilities	494,351	516,933

Shareholders’ equity:
Common stock, par value $0.01 per share. Authorized 100,000,000 shares, 9,027,282 and 9,000,531 shares outstanding and 9,273,730 and 9,246,979 shares issued, respectively, at March 31, 2009 and December 31, 2008	90	90
Preferred stock, liquidation value $1,000 per share. Authorized 10,000,000 shares and issued and outstanding 11,300 shares at March 31, 2009 and December 31, 2008	11,300	11,300
Additional paid-in capital	64,669	64,502
Accumulated other comprehensive income, net of tax expense	1,053	1,925
Treasury stock – at cost, 246,448 shares at March 31, 2009 and December 31, 2008	(1,806)	(1,806)
Retained earnings	6,566	6,441
Total shareholders’ equity	81,872	82,452
Total liabilities and shareholders’ equity	$576,223	$599,385

See accompanying notes to unaudited consolidated financial statements.

Index

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except per share amounts)

	Three months ended March 31,
	2009	2008

Interest income:
Interest and fees on loans	$5,031	$5,337
Interest on securities available for sale	1,727	1,570
Interest on securities held to maturity	218	153
Interest on federal funds sold and due from banks	33	192
Total interest income	7,009	7,252

Interest expense:
Interest expense on deposits	1,982	2,736
Interest expense on other borrowings	247	249
Interest expense on subordinated debentures	57	107
Total interest expense	2,286	3,092

Net interest income	4,723	4,160

Provision for loan losses	3,135	65
Net interest income after provision for loan losses	1,588	4,095

Other income:
Gain on the sale of securities available-for-sale	1,789	--
Service charges on deposit accounts	336	382
Income on bank owned life insurance	29	30
Gain on loans held-for-sale	12	201
Total other income	2,166	613

Operating expenses:
Salaries and employee benefits	1,937	1,966
Net occupancy expenses	525	446
Data processing fees	233	224
Outside service fees	203	206
Premises and equipment depreciation	183	158
Audit and accounting services	128	75
Core deposit intangible amortization	104	121
Other operating expenses	732	627
Total other expenses	4,045	3,823

(Loss) income before provision for income taxes	(291)	885

Income tax (benefit) expense	(601)	304

Net income	310	581

Dividend on preferred stock and accretion	185	--

Net income available to common shareholders	$125	$581

Basic earnings per common share	$0.01	$0.06
Diluted earnings per common share	$0.01	$0.06

See accompanying notes to unaudited consolidated financial statements.

Index

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands, except share amounts)

	Common stock	Preferred stock	Additional paid-in capital	Accumulated other comprehensive income	Treasury stock	Retained earnings	Total
Balance at December 31, 2007	$91	$--	$60,787	$848	$--	$7,160	$68,886
Comprehensive income:
Net income	--	--	--	--	--	581	581
Unrealized gain on securities available-for-sale, net of tax of $583	--	--	--	989	--	--	989
Total comprehensive income							$1,570
Purchase of 47,775 shares outstanding stock; placed in treasury	--	--	--	--	(336)	--	(336)
Cumulative effect adjustment adoption of EITF 06-4	--	--	--	--	--	(227)	(227)
Balance at March 31, 2008	$91	$--	$60,787	$1,837	$(336)	$7,514	$69,893
Balance at December 31, 2008	$90	$11,300	$64,502	$1,925	$(1,806)	$6,441	$82,452
Comprehensive loss:
Net income	--	--	--	--	--	310	310
Unrealized loss on securities available-for-sale, net of tax of ($529)	--	--	--	(872)	--	--	(872)
Total comprehensive loss							$(562)
Exercise of stock options – 26,751shares, including tax benefit $23	--	--	123	--	--	--	123
Discount – preferred stock	--	--	44	--	--	(44)	--
Cash dividends accrued on preferred stock	--	--	--	--	--	(141)	(141)
Balance at March 31, 2009	$90	$11,300	$64,669	$1,053	$(1,806)	$6,566	$81,872

See accompanying notes to unaudited consolidated financial statements.

Index

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$310	$581
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings on cash surrender value of life insurance	(29)	(30)
Deferred tax expense	49	34
Provision for loan losses	3,135	65
Depreciation and amortization	183	158
Net discount accretion on held-to-maturity securities	(2)	(4)
Net premium amortization (discount accretion) on available-for-sale securities	139	(17)
Core deposit intangible amortization	104	121
Gain on sale of securities available-for-sale	(1,789)	--
Gain on the sale of loans held-for-sale	(12)	(201)
Originations of loans held-for-sale	(2,057)	(3,408)
Proceeds from the sale of loans held-for-sale	2,046	4,613
Decrease in accrued interest receivable	139	195
Increase in other assets	(1,549)	(309)
Decrease (increase) in accrued expenses and other liabilities	(84)	110
Net cash provided by operating activities	583	1,908

Cash flows from investing activities:
Maturities, sales of and paydowns on investment securities held-to-maturity	2,670	6,702
Maturities, sales of and paydowns on investment securities available-for-sale	107,902	9,673
Purchase of investment securities available-for-sale	(102,089)	(22,561)
Net increase in loans	(1,121)	(6,451)
Purchases of premises and equipment, net	(93)	(550)
Net cash provided by (used in) investment activities	7,269	(13,187)

Cash flows from financing activities:
Proceeds from stock options exercised	123	--
Net decrease in non-interest bearing deposits	(5,369)	(634)
Net increase (decrease) in interest bearing deposits	17,109	(3,723)
Net (decrease) increase in other borrowings	(14,729)	5,492
Net increase in Federal Home Loan Bank advances	--	20,000
Repayment of Federal Home Loan Bank advances	(18)	--
Purchase of outstanding stock; placed in treasury	--	(336)
Cash dividend on preferred stock	(82)	--
Net cash (used in) provided by financing activities	(2,966)	20,799

Increase in cash and cash equivalents	4,886	9,520

Cash and cash equivalents at beginning of period	9,767	14,877
Cash and cash equivalents at end of period	$14,653	$24,397

Cash paid during the period for:
Interest	$2,295	$3,179
Income taxes	$--	$300

See accompanying notes to unaudited consolidated financial statements.

Index

Central Jersey Bancorp and Subsidiary

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Central Jersey Bancorp and its wholly-owned subsidiary, Central Jersey Bank, N.A., which are sometimes collectively referred to herein as the “Company.”

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations that may be expected for all of 2009.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Earnings per share, average shares outstanding, stock options, stock appreciation rights and related amounts set forth herein for all periods presented have been adjusted to reflect the 5% stock dividend paid on July 1, 2008.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Central Jersey Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008.

Certain prior period amounts have been reclassified to correspond with the current period presentation.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  On January 1, 2009, the Company adopted the provisions of SFAS No. 157-2, Effective Date of FASB Statement No.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements (see Note 8 – Fair Value Measurements).

On January 1, 2008, the Company changed its accounting policy and recognized a cumulative-effect adjustment to retained earnings totaling $227,000.  This adjustment, related to accounting for certain endorsement split-dollar insurance arrangements, was made in accordance with Emerging Issues Task Force (“EITF”) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (see Note 9 - Post Retirement Benefits).

Index

Note 2.  Earnings Per Common Share

The following tables reconcile shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2009 and 2008:

	Three months ended March 31, 2009
(dollars in thousands, except for per share data)	Income (numerator)	Average shares (denominator)	Per share amount

Basic earnings per common share
Net income available to common shareholders	$125	9,019	$0.01
Effect of dilutive securities:
Stock options and warrants	--	312	--
Diluted earnings per common share
Net income available to common shareholders, plus assumed exercise of options and warrants	$125	9,331	$0.01

	Three months ended March 31, 2008
(dollars in thousands, except for per share data)	Income (numerator)	Average shares (denominator)	Per share amount

Basic earnings per common share
Net income available to common shareholders	$581	9,165	$0.06
Effect of dilutive securities:
Stock options	--	404	--
Diluted earnings per common share
Net income available to common shareholders, plus assumed exercise of options	$581	9,569	$0.06

For the three months ended March 31, 2009, dilutive securities relating to the Company’s employee and director stock option plans totaled 312,233, which, when added to the average basic shares outstanding of 9,018,497, resulted in average diluted shares outstanding of 9,330,730. For the three months ended March 31, 2008, dilutive securities relating to the Company’s employee and director stock option plans totaled 403,744, which, when added to the average basic common shares outstanding of  9,165,344, resulted in average diluted shares outstanding of 9,569,088.

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

Index

economy.

On December 23, 2008, Central Jersey Bancorp, as part of the Capital Purchase Program, sold 11,300 shares of Central Jersey Bancorp’s Fixed Rate Cumulative Perpetual Senior Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Shares”), and a warrant to purchase up to 268,621 of Central Jersey Bancorp’s common stock at an exercise price of $6.31 per share (the “Warrant”).  Central Jersey Bancorp is utilizing the $11.3 million in gross investment proceeds for general corporate purposes and to enhance lending operations.  Both the Series A Preferred Shares and the Warrant qualify as components of Central Jersey Bancorp’s regulatory Tier 1 Capital.  The additional Tier 1 Capital further fortifies Central Jersey Bancorp’s already strong capital position and provides strategic flexibility.

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

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (the “ARRA”) into law, which amended the executive compensation and corporate governance provisions of the EESA.  The amendments elaborate on the requirements and obligations under the EESA and provide that Capital Purchase Program participants: (1) may not provide incentives for senior executive officers to take unnecessary and excessive risks that threaten the value of the financial institution; (2) must recover any bonus or incentive compensation paid to senior executive officers based on statements of earning that are subsequently proven to be materially inaccurate; (3) may not make any “golden parachute payments” to senior executive officers; (4) may not pay any bonus, retention award or incentive compensation to certain of the most highly compensated employees, except pursuant to employment contracts executed on or before February 11, 2009 and except for long-term restricted stock that meets certain requirements; (5) may not adopt any compensation plan that would

Index

encourage manipulation of reported earnings to enhance the compensation paid to any employee; (6) must establish a compensation committee of independent directors to review employee compensation plans; and (7) must provide certain certifications regarding executive compensation and compliance with the requirements of the EESA.  The U.S. Department of Treasury has not yet promulgated new regulations in light of the amendments.  Therefore, the effect of these amendments on Central Jersey Bancorp is uncertain pending the promulgation of new regulations.  However, the ARRA also provides that, subject to consultation with the appropriate federal banking agency, the Secretary of the U.S. Department of Treasury will permit a participant in the Capital Purchase Program to repay any assistance previously provided under the Capital Purchase Program.  The participant will not have to replace the assistance with Tier I Capital, as originally provided in the Capital Purchase Program.

Stock Appreciation Rights

On January 31, 2006, the Company granted under its 2005 Equity Incentive Plan, 173,644 Stock Appreciation Rights (“SARS”) (98,398 were granted to employees and 75,246 were granted to directors), each with an exercise price of $9.40.  These SARS can only be settled in cash.  The SARS vest over a four year period and expire February 1, 2016.  The fair value of SARS granted was estimated on March 31, 2009 using the Black-Scholes option pricing model with the following weighted-average assumptions used: stock price $6.50; dividend yield of 0%; expected volatility of 67.35%; risk free interest rate of 1.66%; and expected life of seven years.  These SARS had a fair value of approximately $3.76 per share at March 31, 2009.  The Company recorded $65,000 share based payment expense for the three months ended March 31, 2009, related to the granting of SARS. As of March 31, 2009, total unvested compensation expense associated with the outstanding SARS was approximately $102,500 (pre-tax), which will vest over 10 months.

A summary of the status of the Company’s SARS as of and for the three months ended March 31, 2009 is presented below:

	As of and for the three months ended March 31, 2009
	SARS	Weighted average exercise price
Outstanding at beginning of year	130,811	$9.40
Granted	--	--
Forfeited	--	--
Exercised	--	--
Outstanding at period end	130,811	$9.40
SARS exercisable at period end	98,108	$9.40
Weighted average fair value of SARS granted	$3.76
Unvested SARS at period end	32,703
Weighted average fair value of unvested SARS	$122,963

Index

Stock Option Plans

In 2000, the Company established its Employee and Director Stock Option Plan (the “Plan”).  The Plan currently provides for the granting of stock options to purchase in aggregate up to 1,263,197 shares of the Company’s common stock, subject to adjustment for certain dilutive events such as stock distributions.  During the three months ended March 31, 2009, no options were granted.  As a result of the January 1, 2005 combination with Allaire Community Bank, all outstanding options granted under the Plan became fully vested.  The Company does not anticipate granting any additional stock options under the Plan or any of the Allaire Community Bank stock option plans assumed by the Company.

A summary of the status of the Company’s stock options as of and for the three months ended March 31, 2009 is presented below:

	As of and for the three months ended March 31, 2009
	Shares	Weighted average exercise price
Outstanding at beginning of year	1,289,948	$4.71
Granted	--	--
Forfeited	--	--
Exercised	(26,751)	$3.72
Outstanding at period end	1,263,197	$4.73
Options exercisable at period end	1,263,197	$4.73
Weighted average fair value of options granted		n/a

Stock Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123(R), Share-Based Payment.  Prior to January 1, 2006, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principle Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plans using the intrinsic value method, that is, the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS No. 123(R) and SFAS No. 148, Accounting for Stock-Based Compensation.  The Company has adopted the modified prospective transition method provided by SFAS No. 123(R), and, as a result, has not retroactively adjusted results from prior periods.

Index

As a result of the adoption of SFAS No. 123(R), the Company incurred no compensation expense related to the Company’s stock compensation plans for the three months ended March 31, 2009 and 2008, as no stock options were granted during 2009 and 2008 and all stock options were fully vested prior to January 1, 2006.

Note 3.  Loans Receivable, Net and Loans Held-for-Sale

Loans receivable, net and loans held-for-sale at March 31, 2009 and December 31, 2008, consisted of the following (in thousands):

Loan Type	March 31, 2009	December 31, 2008

Real estate loans – commercial	$246,231	$246,617
Home equity and second mortgages	51,130	51,688
Commercial and industrial loans	38,276	37,111
Construction loans	20,583	20,956
1-4 family real estate loans	2,622	2,646
Consumer loans	2,196	1,647
Total loans	$361,038	$360,665

Deferred origination costs, net	383	333
Allowance for loan losses	(7,180)	(4,741)
Loans receivable, net	$354,241	$356,257

Loans held-for-sale	$425	$400

Non-Performing Loans/Impaired Loans

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

When necessary, Central Jersey Bancorp performs individual loan reviews in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, to determine whether any individually reviewed loans are impaired and, if impaired, measures a valuation allowance allocation in accordance with SFAS No. 114.  A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms.  The Company considers loans on non-accrual status or risk rated 8 or higher as impaired and automatically subject to a SFAS No. 114 review.  In addition, any other loan that management considers possibly impaired due to deteriorating conditions or for any other reasons, is, at management’s discretion, subject to a SFAS No. 114 review.

Non-performing/impaired loans totaled $10.5 million at March 31, 2009, as compared to $2.7 million at December 31, 2008.  Of that amount, non-accrual loans totaled $4.6 million at March 31, 2009, as compared to $2.5 million at December 31, 2008.  The increase in non-

Index

performing/impaired loans was due primarily to certain commercial loans which were placed on non-accrual status and/or deemed to be impaired during the three months ended March 31, 2009.  The loans which were deemed to be impaired required a specific reserve in accordance with SFAS No. 114.

If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $58,000 and $3,000, respectively, for the three months ended March 31, 2009 and 2008.  At March 31, 2009, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status.

The Company’s policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income. No interest income was recognized on impaired loans subsequent to classification as impaired in 2009. Total cash collected on impaired loans during the three months ended March 31, 2009 was $39,000, all of which was credited to the principal balance outstanding, as compared to no cash collected on impaired loans for the three months ended March 31, 2008.

The allowance for loan losses (“ALL”), which began the year at $4.7 million, or 1.31% of total loans, increased to $7.2 million at March 31, 2009, or 1.99% of total loans, resulting from credit deterioration of several commercial borrowers due to general economic conditions.  There was $698,000 in loan charge-offs during the three months ended March 31, 2009, as compared to no loan charge-offs for the same period in 2008. There were $2,000 in loan loss recoveries during the three months ended March 31, 2009, as compared to $3,000 for the same period in 2008.

Index

	For the three months ended
(dollars in thousands)	March 31, 2009	December 31, 2008	March 31, 2008

General provision for loan losses	$2,255	$461	$65
Specific provision for loan losses	880	459	--
Total provision for loan losses	$3,135	$920	$65

Net charge-offs	$698	--	--
Net charge-off ratio (annualized)	0.77%	--	--

Average loans outstanding	361,817	353,324	318,157

(dollars in thousands)	At March 31, 2009		At December 31, 2008		At March 31, 2008

Non-performing loans (“NPL”) (includes non-accrual and impaired loans)	$10,526		$2,690		$264
NPL to total loans ratio	2.91%		0.75%		0.08%
Total ALL to total NPL	0.68	x	1.76	x	13.17	x
NPL to tangible common equity + ALL ratio	21.30%		5.66%		0.59%
NPL to Tier I capital + ALL ratio	16.78%		4.45%		0.55%

General allowance for loan losses	$5,825		$4,267		$3,476
Specific allowance for loan losses	1,355		474		--
Total allowance for loan losses	$7,180		$4,741		$3,476

Allowance for loan losses to total loans ratio	1.99%		1.31%		1.08%

Total loans	$361,421		$360,998		$321,281
Tangible common equity	$42,231		$42,751		$41,131
Tier I capital	$55,557		$55,740		$44,286

Note 4.  Deposits

The major types of deposits at March 31, 2009 and December 31, 2008 were as follows (in thousands):

Deposit Type	March 31, 2009	December 31, 2008

Demand deposits, non-interest bearing	$70,578	$75,947
Savings, N.O.W. and money market accounts	197,902	190,475
Certificates of deposit of less than $100	78,810	78,949
Certificates of deposit of $100 or more	83,265	73,444

Total	$430,555	$418,815

Index

Note 5.  Borrowings

Borrowed funds at March 31, 2009 and December 31, 2008 are summarized as follows (in thousands):

	March 31, 2009	December 31, 2008
Borrowings	$56,994	$71,741
Total	$56,994	$71,741

Borrowings were $57.0 million at March 31, 2009, as compared to $71.7 million at December 31, 2008. Borrowings typically include wholesale borrowing arrangements with correspondent banks as well as arrangements with deposit customers of Central Jersey Bank, N.A. to sweep funds into short-term borrowings.  As of March 31, 2009, borrowings included $35.8 million in bank sweep funds, $15.0 million in Federal Home Loan Bank callable advances and $6.2 million in Federal Home Loan Bank fixed rate advances.  These borrowings were used to fund interest-earning assets. Central Jersey Bank, N.A. uses investment securities to pledge as collateral for repurchase agreements.  At March 31, 2009 and December 31, 2008, Central Jersey Bank, N.A. had unused lines of credit with the Federal Home Loan Bank (“FHLB”) of $63.1 million and $33.8 million, respectively.

At March 31, 2009, Central Jersey Bank, N.A. had outstanding Federal Home Loan Bank callable advances as follows (in thousands):

Date	Amount	Rate	Term	Call Feature
1/24/2008	$10,000	2.710%	10 year non-call 2 years	One Time
2/01/2008	5,000	2.903%	7 year non-call 3 years	One Time
	$15,000	2.774%

At March 31, 2009, Central Jersey Bank, N.A. had the following outstanding Federal Home Loan Bank fixed rate advance (in thousands):

Date	Amount	Rate	Term	Maturity
2/01/2008	5,000	2.380%	5 years	2/01/2013
5/28/2008	$1,188	4.940%	13 years	5/28/2021
	$6,188	2.871%

Note 6.  Subordinated Debentures

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

Index

April 7, 2034 and may be called at par by Central Jersey Bancorp any time after April 7, 2009.  These securities were placed in a private transaction exempt from registration under the Securities Act.

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of subordinated debentures from Central Jersey Bancorp.  The subordinated debentures bear a variable interest rate equal to LIBOR plus 285 basis points.  Although the subordinated debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve.  The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp.  At March 31, 2009, $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital.  Central Jersey Bancorp is using the proceeds it received from the subordinated debentures to support the general balance sheet growth of Central Jersey Bancorp and to help ensure that Central Jersey Bank, N.A. maintains the required regulatory capital ratios.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards.  The new quantitative limits became effective after a five-year transition period which ended March 31, 2009.  Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements.  Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital.  At March 31, 2009, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities.  Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital.  However, in the event that the trust preferred issues do not qualify as Tier I Capital, Central Jersey Bancorp and Central Jersey Bank, N.A. would remain well capitalized.

Note 7.  Income Tax (Benefit) Expense

The Company recorded an income tax benefit of ($601,000) on a loss before taxes of ($291,000) for the three months ended March 31, 2009, resulting in an effective income tax benefit rate of (209.62%).  For the three months ended March 31, 2008, the Company recorded an income tax expense of $304,000 on income before taxes of $885,000, resulting in an effective tax rate of 34.35%.  The income tax benefit was due to the utilization of capital tax loss carry-forwards which resulted from the 2007 balance sheet restructuring initiative. As a result of the restructuring, a deferred tax valuation allowance was established against deferred tax assets generated from the capital tax loss carry-forwards.  Since $1.1 million of the $1.8 million in gains from the sale of available-for-sale investment securities, recorded during the three months ended March 31, 2009, were realized in CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A., these gains are considered capital gains and are permitted to be offset against the remaining capital tax loss carry-forwards.  The federal income tax benefit is primarily the result of the reversal of the deferred tax valuation allowance which totaled approximately $369,000.

Note 8.  Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities.  Effective September 30, 2008, the

Index

Company adopted the provisions of SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active. Effective January 1, 2009, the Company adopted the provisions of SFAS No. 157-2, Effective Date of FASB Statement No. 157, for non-financial assets and non-financial liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  The adoption of SFAS No. 157 for financial assets and financial liabilities and non-financial assets and non-financial liabilities did not have a significant impact on the Company’s consolidated financial condition or results of operations.

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

Basis of Fair Value Measurement

Level I	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level II	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability; and

Level III	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

Index

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

The following tables summarize financial assets measured fair value on a recurring basis as of March 31, 2009 and December 31, 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	At March 31, 2009
	Level I	Level II	Level III	Total fair value
Investment securities available-for-sale	$--	$145,972	$--	$145,972
Total assets measured fair value on a recurring basis	$--	$145,972	$--	$145,972

	At December 31, 2008
	Level I	Level II	Level III	Total fair value
Investment securities available-for-sale	$--	$170,683	$--	$170,683
Total assets measured fair value on a recurring basis	$--	$170,683	$--	$170,683

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Index

The following tables summarize financial assets measured at fair value on a nonrecurring basis at March 31, 2009 and December 31, 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	At March 31, 2009
	Level I	Level II	Level III	Total fair value
Impaired loans	$--	$--	$8,255	$8,255
Servicing rights	--	--	130	130
Total assets measured fair value on a nonrecurring basis	$--	$--	$8,385	$8,385

	At December 31, 2008
	Level I	Level II	Level III	Total Fair value
Impaired loans	$--	$--	$1,533	$1,533
Servicing rights	--	--	133	133
Total assets measured fair value on a nonrecurring basis	$--	$--	$1,666	$1,666

Note 9.  Post Retirement Benefits

In September 2006, the EITF of the Financial Accounting Standards Board (“FASB”) discussed public comments received on two issues: (1) EITF Issue No. 06-4, Accounting for Deferred Compensation and Post-Retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and (2) EITF Issue 06-5, Accounting for Purchases of Life Insurance -- Determining the Amount that could be Realized in Accordance with FASB Technical Bulletin 85-4 (Accounting for Purchases of Life Insurance).  On September 7, 2006, the EITF agreed to clarify certain points based on public comments.  The EITF reached a consensus that an employer should recognize a liability for future benefits under SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion No. 12, Omnibus Opinion – 1967, for an endorsement split-dollar life insurance arrangement subject to the EITF Issue No. 06-4.  This liability is to be based on the substantive agreement with the employee.  The consensus is effective for fiscal years beginning after December 15, 2007.  Entities should recognize the effects of applying the consensus on this issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption.  Retrospective application to all prior periods is permitted.

During 2008, Central Jersey Bancorp recognized and recorded a deferred compensation liability of $227,000 for future benefits related to an endorsement split-dollar life insurance arrangement subject to EITF Issue No. 06-4.

Index

Note 10.  Recent Accounting Pronouncements

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

FSP FAS 132(R)-1

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets.  This FSP amends SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements and results of operations.

FSP FAS 157-4

In April 2009, the FASB issued FSP SFAS No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4

Index

provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity choosing to early adopt FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements and results of operations.

FSP FAS 115-2 and FAS 124-2

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  FSP FAS 115-2 and FAS 124-2 clarify the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-

Index

than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity choosing to early adopt FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements and results of operations.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  FSP FAS 107-1 and APB 28-1 amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity choosing to early adopt FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements and results of operations.

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis is intended to provide information about the Company’s financial condition as of March 31, 2009 and results of operations for the three months ended March 31, 2009 and 2008.  The following information should be read in conjunction with the Company’s unaudited consolidated financial statements for the three months ended March 31, 2009 and 2008, including the related notes thereto, contained elsewhere in this document.

Critical Accounting Policies

“Management's Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this quarterly report on Form 10-Q, are based upon the Company's unaudited consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these unaudited consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to Central Jersey Bancorp’s audited consolidated financial statements for the year ended December 31, 2008, included with Central Jersey Bancorp’s annual report on Form 10-K for the year ended December 31, 2008, contains a summary of the Company's significant accounting policies.  Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses and the impairment of investment securities requires management to make difficult and subjective judgments that often require assumptions or estimates about uncertain matters.  Changes in these judgments, assumptions or estimates could materially impact results of operations.  This critical policy and its application are periodically reviewed with Central Jersey Bancorp’s Audit Committee and its Board of Directors.

Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, servicing rights and deferred tax assets.  Central Jersey Bancorp performs an annual analysis to test the aggregate balance of goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  For purposes of the goodwill impairment evaluation, Central Jersey Bancorp is identified as the reporting unit.  The fair value of goodwill is determined using standard valuation methodologies similar to those used to determine the fair value of goodwill in a business combination, including a review of comparable transactions.  If the carrying amount of goodwill pursuant to this analysis were to exceed the implied fair value of goodwill, an impairment loss would be recognized.  No impairment loss was required to be recognized for the year ended December 31, 2008.

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

Index

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

On a quarterly basis, Central Jersey Bank, N.A. evaluates investment securities for other-than-temporary impairment.  For individual investment securities classified as either available-for-sale or held-to-maturity, a determination is made as to whether a decline in fair value below the amortized cost basis is other than temporary.  If the decline in fair value is judged to be other than temporary, the cost basis of the individual investment security shall be written down to fair value and the amount of the write-down shall be recognized in earnings.  Subsequent increases in the fair value of available-for-sale securities shall be included as a separate component of equity; subsequent decreases in fair value, if not an other-than-temporary impairment, also shall be included as a separate component of equity. After evaluation, as of March 31, 2009, Central Jersey Bank, N.A. noted no other-than-temporary impairment.  The overall investment security portfolio is in an unrealized gain position and does not reflect any significant individual investment security losses.

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

A loan is considered impaired when, based on current information and events, it is probable that Central Jersey Bank, N.A. will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows, or, as a practical expedient, at the loan’s observable market price, or the fair value of the underlying collateral, if the loan is collateral dependent.  Conforming residential mortgage loans, home equity and second mortgages and loans to individuals, are excluded from the definition of impaired loans as they are characterized as smaller balance, homogeneous loans and are collectively evaluated.

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

Index

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

The allowance for loan losses is based upon the Interagency Policy Statement on the Allowance for Loan and Lease Losses issued jointly by the federal banking agencies on December 13, 2006 (OCC Bulletin 2006-47) and management’s evaluation of the adequacy of the allowance, including an assessment of:  (a) known and inherent risks in the loan portfolio, (b) the size and composition of the loan portfolio, (c) actual loan loss experience, (d) the level of delinquencies, (e) the individual loans for which full collectibility may not be assured, (f) the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and (g) the current economic and market conditions.  Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  Various regulatory agencies, as an integral part of their examination process, periodically review Central Jersey Bank, N.A.’s allowance for loan losses.  Such agencies may require Central Jersey Bank, N.A. to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of Central Jersey Bank, N.A.’s loans are secured by real estate in the State of New Jersey.  Accordingly, the collectibility of a substantial portion of the carrying value of Central Jersey Bank, N.A.’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic climate.  Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond Central Jersey Bank, N.A.’s control.  Management believes that the allowance for loan losses is adequate as of March 31, 2009.

Income taxes are accounted for under the asset and liability method.  Current income taxes are provided for based upon amounts estimated to be currently payable, for both federal and state income taxes.  Deferred federal and state tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial statement and tax basis of existing assets and liabilities.  Deferred tax assets are recognized for future deductible temporary differences and tax loss carry forwards if their realization is “more-likely-than-not.”  The effect of a change in the tax rate on deferred taxes is recognized in the period of the enactment date. The determination of whether deferred tax assets will be realizable is predicted on estimates of future taxable income.  Such estimates are subject to management’s judgment.  A valuation reserve is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items.

Comprehensive income is segregated into net income and other comprehensive income.  Other

Index

comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available-for-sale. Comprehensive income is presented in the Statements of Changes in Shareholders’ Equity.

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

The Company originates SBA loans and, when favorable market conditions exist, sells up to 90% of the outstanding loan balance to investors, with servicing retained.  Servicing rights fees, which are usually based on a percentage of the outstanding principal balance of the loan, are recorded for servicing functions. The Company accounts for its transfers and servicing of financial assets in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company records servicing rights based on the fair values at the date of sale.

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

On January 7, 2008, Central Jersey Bancorp announced a common stock repurchase program.  As authorized by Central Jersey Bancorp’s Board of Directors, Central Jersey Bancorp could repurchase up to 5.7%, or 525,000 shares, of the 9,183,290 shares of its common stock outstanding at the time the repurchase program was announced.  Repurchases may be made from time to time, in the open market, in unsolicited negotiated transactions or in such other manner deemed appropriate by management, at prices not exceeding prevailing market prices, subject to availability of the shares, over 24 months ending December 31, 2009, or such shorter or longer period of time as Central Jersey Bancorp determined.  The acquired shares are held in treasury to be used for general corporate purposes.  Central Jersey Bancorp’s repurchase activities were transacted in accordance with SEC safe harbor rules and guidance for issuer repurchases.  During the year ended December 31, 2008, Central Jersey Bancorp repurchased 246,448 shares of its common stock at an average price of $7.29 per share.  Central Jersey Bank, N.A. declared and paid $2.045 million in cash dividends to Central Jersey Bancorp in order to effectuate the common stock repurchase program.  Effective December 23, 2008, Central Jersey Bancorp suspended its stock repurchase program due to its participation in the U.S. Department of

Index

Treasury’s Capital Purchase Program, as further described herein.

Overview

Central Jersey Bancorp reported net income and net income available to common shareholders of $310,000 and $125,000, respectively, for the three months ended March 31, 2009, as compared to $581,000 for both for the same period in 2008.  The net income available to common shareholders figure takes into account $141,000 in preferred stock dividends paid to the U.S. Department of Treasury as part of the Capital Purchase Program during the three months ended March 31, 2009.  Basic and diluted earnings per share for the three months ended March 31, 2009 were $0.01, as compared to basic and diluted earnings per share of $0.06 for the same period in 2008.  The decrease in net income is primarily attributable to $3.1 million in provision for loan losses recorded during the three months ended March 31, 2009, resulting from credit deterioration of several commercial borrowers due to general economic conditions.  This charge was partly mitigated by $1.8 million in gains realized from the sale of investment securities during the period.  These gains were generated as a result of favorable market conditions due to the low interest rate environment.  Since $1.1 million of the $1.8 million in gains from the sale of available-for-sale investment securities, recorded during the three months ended March 31, 2009, were realized in CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A., these gains are considered capital gains and are permitted to be offset against the remaining capital tax loss carry-forwards.  The federal tax savings from this transaction totaled approximately $369,000.

Total assets of $576.2 million at March 31, 2009 were comprised primarily of $354.2 million in net loans, $158.0 million in investment securities, $425,000 in residential loans held-for-sale and $14.7 million in cash and cash equivalents, as compared to total assets of $599.4 million at December 31, 2008, which primarily consisted of $356.3 million in net loans, $185.4 million in investment securities, $400,000 in residential loans held-for-sale and $9.8 million in cash and cash equivalents.  Total assets at March 31, 2009 were funded primarily through deposits totaling $430.6 million and other borrowings totaling $57.0 million, as compared to deposits totaling $418.8 million and other borrowings totaling $71.7 million at December 31, 2008.

Non-performing/impaired loans totaled $10.5 million at March 31, 2009, as compared to $2.7 million at December 31, 2008.  The increase in non-performing/impaired loans was due primarily to certain commercial loans which were placed on non-accrual status and/or deemed to be impaired during the three months ended March 31, 2009.  The loans which were deemed to be impaired required a specific reserve in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan.  There was $698,000 in loan charge-offs during the three months ended March 31, 2009, as compared to no loan charge-offs for the same period in 2008.  Loan loss recoveries totaled $2,000 during the three months ended March 31, 2009, as compared to $3,000 for the same period in 2008.

Results of Operations

General

Central Jersey Bancorp’s principal source of revenue is derived from its bank subsidiary’s net interest income, which is the difference between interest income on earning assets and interest expense on deposits and borrowed funds.  Interest-earning assets consist principally of loans, investment securities and federal funds sold, while the sources used to fund such assets consist

Index

primarily of deposits.  Central Jersey Bancorp’s net income is also affected by its bank subsidiary’s provision for loan losses, other-than-temporary impairment of investment securities, other income and other expenses.  Other income consists primarily of service charges and fees.  Other expenses consist primarily of salaries and employee benefits, occupancy costs, data processing fees and other operating related expenses.

For the Three Months Ended March 31, 2009 and 2008

Net Interest Income

Net interest income was $4.7 million for the three months ended March 31, 2009, as compared to $4.2 million for the same period in 2008.  Net interest income for the three months ended March 31, 2009 and 2008 was comprised primarily of $5.0 million and $5.3 million, respectively, in interest and fees on loans, $1.9 million and $1.7 million, respectively, in interest on investment securities and $33,000 and $192,000, respectively, in interest income on federal funds sold and due from banks, less interest expense on deposits of $2.0 million and $2.7 million, respectively, interest expense on borrowed funds of $247,000 and $249,000, respectively, and interest expense on subordinated debentures of $57,000 and $107,000, respectively.  The net interest margin for the three months ended March 31, 2009 was 3.51%, as compared to 3.53% for the same period in 2008.

Interest and dividend income was $7.0 million for the three months ended March 31, 2009, as compared to $7.3 million for the same period in 2008.  This represents a decrease of $300,000, or 4.1%.  The average yield on interest–earning assets decreased to 5.14% for the three months ended March 31, 2009, from 6.10% for the same period in 2008.  The decrease in the average yield on interest-earning assets for the three months ended March 31, 2009 was primarily due to the significant reduction in the general level of short term interest rates and the 500 basis point reduction in the Prime Rate of interest which occurred between September 2007 and December 2008.  Average interest-earning assets, which were 92.7% of average total assets, totaled $589.1 million for the three months ended March 31, 2009, and were comprised of $361.8 million in loans, $178.2 million in investment securities, $641,000 in federal funds sold and $5.2 million in other interest bearing deposits.

Interest expense was $2.3 million for the three months ended March 31, 2009, as compared to $3.1 million for the same period in 2008.  This represents a decrease of $800,000, or 25.8%.  The decrease was due primarily to average cost of deposits and interest bearing liabilities which decreased to an average cost of 2.10% for the three months ended March 31, 2009 from an average cost of 3.21% for the same period in 2008. Average interest-bearing deposits totaled $350.0 million for the three months ended March 31, 2009, as compared to $333.5 million for the same period in 2008, an increase of $16.5 million, or 4.9%, and were comprised of $129.2 million in interest-bearing checking and money market deposits, $62.6 million in savings deposits and $158.2 million in time deposits.  Interest expense associated with borrowings and subordinated debentures totaled $247,000 and $57,000, respectively, for the three months ended March 31, 2009, as compared to $249,000 and $107,000, respectively, for the same period in 2008.  Borrowings for the three months ended March 31, 2009 averaged $79.6 million, as compared to $39.8 million for the same period in 2008.  The increase was due to growth in the bank subsidiary’s sweep account product for business customers and in Federal Home Loan Bank advances.  The Federal Home Loan Bank advances were used to fund interest-earning assets during the period.

Index

Provision for Loan Losses

For the three months ended March 31, 2009, the provision for loan losses was $3.1 million, as compared to $65,000 for the same period in 2008.  The recorded provision for loan losses was mostly related to the risk rating downgrade of certain loans, an $880,000 increase in the specific reserve of certain impaired loans and loan charge-offs totaling $698,000.  The significant increase in the provision for loan losses is due to the credit deterioration of certain commercial loans as a result of general economic conditions.  There was $698,000 in loan charge-offs during the three months ended March 31, 2009, as compared to no loan charge-offs for the same period in 2008.   Loan loss recoveries totaled $2,000 during the three months ended March 31, 2009, as compared to $3,000 for the same period in 2008.

Non-Interest Income

Non-interest income, which consists of gains on the sale of investment securities available-for-sale, service charges on deposit accounts, income from bank owned life insurance and gains on the sale of loans held-for-sale, was $2.2 million for the three months ended March 31, 2009, as compared to $613,000 for the same period in 2008.  Gains on the sale of investment securities available-for-sale totaled $1.8 million for the three months ended March 31, 2009, as compared to no gains for the same period in 2008. These gains were generated as a result of favorable market conditions due to the low interest rate environment.  Gains on the sale of loans held-for-sale were $12,000 for the three months ended March 31, 2009, as compared to $201,000 for the three months ended March 31, 2008.  The decrease in gains on the sale of loans held-for-sale was due to fees realized from the sale and servicing of SBA loans for the three months ended March 31, 2008.  There were no servicing rights fees recorded in conjunction with SBA loans sold for the three months ended March 31, 2009, as compared to $79,000 for the same period in 2008.  The secondary market for SBA loans has been soft since the latter part of 2008 and, as a result, newly originated SBA loans are being held in Central Jersey Bank, N.A.’s loan portfolio.

Non-Interest Expense

Non-interest expense was $4.0 million for the three months ended March 31, 2009, as compared to $3.8 million for the same period in 2008.  Non-interest expense generally includes costs associated with employee salaries and benefits, occupancy expenses, data processing fees, core deposit intangible amortization, and other operating expenses.

On February 27, 2009 the Board of Directors of the Federal Deposit Insurance Corporation voted to amend the restoration plan for the Deposit Insurance Fund. The Board also took action to ensure the continued strength of the insurance fund by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and setting rates beginning the second quarter of 2009.  The assessment is to be collected on September 30, 2009.  Comments on the interim rule on special assessments were due back on April 1, 2009 after which a final rule would then be issued.  As the rule is not final, it has not been “enacted.”  Further, as the assessment will be based on June 30, 2009 deposits, it is presently not measurable.  The special assessment payment is to be made September 30, 2009, however, as the rule stands, the full amount will be accrued in the second quarter of 2009, when it is anticipated to be enacted and the June 30 deposits will be measurable.

Index

The table below presents non-interest expense, by major category, for the three months ended March 31, 2009 and 2008 (in thousands):

	Three months ended March 31,
Non-Interest Expense	2009	2008
Salaries and employee benefits	$1,937	$1,966
Net occupancy expenses	525	447
Data processing fees	233	224
Outside service fees	203	206
Premises and equipment depreciation	183	158
Legal fees	151	45
Audit and tax fees	128	75
Core deposit intangible amortization	104	121
Printing, stationery and supplies	62	50
Advertising and marketing expenses	60	68
Other operating expenses	459	463
Total	$4,045	$3,823

Income Tax (Benefit) Expense

The Company recorded an income tax benefit of ($601,000) on a loss before taxes of ($291,000) for the three months ended March 31, 2009, resulting in an effective income tax benefit rate of (209.62%).  For the three months ended March 31, 2008, the Company recorded an income tax expense of $304,000 on income before taxes of $885,000, resulting in an effective tax rate of 34.35%.  The income tax benefit was due to the utilization of capital tax loss carry-forwards which resulted from the 2007 balance sheet restructuring initiative. As a result of the restructuring, a deferred tax valuation allowance was established against deferred tax assets generated from the capital tax loss carry-forwards.  Since $1.1 million of the $1.8 million in gains from the sale of available-for-sale investment securities, recorded during the three months ended March 31, 2009, were realized in CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A., these gains are considered capital gains and are permitted to be offset against the remaining capital tax loss carry-forwards.  The federal income tax benefit is primarily the result of the reversal of the deferred tax valuation allowance which totaled approximately $369,000

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on hand, due from banks and federal funds sold.  At March 31, 2009, cash and cash equivalents were $14.7 million, an increase of $4.9 million, or 50%, from the December 31, 2008 total of $9.8 million.  This increase was due primarily to the sale of investment securities during the three months ended March 31, 2009 and the timing of cash flows related to the Company’s business activities.

Investment Portfolio

Investment securities totaled $158.0 million at March 31, 2009, a decrease of $27.4 million, or 14.8%, from the December 31, 2008 total of $185.4 million.  The decrease was primarily due to the

Index

principal paydowns of mortgage-backed securities of $9.1 million, sales of mortgage-backed securities totaling $71.4 million, net premium amortization of $137,000 and $33.9 million of matured and called government-sponsored agency securities.  Purchases during the three months ended March 31, 2009 consisted of $43.2 million of mortgage-backed securities, $34.4 million of municipal bond and note obligations and $10.9 million in government-sponsored agency securities.  Additional investment securities purchases totaling $19.7 million were transacted at the end of 2008 and paid in January 2009.  In addition, at March 31, 2009, the net change of the unrealized gain on available-for-sale securities decreased by $1.4 million from December 31, 2008.

Loan Portfolio

Loans, net of the allowance for loan losses, closed the three months ended March 31, 2009 at $354.2 million, a decrease of $2.1 million, or 0.6%, from the $356.3 million balance at December 31, 2008.  Gross loans totaled $361.4 million at March 31, 2009, an increase of $423,000, or 0.1%, over the $361.0 million balance at December 31, 2008.  The decrease in net loans was due primarily to the allowance for loan losses that was recorded for the three months ended March 31, 2009.

Loan portfolio composition remained consistent at March 31, 2009 and December 31, 2008, with commercial loans comprising 84.5% of total loans outstanding at such dates.

Loans held-for-sale at March 31, 2009, totaled $425,000 as compared to $400,000 at December 31, 2008.  The increase in loans held-for-sale is due primarily to the timing of residential mortgage loan closings.

Allowance for Loan Losses and Related Provision

The allowance for loan losses, which began the year at $4.7 million, or 1.31% of total loans, increased to $7.2 million at March 31, 2009, or 1.99% of total loans. There was $698,000 in loan charge-offs during the three months ended March 31, 2009, as compared to no loan charge-offs for the same period in 2008. There was $2,000 in loan loss recoveries during the three months ended March 31, 2009, as compared to $3,000 for the same period in 2008.

For the three months ended March 31, 2009, the provision for loan losses was $3.1 million, as compared to $65,000 for the same period in 2008.  The recorded provision for loan losses was mostly related to the risk rating downgrade of certain loans, an $880,000 increase in the specific reserve of certain impaired loans and loan charge-offs totaling $698,000.  The significant increase in the provision for loan losses is due to the credit deterioration of certain commercial loans as a result of general economic conditions.

Non-Performing Loans/Impaired Loans

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

Index

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

Non-performing/impaired loans totaled $10.5 million at March 31, 2009, as compared to $2.7 million at December 31, 2008.  Of that amount, non-accrual loans totaled $4.6 million at March 31, 2009, as compared to $2.5 million at December 31, 2008.  The increase in non-performing/impaired loans was due primarily to certain commercial loans which were placed on non-accrual status and/or deemed to be impaired during the three months ended March 31, 2009.  The loans which were deemed to be impaired required a specific reserve in accordance with SFAS No. 114.

If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $58,000 and $3,000, respectively, for the three months ended March 31, 2009 and 2008.  At March 31, 2009, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status.

The Company’s policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income. No interest income was recognized on impaired loans subsequent to classification as impaired in 2009. Total cash collected on impaired loans during the three months ended March 31, 2009 was $39,000, all of which was credited to the principal balances outstanding, as compared to no cash collected on impaired loans for the three months ended March 31, 2008.

Potential Problem Loans

In addition to non-performing/impaired loans, Central Jersey Bancorp maintains a “watch list” of loans which are subject to heightened scrutiny and more frequent review by management.  Loans may be placed on the “watch list” because of documentation deficiencies, or because management has identified “structural weakness” which potentially could cause such loans to become non-performing in future periods.

As of March 31, 2009, loans on the watch list totaled $35.0 million, as compared to $24.2 million at December 31, 2008. This increase was representative of the change in the risk profile of the loan portfolio.  Loans which were risk rated “special mention” decreased by $4.9 million, to $16.4 million, at March 31, 2009, from $21.3 million at December 31, 2008.  Loans which were risk rated “substandard” increased by $15.4 million, to $17.5 million, at March 31, 2009, from $2.1 million at December 31, 2008.  Loans which were risk rated “doubtful” increased by $371,000, to $1.1 million at March 31, 2009, from $729,000 at December 31, 2008.  There were no loans which were risk rated “loss” at March 31, 2009, as compared to $94,000 at December 31, 2008. A majority of the risk rating downgrades occurred in the commercial mortgage loan portfolio.

Index

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

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The contract or notional amount of financial instruments which represent credit risk at March 31, 2009 and December 31, 2008 is as follows (in thousands):

	March 31, 2009	December 31, 2008
Standby letters of credit	$2,146	$2,206
Outstanding loan and credit line commitments	$68,957	$65,079

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party.  The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers.  All of Central Jersey Bank, N.A.’s outstanding standby letters of credit are performance standby letters within the scope of the FASB Interpretation No. 45.  These are irrevocable undertakings by Central Jersey Bank, N.A., as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation.  Most of Central Jersey Bank, N.A.’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The maximum potential future payments Central Jersey Bank, N.A. could be required to make equals the face amount of the letters of credit.  Central Jersey Bank, N.A.’s liability for performance standby letters of credit was immaterial at March 31, 2009 and December 31, 2008.

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

Deposits

One of Central Jersey Bancorp’s primary strategies is the accumulation and retention of core deposits.  Core deposits are defined as all deposits with the exception of certificates of deposits in excess of $100,000.  Deposits, at March 31, 2009, totaled $430.6 million, an increase of $11.8

Index

million, or 2.80%, over the December 31, 2008 total of $418.8 million.  The increase in deposit balances was reflective of deposit growth that occurred in Central Jersey Bank, N.A.’s Ocean Township branch, which opened in mid-2008.  Core deposits as a percentage of total deposits was 80.7% at March 31, 2009 and 82.5% at December 31, 2008.

Borrowings

Borrowings were $57.0 million at March 31, 2009, as compared to $71.7 million at December 31, 2008, representing a decrease of $14.7 million, or 20.5%.  Borrowings typically include wholesale borrowing arrangements as well as arrangements with deposit customers of Central Jersey Bank, N.A. to sweep funds into short-term borrowings.  As of March 31, 2009, borrowings included $35.8 million bank sweep funds, $15.0 million in FHLB callable advances and $6.2 million in FHLB fixed rate advances.  The decrease was due to growth in the banks deposits and the sale of investment securities available-for-sale.  The FHLB advances were used to fund interest-earnings assets during the period.

Liquidity and Capital Resources

Liquidity defines the ability of Central Jersey Bank, N.A. to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis.  An important component of a bank’s asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements.  The liquidity needs of Central Jersey Bank, N.A. have been primarily met by cash on hand, loan and investment amortizations and borrowings.  Central Jersey Bank, N.A. invests funds not needed for operations (excess liquidity) primarily in daily federal funds sold.  During the three months ended March 31, 2009, Central Jersey Bank, N.A. continued to maintain a large secondary source of liquidity known as investment securities available-for-sale.  The fair value of that portfolio was $146.0 million at March 31, 2009 and $170.7 million at December 31, 2008.

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

Supplemental sources of liquidity include large certificates of deposit, wholesale and retail repurchase agreements, and lines of credit with correspondent banks.  Correspondent banks, which are typically referred to as “banker’s banks,” offer essential services such as cash letter processing, investment services, loan participation support, wire transfer operations and other traditional banking services.  Brokered deposits, which are deposits obtained, directly or indirectly, from or through the mediation or assistance of a deposit broker, may be utilized as supplemental sources of liquidity in accordance with Central Jersey Bank, N.A.’s balance sheet management policy.  Contingent liquidity sources may include off-balance sheet funds, such as advances from both the FHLB and the Federal Reserve Bank, and federal funds purchase lines

Index

with “upstream” correspondents.  An additional source of liquidity is made available by curtailing loan activity and instead using the available cash to fund short-term investments such as overnight federal funds sold or other approved investments maturing in less than one year.  In addition, future expansion of Central Jersey Bank, N.A.’s retail banking network is expected to create additional sources of liquidity from new deposit customer relationships.  Available liquidity and borrowing capacity is reviewed by management on a monthly basis.  As of March 31, 2009, the Company’s liquidity surplus was $120.9 million.

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

Quantitative measures established by regulation to ensure capital adequacy require Central Jersey Bank, N.A. to maintain minimum amounts and ratios (set forth in the following table) of Total Capital and Tier 1 Capital to risk weighted assets and of Tier 1 Capital to average assets (leverage ratio).  As of March 31, 2009, Central Jersey Bancorp and Central Jersey Bank, N.A. met all capital adequacy requirements to which they were subject.

The following is a summary of Central Jersey Bank, N.A.’s and Central Jersey Bancorp’s actual capital ratios as of March 31, 2009 and December 31, 2008, compared to the minimum capital adequacy requirements and the requirements for classification as a “well-capitalized” institution:

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Asset Ratio		Total Capital to Risk Weighted Asset Ratio
Actual Ratios	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008

Central Jersey Bancorp	9.94%	10.20%	13.24%	13.91%	14.50%	15.09%
Central Jersey Bank, N.A.	10.07%	10.33%	13.41%	14.05%	14.66%	15.24%

Required Regulatory Ratios
“Adequately capitalized” institution (under federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

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

On December 23, 2008, Central Jersey Bancorp, as part of the Capital Purchase Program, sold 11,300 Series A Preferred Shares and the Warrant to purchase up to 268,621 of Central Jersey Bancorp’s common stock at an exercise price of $6.31 per share.  Central Jersey Bancorp is utilizing the $11.3 million in gross investment proceeds for general corporate purposes and to enhance lending operations.  Both the Series A Preferred Shares and the Warrant qualify as components of Central Jersey Bancorp’s regulatory Tier 1 Capital.  The additional Tier 1 Capital further fortifies Central Jersey Bancorp’s already strong capital position and provides strategic flexibility.

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

Central Jersey Bancorp is subject to certain requirements regarding executive compensation and corporate governance during the period in which any obligation arising from financial assistance provided under the Capital Purchase Program remains outstanding.  These requirements are set forth in the EESA and the Regulations promulgated thereunder by the U.S. Department of Treasury , and include the following: (1) Central Jersey Bancorp’s Compensation Committee is required to review incentive compensation arrangements with senior risk officers at least annually to ensure that no such arrangement encourages senior executive officers to take unnecessary and excessive risks that threaten the value of Central Jersey Bancorp, and the Compensation Committee must provide certifications to that effect to the OCC; (2) Central Jersey Bancorp is required to recover any bonus or incentive compensation paid to a senior executive officer that is based on statements of earnings that are subsequently proven to be materially inaccurate; and (3) Central Jersey Bancorp is prohibited from making any “golden parachute payments” as defined in the EESA and the Regulations.

On February 17, 2009, President Obama signed the ARRA into law, which amended the executive compensation and corporate governance provisions of the EESA.  The amendments elaborate on the requirements and obligations under the EESA and provide that Capital Purchase Program participants: (1) may not provide incentives for senior executive officers to take unnecessary and excessive risks that threaten the value of the financial institution; (2) must recover any bonus or incentive compensation paid to senior executive officers based on statements of earning that are subsequently proven to be materially inaccurate; (3) may not make any “golden parachute payments” to senior executive officers; (4) may not pay any bonus, retention award or incentive

Index

compensation to certain of the most highly compensated employees, except pursuant to employment contracts executed on or before February 11, 2009 and except for long-term restricted stock that meets certain requirements; (5) may not adopt any compensation plan that would encourage manipulation of reported earnings to enhance the compensation paid to any employee; (6) must establish a compensation committee of independent directors to review employee compensation plans; and (7) must provide certain certifications regarding executive compensation and compliance with the requirements of the EESA.  The U.S. Department of Treasury has not yet promulgated new regulations in light of the amendments.  Therefore, the effect of these amendments on Central Jersey Bancorp is uncertain pending the promulgation of new regulations.  However, the ARRA also provides that, subject to consultation with the appropriate federal banking agency, the Secretary of the U.S. Department of Treasury will permit a participant in the Capital Purchase Program to repay any assistance previously provided under the Capital Purchase Program.  The participant will not have to replace the assistance with Tier I Capital, as originally provided in the Capital Purchase Program.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, who concluded that the Company's disclosure controls and procedures are effective.  The Company's Internal Auditors also participated in this evaluation.  There has been no change in the Company's internal controls during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Index

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

See Index of Exhibits commencing on page E-1.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central Jersey Bancorp
Registrant

Date: May 11, 2009	/s/ James S. Vaccaro
James S. Vaccaro
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2009	/s/ Anthony Giordano, III
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

2.2
Agreement and Plan of Acquisition, dated as of June 30, 2004, by and between the Registrant and Allaire Community Bank (“Allaire”):  Upon the request of the Securities and Exchange Commission (the “SEC”), the Registrant agrees to furnish a copy of Exhibit A – Voting Agreement of Allaire Stockholders and Voting Agreement of the Registrant’s Shareholders; Exhibit B – Allaire Affiliate Agreement, Exhibit C – Opinion of Giordano, Halleran & Ciesla, P.C., as counsel to the Registrant, and Exhibit D – Opinion of Frieri Conroy & Lombardo, LLC, as counsel to Allaire, and the following Schedules:  Schedule 1.10(a) – Composition of the Registrant’s Board of Directors; Schedule 1.10(b) – Composition of Allaire and Monmouth Community Bank Boards of Directors; Schedule 1.10(c) - Executive Officers of the Registrant, Allaire and Monmouth Community Bank; Schedule 3.02(a) – Stock Options (Allaire); Schedule 3.02(b) – Subsidiaries (Allaire); Schedule 3.08 – Absence of Changes or Events (Allaire); Schedule 3.09 – Loan Portfolio (Allaire); Schedule 3.10 – Legal Proceedings (Allaire); Schedule 3.11 – Tax Information (Allaire); Schedule 3.12(a) – Employee Benefit Plans (Allaire); Schedule 3.12(b) – Defined Benefit Plans (Allaire); Schedule 3.12(h) – Payments or Obligations (Allaire); Schedule 3.12(m) – Grantor or “Rabbi” Trusts (Allaire); Schedule 3.12(n) – Retirement Benefits (Allaire); Schedule 3.13(c) – Buildings and Structures (Allaire); Schedule 3.14(a) – Real Estate (Allaire); Schedule 3.14(b) – Leases (Allaire); Schedule 3.16(a) – Material Contracts (Allaire); Schedule 3.16(c) – Certain Other Contracts (Allaire); Schedule 3.16(d) – Effect on Contracts and Consents (Allaire); Schedule 3.18 – Registration Obligations (Allaire); Schedule 3.20 – Insurance (Allaire); Schedule 3.21(b) – Benefit or Compensation Plans (Allaire); Schedule 3.21(d) – Labor Relations (Allaire); Schedule 3.22 – Compliance with Applicable Laws (Allaire); Schedule 3.23 – Transactions with Management (Allaire); Schedule 3.25 – Deposits (Allaire); Schedule 4.02(a) – Stock Options (Registrant); Schedule 4.02(b) – Subsidiaries (Registrant); Schedule 4.08 – Absence of Changes or Events (Registrant); Schedule 4.09 – Loan Portfolio (Registrant); Schedule 4.10 – Legal Proceedings (Registrant); Schedule 4.11 – Tax Information (Registrant); Schedule 4.12(a) – Employee Benefit Plans (Registrant); Schedule 4.12(b) – Defined Benefit Plans (Registrant); Schedule 4.12(g) – Payments or Obligations (Registrant); Schedule 4.12(l) – Grantor or “Rabbi” Trusts (Registrant); Schedule 4.12(m) – Retirement Benefits (Registrant); Schedule 4.13(c) – Buildings and Structures; (Registrant) Schedule 4.14(a) and 4.14(b) –

Index

Real Estate and Leases (Registrant); Schedule 4.16(a) – Material Contracts (Registrant); Schedule 4.16(c) – Certain Other Contracts (Registrant); Schedule 4.16(d) – Effect on Contracts and Consents (Registrant); Schedule 4.18 – Registration Obligations (Registrant); Schedule 4.20 – Insurance (Registrant); Schedule 4.21(b) – Benefit or Compensation Plans (Registrant); Schedule 4.21(d) – Labor Relations (Registrant); Schedule 4.22 – Compliance with Applicable Laws (Registrant); Schedule 4.23 – Transactions with Management (Registrant); Schedule 4.25 – Deposits (Registrant); Schedule 6.18(a) – Notice of Deadlines (Allaire); and Schedule 6.18(b) – Notice of Deadlines (Registrant) (Incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004).

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

4.2
Warrant to Purchase Common Stock, dated December 23, 2008 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, dated December 23, 2008 and filed with the SEC on December 31, 2008).

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

Index

with the SEC on March 30, 2004).

10.4
Guarantee Agreement by Registrant and Wilmington Trust Company, dated March 25, 2004 (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC on March 30, 2004).

10.5
Amended and Restated Change of Control Agreement, dated December 23, 2008, by and between James S. Vaccaro and the Registrant (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, dated December 23, 2008 and filed with the SEC on December 31, 2008).

10.6
Amended and Restated Change of Control Agreement, dated December 23, 2008, by and between Robert S. Vuono and the Registrant (Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, dated December 23, 2008 and filed with the SEC on December 31, 2008).

10.7
Amended and Restated Change of Control Agreement, dated December 23, 2008, by and between Anthony Giordano, III and the Registrant (Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, dated December 23, 2008 and filed with the SEC on December 31, 2008).

10.8
Senior Executive Officer Agreement, dated December 19, 2008, by and between James S. Vaccaro and the Registrant (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, dated December 23, 2008 and filed with the SEC on December 31, 2008).

10.9
Senior Executive Officer Agreement, dated December 19, 2008, by and between Robert S. Vuono and the Registrant (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, dated December 23, 2008 and filed with the SEC on December 31, 2008).

10.10
Senior Executive Officer Agreement, dated December 19, 2008, by and between Anthony Giordano, III and the Registrant (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, dated December 23, 2008 and filed with the SEC on December 31, 2008).

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

Index

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.