Form 10-Q
period 2009-06-30
CENTRAL JERSEY BANCORP
filed 2009-08-10
CIK 1172353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009.

  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______.

Commission file number 0-49925

Central Jersey Bancorp
(Exact name of registrant as specified in its charter)

New Jersey	22-3757709
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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
Yes  ☐    No    ☒.

As of July 31, 2009, there were 9,143,103 shares of the registrant’s common stock, par value $.01 per share, outstanding.

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

ii

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)
(dollars in thousands, except share amounts)
	June 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$13,532	$9,306
Federal funds sold	23	461
Cash and cash equivalents	13,555	9,767

Investment securities available-for-sale, at fair value	186,701	170,683
Investment securities held-to-maturity (fair value of $10,760 and $15,124, respectively, at June 30, 2009 and December 31, 2008)	10,467	14,679
Federal Reserve Bank stock	2,409	1,960
Federal Home Loan Bank stock	3,617	2,940
Loans held-for-sale	1,312	400

Loans	375,080	360,998
Less: Allowance for loan losses	7,605	4,741
Loans, net	367,475	356,257

Accrued interest receivable	2,349	2,251
Premises and equipment	6,096	6,303
Bank owned life insurance	3,750	3,685
Goodwill	--	26,957
Core deposit intangible	1,237	1,444
Other assets	4,344	2,059
Total assets	$603,312	$599,385

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$74,980	$75,947
Interest bearing	369,746	342,868
	444,726	418,815
Borrowings	95,805	71,741
Subordinated debentures	5,155	5,155
Accrued expenses and other liabilities	1,938	1,546
Investment securities purchased not settled	--	19,676
Total liabilities	547,624	516,933

Shareholders’ equity:
Common stock, par value $0.01 per share. Authorized 100,000,000 shares,
9,108,068 and 9,000,531 shares outstanding and
9,354,516 and 9,246,979 shares issued, respectively, at June 30, 2009 and
December 31, 2008	91	90
Preferred stock, liquidation value $1,000 per share. Authorized 10,000,000 shares and issued and outstanding 11,300 shares at June 30, 2009 and
December 31, 2008	11,300	11,300
Additional paid-in capital	64,952	64,502
Accumulated other comprehensive income, net of tax expense	1,075	1,925
Treasury stock – at cost, 246,448 shares at June 30, 2009 and December 31, 2008	(1,806)	(1,806)
Retained (deficit)/earnings	(19,924)	6,441
Total shareholders’ equity	55,688	82,452
Total liabilities and shareholders’ equity	$603,312	$599,385

See accompanying notes to unaudited consolidated financial statements.

Index

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$5,008	$5,087	$10,039	$10,425
Interest on securities available for sale	1,270	1,704	2,997	3,273
Interest on securities held to maturity	151	153	369	306
Interest on federal funds sold and due from banks	104	79	137	271
Total interest income	6,533	7,023	13,542	14,275

Interest expense:
Interest expense on deposits	1,910	2,167	3,892	4,903
Interest expense on other borrowings	247	311	494	560
Interest expense on subordinated debentures	50	66	107	173
Total interest expense	2,207	2,544	4,493	5,636

Net interest income	4,326	4,479	9,049	8,639

Provision for loan losses	316	81	3,452	146
Net interest income after provision for loan losses	4,010	4,398	5,597	8,493

Other income:
Service charges on deposit accounts	385	381	720	267
Gain on the sale of investment securities available-for-sale	279	63	2,068	763
Gain on loans held-for-sale	194	66	206	--
Income on bank owned life insurance	36	29	66	59
Total other income	894	539	3,060	1,152

Operating expenses:
Goodwill impairment	26,957	--	26,957	--
Salaries and employee benefits	1,873	1,900	3,811	3,866
Net occupancy expenses	467	512	1,050	1,009
FDIC deposit insurance premiums	360	67	431	139
Data processing fees	232	220	465	436
Outside service fees	177	212	380	426
Premises and equipment depreciation	122	121	246	220
Audit and accounting services	75	115	203	160
Core deposit intangible amortization	103	85	206	241
Other operating expenses	584	644	1,245	1,203
Total other expenses	30,950	3,876	34,994	7,700

(Loss) income before provision for income taxes	(26,046)	1,061	(26,337)	1,945

Income tax expense (benefit)	258	350	(343)	653

Net (loss) income	$(26,304)	$711	$(25,994)	$1,292

Dividend on preferred stock and accretion	186	--	371	--

Net (loss) income available to common shareholders	$(26,490)	$711	$(26,365)	$1,292

Basic (loss) earnings per common share	$(2.92)	$0.08	$(2.91)	$0.14
Diluted (loss) earnings per common share	$(2.92)	$0.07	$(2.91)	$0.14

See accompanying notes to unaudited consolidated financial statements.

Index

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
 (dollars in thousands, except share amounts)

				Accumulated
			Additional	other		Retained
	Common	Preferred	paid-in	comprehensive	Treasury	earnings/
	stock	stock	capital	income	stock	(deficit)	Total
Balance at December 31, 2007	$91	$--	$60,787	$848	$--	$7,160	$68,886
Comprehensive loss:
Net income	--	--	--	--	--	1,292	1,292
Unrealized loss on securities available-for-sale, net of tax of $840	--	--	--	(1,392)	--	--	(1,392)
Total comprehensive loss							$(100)
Exercise of stock options – 29,699 shares, including tax benefit $41	--	--	171	--	--	--	171
Purchase of 102,653 shares outstanding stock; placed in treasury	--	--	--	--	(762)	--	(762)
5% stock dividend	--	--	3,390	--	--	(3,390)	--
Cash paid for fractional shares	--	--	(4)	--	--	--	(4)
Cumulative effect adjustment adoption of EITF 06-4	--	--	--	--	--	(228)	(228)
Balance at June 30, 2008	$91	$--	$64,344	$(544)	$(762)	$4,834	$67,963
Balance at December 31, 2008	$90	$11,300	$64,502	$1,925	$(1,806)	$6,441	$82,452
Comprehensive loss:
Net loss	--	--	--	--	--	(25,994)	(25,994)
Unrealized loss on securities available-for-sale, net of tax of ($536)	--	--	--	(850)	--	--	(850)
Total comprehensive loss							$(26,844)
Exercise of stock options – 107,537 shares, including tax benefit $23	1	--	362	--	--	--	363
Discount – preferred stock	--	--	88	--	--	(88)	--
Cash dividends accrued on preferred stock	--	--	--	--	--	(283)	(283)
Balance at June 30, 2009	$91	$11,300	$64,952	$1,075	$(1,806)	$(19,924)	$55,688

See accompanying notes to unaudited consolidated financial statements.

Index

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	Six months ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(25,994)	$1,292
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Goodwill impairment charge	26,957	--
Earnings on cash surrender value of life insurance	(65)	(59)
Deferred tax (benefit) expense	(235)	109
Provision for loan losses	3,452	146
Depreciation and amortization	365	326
Net premium amortization (discount accretion) on held-to-maturity securities	5	(8)
Net premium amortization (discount accretion) on available-for-sale securities	326	(6)
Core deposit intangible amortization	207	241
Gain on sale of securities available-for-sale	(2,068)	(63)
Gain on the sale of loans held-for-sale	(206)	(267)
Originations of loans held-for-sale	(10,925)	(2,795)
Proceeds from the sale of loans held-for-sale	10,070	3,464
(Increase) decrease in accrued interest receivable	(98)	286
Increase in other assets	(3,095)	(1,386)
Decrease (increase) in accrued expenses and other liabilities	332	(481)
Net cash (used in) provided by operating activities	(972)	799

Cash flows from investing activities:
Maturities, sales of and paydowns on investment securities held-to-maturity	4,207	7,067
Maturities, sales of and paydowns on investment securities available-for-sale	131,548	28,445
Purchase of investment securities available-for-sale	(166,431)	(42,249)
Purchase of investment securities held-to-maturity	--	(2,985)
Due from broker	--	(8,472)
Net increase in loans	(14,521)	(14,223)
Purchases of premises and equipment, net	(158)	(1,391)
Net cash used in investment activities	(45,355)	(33,808)

Cash flows from financing activities:
Proceeds from stock options exercised	363	171
Net (decrease) increase in non-interest bearing deposits	(967)	7,750
Net increase (decrease) in interest bearing deposits	26,878	(4,877)
Net increase in other borrowings	11,705	7,292
Net increase in Federal Home Loan Bank advances	12,324	21,240
Repayment of Federal Home Loan Bank advances	35	--
Cash dividend on preferred stock	(223)	--
Purchase of outstanding stock; placed in treasury	--	(762)
Cash paid for fractional shares	--	(4)
Net cash provided by financing activities	50,115	30,810

(Decrease) increase in cash and cash equivalents	3,788	(2,199)

Cash and cash equivalents at beginning of period	9,767	14,877
Cash and cash equivalents at end of period	$13,555	$12,678

Cash paid during the period for:
Interest	$4,485	$5,636
Income taxes	$1,082	$1,162

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations that may be expected for all of 2009.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2009, for items that should potentially be recognized or disclosed in the accompanying unaudited consolidated financial statements.  The evaluation was conducted through August 10, 2009, the date the accompanying unaudited consolidated financials statements were issued.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  On January 1, 2009, the Company adopted the provisions of SFAS No. 157-2, Effective Date of FASB Statement No. 157.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements (see Note 9 – Fair Value Measurements).

On January 1, 2008, the Company changed its accounting policy and recognized a cumulative-effect adjustment to retained earnings totaling $227,000.  This adjustment, related to accounting for certain endorsement split-dollar insurance arrangements, was made in accordance with Emerging Issues Task Force (“EITF”) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (see Note 10 - Post Retirement Benefits).

Index

Note 2.  (Loss) Earnings Per Common Share

The following tables reconcile shares outstanding for basic and diluted (loss) earnings per share for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30, 2009
(amounts in thousands, except for per share data)	Income (numerator)	Average shares (denominator)	Per share amount

Basic loss per common share
Net loss available to common shareholders	$(26,490)	9,087	$(2.92)
Effect of dilutive securities:
Stock options and warrants	--	--	--
Diluted loss per common share
Net loss available to common shareholders, plus
assumed exercise of options and warrants	$(26,490)	9,087	$(2.92)

	Six months ended June 30, 2009
(amounts in thousands, except for per share data)	Income (numerator)	Average shares (denominator)	Per share amount

Basic loss per common share
Net loss available to common shareholders	$(26,365)	9,053	$(2.91)
Effect of dilutive securities:
Stock options and warrants	--	--	--
Diluted loss per common share
Net loss available to common shareholders, plus
assumed exercise of options and warrants	$(26,365)	9,053	$(2.91)

For the three and six months ended June 30, 2009,  the effect of dilutive securities related to the Company's employee and director stock option plans totaled 249,356 and 270,026, respectively, which, when added to the average basic shares  outstanding  totaling  9,087,287 and 9,053,082, respectively, would have resulted in average diluted shares outstanding totaling  9,336,643 and 9,323,108, respectively. However, in accordance with SFAS No. 128, Earnings per Share, due to the Company reporting a net loss for the three and six months ended June 30, 2009, including potential common shares in the denominator of a diluted per-share computation would result in an antidilutive per-share amount.

Index

	Three months ended June 30, 2008
(amounts in thousands, except for per share data)	Income (numerator)	Average shares (denominator)	Per share amount

Basic earnings per common share
Net income available to common shareholders	$711	9,117	$0.08
Effect of dilutive securities:
Stock options	--	433	--
Diluted earnings per common share
Net income available to common shareholders, plus
assumed exercise of options	$711	9,550	$0.07

	Six months ended June 30, 2008
(amounts in thousands, except for per share data)	Income (numerator)	Average shares (denominator)	Per share amount

Basic earnings per common share
Net income available to common shareholders	$1,292	9,141	$0.14
Effect of dilutive securities:
Stock options	--	414	--
Diluted earnings per common share
Net income available to common shareholders, plus
assumed exercise of options	$1,292	9,555	$0.14

For the three months ended June 30, 2009, dilutive securities relating to the Company’s employee and director stock option plans totaled 249,356, which, when added to the average basic shares outstanding of 9,087,287, resulted in average diluted shares outstanding of 9,336,643. For the six months ended June 30, 2009, dilutive securities relating to the Company’s employee and director stock option plans totaled 270,026, which, when added to the average basic shares outstanding of 9,053,082, resulted in average diluted shares outstanding of 9,323,108.  For the three months ended June 30, 2008, dilutive securities relating to the Company’s employee and director stock option plans totaled 433,063, which, when added to the average basic shares outstanding of 9,116,813, resulted in average diluted shares outstanding of 9,549,876.  For the six months ended June 30, 2008, dilutive securities relating to the Company’s employee and director stock option plans totaled 413,685, which, when added to the average basic shares outstanding of 9,141,078, resulted in average diluted shares outstanding of 9,554,763.

Capital Purchase Program

On October 14, 2008, the U.S. government announced a series of initiatives to strengthen market stability, improve the strength of financial institutions and enhance market liquidity.  In connection therewith, the U.S. Department of the Treasury announced the Capital Purchase Program, pursuant to which qualified U.S. financial institutions could voluntarily build capital to

Index

increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.

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

Central Jersey Bancorp is subject to certain requirements regarding executive compensation and corporate governance during the period in which any obligation arising from financial assistance provided under the Capital Purchase Program remains outstanding.  These requirements are set forth in the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the regulations promulgated thereunder by the U.S. Department of the Treasury (the “Regulations”), and include the following: (1) Central Jersey Bancorp’s Compensation Committee is required to review incentive compensation arrangements with senior risk officers at least annually to ensure that no such arrangement encourages senior executive officers to take unnecessary and excessive risks that threaten the value of Central Jersey Bancorp, and the Compensation Committee must provide certifications to that effect to the OCC; (2) Central Jersey Bancorp is required to recover any bonus or incentive compensation paid to a senior executive officer that is based on statements of earnings that are subsequently proven to be materially inaccurate; and (3) Central Jersey Bancorp is prohibited from making any “golden parachute payments” as defined in the EESA and the Regulations.

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

Index

(6) must establish a compensation committee of independent directors to review employee compensation plans; and (7) must provide certain certifications regarding executive compensation and compliance with the requirements of the EESA.  ARRA also provides that, subject to consultation with the appropriate federal banking agency, the Secretary of the U.S. Department of the Treasury will permit a participant in the Capital Purchase Program to repay any assistance previously provided under the Capital Purchase Program.  The participant will not have to replace the assistance with Tier I Capital, as originally provided in the Capital Purchase Program.

Stock Appreciation Rights

On January 31, 2006, the Company granted under its 2005 Equity Incentive Plan, 173,644 Stock Appreciation Rights (“SARS”) (98,398 were granted to employees and 75,246 were granted to directors), each with an exercise price of $9.40.  These SARS can only be settled in cash.  The SARS vest over a four year period and expire February 1, 2016.  The fair value of SARS granted was estimated on June 30, 2009 using the Black-Scholes option pricing model with the following weighted-average assumptions used: stock price $5.50; dividend yield of 0%; expected volatility of 74.39%; risk free interest rate of 2.56%; and expected life of seven years.  These SARS had a fair value of approximately $3.38 per share at June 30, 2009.  The Company recorded $29,000 share based payment expense for the six months ended June 30, 2009, related to the granting of SARS. As of June 30, 2009, total unvested compensation expense associated with the outstanding SARS was approximately $57,000 (pre-tax), which will vest over 10 months.

A summary of the status of the Company’s SARS as of and for the six months ended June 30, 2009 is presented below:

	As of and for the six months ended June 30, 2009
	SARS	Weighted average exercise price
Outstanding at beginning of year	130,811	$9.40
Granted	--	--
Forfeited	(15,048)	$9.40
Exercised	--	--
Outstanding at period end	115,763	$9.40
SARS exercisable at period end	86,822	$9.40
Weighted average fair value of SARS granted	$3.38
Unvested SARS at period end	28,941
Weighted average fair value of unvested SARS	$97,821

Index

Stock Option Plans

In 2000, the Company established its Employee and Director Stock Option Plan (the “Plan”).  The Plan currently provides for the granting of stock options to purchase in aggregate up to 1,263,197 shares of the Company’s common stock, subject to adjustment for certain dilutive events such as stock distributions.  During the three months ended June 30, 2009, no options were granted.  As a result of the January 1, 2005 combination with Allaire Community Bank, all outstanding options granted under the Plan became fully vested.  The Company does not anticipate granting any additional stock options under the Plan or any of the Allaire Community Bank stock option plans assumed by the Company.

A summary of the status of the Company’s stock options as of and for the six months ended June 30, 2009 is presented below:

	As of and for the six months ended June 30, 2009
	Shares	Weighted average exercise price
Outstanding at beginning of year	1,289,948	$4.71
Granted	--	--
Forfeited	--	--
Exercised	(107,537)	$3.16
Outstanding at period end	1,182,411	$5.14
Options exercisable at period end	1,182,411	$5.14
Weighted average fair value of options granted		n/a

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

Index

As a result of the adoption of SFAS No. 123(R), the Company incurred no compensation expense related to the Company’s stock compensation plans for the three months ended June 30, 2009 and 2008, as no stock options were granted during 2009 and 2008 and all stock options were fully vested prior to January 1, 2006.

Note 3.  Loans Receivable, Net and Loans Held-for-Sale

Loans receivable, net and loans held-for-sale at June 30, 2009 and December 31, 2008, consisted of the following (in thousands):

	June 30,	December 31,
Loan Type	2009	2008

Real estate loans – commercial	$252,652	$246,617
Home equity and second mortgages	57,828	51,688
Commercial and industrial loans	42,488	37,111
Construction loans	17,546	20,956
1-4 family real estate loans	2,374	2,646
Consumer loans	1,748	1,647
Total loans	$374,636	$360,665
Deferred origination costs, net	444	333
Allowance for loan losses	(7,605)	(4,741)
Loans receivable, net	$367,475	$356,257

Loans held-for-sale	$1,312	$400

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

When necessary, Central Jersey Bancorp performs individual loan reviews in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, to determine whether any individually reviewed loans are impaired and, if impaired, measures a valuation allowance allocation in accordance with SFAS No. 114.  A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms.  The Company considers loans on non-accrual status or risk rated “8” or higher as impaired and automatically subject to a SFAS No. 114 review.  In addition, any other loan that management considers possibly impaired due to deteriorating conditions or for any other reasons, is, at management’s discretion, subject to a SFAS No. 114 review.

Non-performing/impaired loans totaled $11.5 million at June 30, 2009, as compared to $2.7 million at December 31, 2008.  Of that amount, non-accrual loans totaled $8.5 million at June 30, 2009, as compared to $2.5 million at December 31, 2008.  The increase in non-performing/impaired loans was due primarily to certain commercial loans which were placed on non-accrual status and/or deemed to be impaired during the six months ended June 30, 2009.  The

Index

loans which were deemed to be impaired required a specific reserve in accordance with SFAS No.114.  Specific allowance for loan loss totaled $1.6 million at June 30, 2009, as compared to $474,000 at December 31, 2008.

If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $194,000 and $252,000, respectively, for the three and six months ended June 30, 2009, as compared to $49,000 and $52,000, respectively, for the three and six months ended June 30, 2008.  At June 30, 2009, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status.

The Company’s policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income. No interest income was recognized on impaired loans subsequent to classification as impaired in 2009. Total cash collected on impaired loans during the three and six months ended June 30, 2009 was $45,000 and $84,000, respectively, all of which was credited to the principal balance outstanding, as compared to no cash collected on impaired loans for the three and six months ended June 30, 2008.

The allowance for loan losses (“ALL”), which began the year at $4.7 million, or 1.31% of total loans, increased to $7.6 million at June 30, 2009, or 2.03% of total loans, resulting from credit deterioration of several commercial borrowers due to general economic conditions.  There was $17,000 and $715,000, respectively, in loan charge-offs during the three and six months ended June 30, 2009, as compared to no loan charge-offs for the same periods in 2008. There were $119,000 and $121,000, respectively, in loan loss recoveries during the three and six months ended June 30, 2009, as compared to $3,000 and $6,000, respectively, for the same periods in 2008.

Index

	For the three months ended
(dollars in thousands)	June 30, 2009		December 31, 2008		June 30, 2008

General provision for loan losses	$84		$461		$81
Specific provision for loan losses	232		459		--
Total provision for loan losses	$316		$920		$81

Net charge-offs	$17		--		--
Net charge-off ratio (annualized)	0.01%		--		--

Average loans outstanding	$354,999		$353,324		$324,078

	At		At		At
(dollars in thousands)	June 30, 2009		December 31, 2008		June 30, 2008

Non-performing loans (“NPL”) (includes non-accrual and impaired loans)	$11,523		$2,690		$2,102
NPL to total loans ratio	3.07%		0.75%		0.63%
Total ALL to total NPL	0.66	x	1.76	x	1.69	x
NPL to tangible common equity + ALL ratio	22.74%		5.66%		4.90%
NPL to Tier I capital + ALL ratio	21.61%		4.45%		4.38%

General allowance for loan losses	$6,017		$4,267		$3,560
Specific allowance for loan losses	1,588		474		--
Total allowance for loan losses	$7,605		$4,741		$3,560

Allowance for loan losses to total loans ratio	2.03%		1.31%		1.08%

Total loans	$375,080		$360,998		$329,658
Tangible common equity	$43,063		$42,751		$39,321
Tier I capital	$45,727		$55,740		$44,325

Index

Note 4.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities held-to-maturity and securities available-for-sale at June 30, 2009 and December 31, 2008 are as follows (in thousands):

	June 30, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Investment securities held-to-maturity:
Obligations of U.S. Government
sponsored agencies	$1,912	$67	$--	$1,979

Mortgage-backed securities of U.S. Government
sponsored agencies	8,555	226	--	8,782
Total	$10,467	$293	$--	$10,761
Investment securities available-for-sale:
Obligations of U.S. Government
sponsored agencies	$10,906	$7	$--	$10,913
Municipal obligations	83,624	79	221	83,482
Mortgage-backed securities of U.S. Government
sponsored agencies	84,303	1,965	129	86,139
Other debt securities	6,167	--	- -	6,167
Total	$185,000	$2,052	$350	$186,701

	December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Investment securities held-to-maturity:
Obligations of U.S. Government
sponsored agencies	$4,335	$168	$--	$4,503

Mortgage-backed securities of U.S. Government
sponsored agencies	10,344	277	--	10,621
Total	$14,679	$445	$--	$15,124
Investment securities available-for-sale:
Obligations of U.S. Government
sponsored agencies	$32,000	$33	$--	$32,033

Mortgage-backed securities of U.S. Government
sponsored agencies	130,868	3,059	5	133,922
Other debt securities	4,728	--	- -	4,728
Total	$167,596	$3,092	$5	$170,683

Index

The amortized cost and fair value of investment securities held-to-maturity and investment securities available-for-sale at June 30, 2009 by contractual maturity are shown below (in thousands).  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	cost	value
Investment securities held-to-maturity: Due in one year or less	$--	$--
Due after one year through fifth year	1,928	1,988
Due after fifth year through tenth year	4,203	4,338
Due after tenth year	4,336	4,435
Total	$10,467	$10,761
Investment securities available-for-sale: Due in one year or less	$73,564	$73,600
Due after one year through fifth year	21,233	21,257
Due after fifth year through tenth year	23,466	24,009
Due after tenth year	66,737	67,835
Total	$185,000	$186,701

Management evaluates the debt securities of the U. S. Government, Government Sponsored Agencies, municipalities and other issuers which are held by the Company, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. All of the debt securities held by the Company are highly rated as investment grade and management believes that the Company will not incur any losses as a result of these debt securities. The unrealized losses on the Company’s investments in debt securities are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers within the Company’s investment portfolio. The Company has the intent to hold the securities and will not be required to sell the securities before recovery occurs.

Gross unrealized losses on both investment securities held-to-maturity and investment securities available-for-sale and their fair values, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008, were as follows (in thousands):

	June 30, 2009
Investment securities	Less than 12 months		12 months or more		Total
	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
Mortgage-backed securities	$3	$1,346	$126	$11,537	$129	$12,883
Municipal obligations	$19	$10,508	$202	$9,399	$221	$19,979
Total	$22	$11,854	$328	$20,936	$350	$32,862

Index

	December 31, 2008
Investment securities	Less than 12 months		12 months or more		Total
	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
Mortgage-backed securities	$5	$1,934	$--	$--	$5	$1,934
Total	$5	$1,934	$--	$--	$5	$1,934

Municipal obligations – The unrealized losses in municipal obligations were caused by general interest rate increases.  Since the decrease in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the intent to hold the securities and will not be required to sell the securities before recovery occurs, these securities are not considered other-than-temporarily impaired.

Mortgage-backed securities – The unrealized losses on mortgage-backed securities were caused by general interest rate increases.  At June 30, 2009, there were 11 securities in the less than 12 months category and 18 securities in the 12 or more months category.  Fannie Mae and Freddie Mac guarantee the contractual cash flows of these investment securities.  Since the decrease in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the intent to hold the securities and will not be required to sell the securities before recovery occurs, these investment securities are not considered other-than-temporarily impaired.

Note 5.  Deposits

The major types of deposits at June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30,	December 31,
Deposit Type	2009	2008

Demand deposits, non-interest bearing	$74,980	$75,947
Savings, N.O.W. and money market accounts	206,142	190,475
Certificates of deposit of less than $100	76,147	78,949
Certificates of deposit of $100 or more	87,457	73,444

Total	$444,726	$418,815

Note 6.  Borrowings

Borrowed funds at June 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

	June 30,	December 31,
	2009	2008
Borrowings	$95,805	$71,741
Total	$95,805	$71,741

Index

Borrowings were $95.8 million at June 30, 2009, as compared to $71.7 million at December 31, 2008. Borrowings typically include wholesale borrowing arrangements with correspondent banks as well as arrangements with deposit customers of Central Jersey Bank, N.A. to sweep funds into short-term borrowings.  As of June 30, 2009, borrowings included $34.7 million in bank sweep funds, $21.2 million in Federal Home Loan Bank callable advances and $39.9 million in Federal Home Loan Bank fixed rate advances.  These borrowings were used to fund interest-earning assets. Central Jersey Bank, N.A. uses investment securities to pledge as collateral for repurchase agreements.  At June 30, 2009 and December 31, 2008, Central Jersey Bank, N.A. had unused lines of credit with the Federal Home Loan Bank (“FHLB”) of $36.9 million and $33.8 million, respectively.

At June 30, 2009, Central Jersey Bank, N.A. had outstanding Federal Home Loan Bank callable advances as follows (in thousands):

Date	Amount	Rate	Term	Call Feature
1/24/2008	$10,000	2.710%	10 year non-call 2 years	One Time
2/01/2008	5,000	2.903%	7 year non-call 3 years	One Time
	$15,000	2.774%

At June 30, 2009, Central Jersey Bank, N.A. had the following outstanding Federal Home Loan Bank fixed rate advance (in thousands):

Date	Amount	Rate	Term	Maturity
2/01/2008	$5,000	2.380%	5 years	2/01/2013
5/28/2008	$1,164	4.940%	13 years	5/28/2021
	$6,164	2.871%

Note 7.  Subordinated Debentures

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

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of subordinated debentures from Central Jersey Bancorp.  The subordinated debentures bear a variable interest rate equal to LIBOR plus 285 basis points.  Although the subordinated debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25%

Index

limitation under risk-based capital guidelines of the Federal Reserve.  The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp.  At June 30, 2009, $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital.  Central Jersey Bancorp is using the proceeds it received from the subordinated debentures to support the general balance sheet growth of Central Jersey Bancorp and to help ensure that Central Jersey Bank, N.A. maintains the required regulatory capital ratios.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards.  The new quantitative limits became effective after a five-year transition period which ended June 30, 2009.  Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements.  Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital.  At June 30, 2009, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities.  Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital.  However, in the event that the trust preferred issues do not qualify as Tier I Capital, Central Jersey Bancorp and Central Jersey Bank, N.A. would remain “well capitalized.”

Note 8.  Income Tax Expense (Benefit)

The Company recorded an income tax expense of $258,000 on a loss before taxes of $26.5 million for the three months ended June 30, 2009. Excluding the impact of the goodwill impairment charge, which is non tax-deductible, the Company’s effective tax rate was 28.32% for the three months ended June 30, 2009.  For the three months ended June 30, 2008, the Company recorded an income tax expense of $350,000 on income before taxes of $1.1 million, resulting in an effective tax rate of 32.99%.  The reduction in the Company’s effective tax rate was primarily the result of a larger proportion of the Company’s income being derived from tax-exempt sources.

The Company recorded an income tax benefit of $343,000 on a loss before taxes of $26.3 million for the six months ended June 30, 2009.  Excluding the impact of the goodwill impairment charge, which is non tax-deductible, the Company’s effective tax benefit rate was (55.32%) for the six months ended June 30, 2009.  For the six months ended June 30, 2008, the Company recorded an income tax expense of $653,000 on income before taxes of $1.9 million, resulting in an effective tax rate of 33.57%.  The income tax benefit was due to the utilization of capital tax loss carry-forwards which resulted from the 2007 balance sheet restructuring initiative. As a result of the restructuring, a deferred tax valuation allowance was established against deferred tax assets generated from the capital tax loss carry-forwards.  Since $772,000 of the $1.3 million in gains from the sale of available-for-sale investment securities, recorded during the six months ended June 30, 2009, were realized in CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A., these gains are considered capital gains and are permitted to be offset against the remaining capital tax loss carry-forwards.  The federal income tax benefit is primarily the result of the reversal of the deferred tax valuation allowance which totaled approximately $369,000.

Note 9.  Fair Value Measurements

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

Investment securities available-for-sale – Investment securities classified as available-for-sale are reported at fair value utilizing Level II inputs.  For these investment securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Department of the Treasury yield curve, live trading levels, trade execution data,

Index

market consensus prepayment speeds, credit information and the investment security’s terms and conditions, among other things.

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

Goodwill - Goodwill is evaluated for impairment at least annually utilizing the “market approach” as prescribed by SFAS No. 142, Goodwill and Other Intangible Assets.  Asset impairment is recorded when required. Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions.  In accordance with SFAS No. 142, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis and on an interim basis when indicators of impairment exist.

Goodwill decreased to a zero balance due to an impairment charge recorded during the three months ended June 30, 2009, as compared to a $27.0 million balance at December 31, 2008.  The $27.0 million in goodwill was recorded as an intangible asset on January 1, 2005 in conjunction with the combination of Monmouth Community Bancorp (the predecessor to Central Jersey Bancorp) and Allaire Community Bank.

The following tables summarize financial assets measured fair value on a recurring basis as of June 30, 2009 and December 31, 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	At June 30, 2009
	Level I	Level II	Level III	Total fair value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored agencies	$--	$10,913	$--	$10,913
Municipal obligations	--	89,649	--	89,649
Mortgage-backed securities of U.S. Government sponsored agencies	--	81,630	--	81,630
Other securities	--	4,509	--	4,509
Total assets measured fair value on a recurring basis	$--	$186,701	$--	$186,701

Index

	At December 31, 2008
	Level I	Level II	Level III	Total fair value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored agencies	$--	$32,033	$--	$32,033
Municipal obligations	--	4,728	--	4,728
Mortgage-backed securities of U.S. Government sponsored agencies	--	129,411	--	129,411
Other securities	--	4,511	--	4,511
Total assets measured fair value on a recurring basis	$--	$170,683	$--	$170,683

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables summarize financial assets measured at fair value on a nonrecurring basis at June 30, 2009 and December 31, 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	At June 30, 2009
	Level I	Level II	Level III	Total fair value
Impaired loans	$--	$--	$9,935	$9,935
Servicing rights	--	--	197	197
Goodwill	--	--	--	--
Total assets measured fair value on a nonrecurring basis	$--	$--	$10,132	$10,132

	At December 31, 2008
	Level I	Level II	Level III	Total Fair value
Impaired loans	$--	$--	$1,533	$1,533
Servicing rights	--	--	133	133
Total assets measured fair value on a nonrecurring basis	$--	$--	$1,666	$1,666

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of

Index

other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008:

Cash and Cash Equivalents (Carried at Cost)
The carrying amounts reported in the Consolidated Statements of Financial Condition for cash and short-term instruments approximate those assets’ fair values.

Securities
The fair value of securities available-for-sale (carried at fair value) and held-to-maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or nontransferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

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

Impaired Loans (Generally Carried at Fair Value)
Impaired loans are those that are accounted for under Financial Accounting Standards Board (“FASB”) Statement No. 114, Accounting by Creditors for Impairment of a Loan, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These impaired loans are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of these impaired loans consists of the loan balances of $9.9 million, net of a valuation allowance of $1.6 million.

Servicing Rights (Carried at Lower of Cost or Fair Value)
The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation incorporates assumptions that

Index

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

Borrowings (Carried at Cost)
Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a fair value that is deemed to represent the transfer price if the liability were assumed by a third party.

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

Limitations
Fair value estimates were made at June 30, 2009 and December 31, 2008, based upon pertinent market data and relevant information on each financial instrument. These estimates do not include any premium or discount that could result from an offer to sell the Company’s entire holdings of a particular financial instrument or category thereof at one time. Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments with respect to future loss experience, current economic conditions, risk assessments of various financial instruments involving a myriad of individual borrowers, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and other matters of significant judgment that must be applied, these fair value estimations cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates. Since these fair value approximations were made solely for the Consolidated Statements of Financial Condition financial instruments at June 30, 2009 and

Index

December 31, 2008, no attempt was made to estimate the value of anticipated future business or the value of non-financial statement assets or liabilities. Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30, 2009		December, 31 2008
	Book value	Fair value	Book value	Fair value
Financial Assets:
Cash and cash equivalents	$13,555	$13,555	$9,767	$9,767
Investment securities available-for-sale	186,782	186,782	170,683	170,683
Investment securities held-to-maturity	10,467	10,760	14,679	15,124
Loans, net	367,475	380,862	356,257	364,684
Loans held-for-sale	1,312	1,312	400	400
Impaired loans, net	9,935	9,935	1,533	1,533
Servicing rights	197	197	133	133
Restricted stock	6,107	6,107	4,982	4,982
Accrued interest receivable	2,349	2,349	2,251	2,251
Financial Liabilities:
Deposits	444,726	432,864	418,815	408,391
Borrowings	95,805	96,770	71,741	72,679
Accrued interest payable	225	225	217	217
Subordinated debentures	5,155	5,157	5,155	5,167
Off-balance sheet financial instruments	$--	$--	$--	$--

Note 10.  Post Retirement Benefits

In September 2006, the EITF of the FASB discussed public comments received on two issues: (1) EITF Issue No. 06-4, Accounting for Deferred Compensation and Post-Retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and (2) EITF Issue 06-5, Accounting for Purchases of Life Insurance -- Determining the Amount that could be Realized in

Index

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

During 2008, Central Jersey Bancorp recognized and recorded a deferred compensation liability of $230,000 for future benefits related to an endorsement split-dollar life insurance arrangement subject to EITF Issue No. 06-4.

Note 11.  Goodwill

Goodwill decreased to a zero balance due to an impairment charge recorded during the three months ended June 30, 2009, compared to a $27.0 million balance at December 31, 2008.  The $27.0 million in goodwill was recorded as an intangible asset on January 1, 2005 in conjunction with the combination of Monmouth Community Bancorp (the predecessor to Central Jersey Bancorp) and Allaire Community Bank.  The goodwill impairment charge is a non-cash adjustment to Central Jersey Bancorp’s financial statements which has no affect on cash flows, liquidity, or tangible capital.  As goodwill is excluded from regulatory capital, the impairment charge had no impact on the regulatory capital ratios of Central Jersey Bancorp or Central Jersey Bank, N.A., both of which remain “well-capitalized” under regulatory requirements.

The goodwill impairment charge was recorded in accordance with SFAS No. 142, which requires an interim goodwill impairment analysis under certain events, including “a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.”  On May 26, 2009, Central Jersey Bancorp and OceanFirst Financial Corp. (“OceanFirst”), the parent company of OceanFirst Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Central Jersey Bancorp will merge with and into OceanFirst.  As a result of this proposed merger announcement, Central Jersey Bancorp was required to perform an interim goodwill impairment analysis.

As previously reported in Central Jersey Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company performed an annual goodwill impairment test at December 31, 2008. The results of the analyses, at that time, indicated that goodwill was not impaired.  As a result of the continued decline in the Company’s common stock price, lower merger valuations in the financial services industry and the announced merger of Central Jersey Bancorp with OceanFirst, the Company initiated a goodwill impairment test as of June 30, 2009. The step one analysis at June 30, 2009, indicated potential impairment due in large part to the decline in the Company’s common stock price and lower merger valuations in the financial services industry. Upon completion of the second step test, it was determined that the carrying amount of the goodwill exceeded its implied fair value, therefore causing the recorded impairment charge. The methodology used in determining the amount of the impairment was to compare the appraised fair value of the Company, from the intangible impairment analysis, relative to the net asset value after adjusting for the market values of assets and liabilities. Since December 31, 2008, the trading price of the Company’s common stock and the appraised acquisition value has declined. At June 30, 2009, the Company’s actual market value was below the Company’s equity carrying value.

Note 12.  Recent Accounting Pronouncements

FASB Statement No. 168
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.   SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial condition and results of operations.

Index

FASB Statement No. 167

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial condition and results of operations.

FASB Statement No. 166

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.  This Statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial condition and results of operations.

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

Index

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

FSP FAS 132(R)-1

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets.  This FSP amends SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial condition and results of operations.

FSP FAS 157-4

In April 2009, the FASB issued FSP SFAS No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

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

Index

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

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

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

Index

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

Note 13.  Commitments and Contingencies

From time to time, the Company is a party to routine legal proceedings within the normal course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

In addition, on June 8, 2009 and July 15, 2009, purported class action complaints were filed against the Company, each director of the Company (except that Robert S. Vuono was not named in the second class action complaint), and OceanFirst in the Superior Court of New Jersey in Ocean County.  The actions were brought by two separate alleged shareholders of the Company, each on behalf of himself and all others similarly situated.  The complaints allege, among other things, that the directors of the Company are in breach of their fiduciary duties to shareholders in connection with the Company’s entry into the Merger Agreement with OceanFirst.  The complaints also allege that the Company and OceanFirst knowingly assisted the Company’s directors’ alleged breaches of fiduciary duty in connection with the proposed merger.

The complaints seek, among other things, damages and injunctive relief to enjoin the Company, the directors of the Company, and OceanFirst from consummating the transactions contemplated in the Merger Agreement, along with attorneys’ fees and costs.  The Company believes that the allegations in the complaints are without merit and intend to vigorously defend against the claims and causes of action asserted in these legal matters.

Note 14.  Proposed Merger

On May 26, 2009, the Company and OceanFirst, the parent company of OceanFirst Bank, entered into the Merger Agreement pursuant to which the Company will merge with and into OceanFirst.  Concurrent with the merger, it is expected that Central Jersey Bank, N.A. will merge with and into OceanFirst Bank.  Under the terms of the Merger Agreement, each outstanding share of the Company’s common stock will be converted into the right to receive 0.50 shares of OceanFirst common stock.

James S. Vaccaro, the current Chairman, President and Chief Executive Officer of the Company, will be appointed as an Executive Vice President and a member of the senior executive management team of OceanFirst Bank.  In addition, at the closing of the merger, OceanFirst will expand the size of its board by two members and will appoint James G. Aaron, Esq. and Mark G. Solow, two non-officer members of the Company’s board of directors, to OceanFirst’s board.

The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of the Company and OceanFirst, and is intended to qualify as a tax free reorganization for federal income tax purposes, with shares of the Company exchanged for OceanFirst shares on a tax free basis.  Certain of the executive officers and directors of the Company and OceanFirst have agreed to vote their shares in favor of the approval of the Merger Agreement at the shareholders meetings to be held by each company to vote on the proposed transaction. If the merger is not consummated under certain circumstances, the Company has agreed to pay OceanFirst a termination fee of $2,400,000.  The merger is currently expected to be completed in the fourth quarter of 2009.

For more information regarding the proposed merger of the Company with and into OceanFirst, please see the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2009 and the Merger Agreement attached thereto as Exhibit 2.1 and Amendment No. 1 to OceanFirst’s Registration Statement on Form S-4 (SEC File No. 333-160873) filed with the SEC on August 6, 2009.

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis is intended to provide information about the Company’s financial condition as of June 30, 2009 and results of operations for the three and six months ended June 30, 2009 and 2008.  The following information should be read in conjunction with the Company’s unaudited consolidated financial statements for the three and six months ended June 30, 2009 and 2008, including the related notes thereto, contained elsewhere in this document.

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

Investment securities held-to-maturity are comprised of debt securities that Central Jersey Bank, N.A.  The Company has the intent to hold the securities and will not be required to sell the securities before recovery occurs. Such securities are stated at cost, adjusted for amortization of premiums and accretion of discounts over the estimated remaining lives of the investment

Index

securities utilizing the level-yield method. Investment securities to be held for indefinite periods of time and not intended to be held-to-maturity, including all equity securities, are classified as available-for-sale.  Investment securities available-for-sale include investment securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes.  Investment securities available-for-sale are carried at estimated fair value.  Unrealized holding gains and losses on such investment securities available-for-sale are excluded from earnings and reported as a separate component of shareholders’ equity.  Gains and losses on sales of investment securities are based on the specific identification method and are accounted for on a trade date basis.

On a quarterly basis, Central Jersey Bank, N.A. evaluates investment securities for other-than-temporary impairment.  For individual investment securities classified as either available-for-sale or held-to-maturity, a determination is made as to whether a decline in fair value below the amortized cost basis is other than temporary.  If the decline in fair value is judged to be other than temporary, the cost basis of the individual investment security shall be written down to fair value and the amount of the write-down shall be recognized in earnings.  Subsequent increases in the fair value of available-for-sale securities shall be included as a separate component of equity; subsequent decreases in fair value, if not an other-than-temporary impairment, also shall be included as a separate component of equity. After evaluation, as of June 30, 2009, Central Jersey Bank, N.A. noted no other-than-temporary impairment.  The overall investment security portfolio is in an unrealized gain position and does not reflect any significant individual investment security losses.

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

Index

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

The allowance for loan losses is based upon the Interagency Policy Statement on the Allowance for Loan and Lease Losses issued jointly by the federal banking agencies on December 13, 2006 (OCC Bulletin 2006-47) and management’s evaluation of the adequacy of the allowance, including an assessment of:  (a) known and inherent risks in the loan portfolio, (b) the size and composition of the loan portfolio, (c) actual loan loss experience, (d) the level of delinquencies, (e) the individual loans for which full collectibility may not be assured, (f) the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and (g) the current economic and market conditions.  Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  Various regulatory agencies, as an integral part of their examination process, periodically review Central Jersey Bank, N.A.’s allowance for loan losses.  Such agencies may require Central Jersey Bank, N.A. to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of Central Jersey Bank, N.A.’s loans are secured by real estate in the State of New Jersey.  Accordingly, the collectibility of a substantial portion of the carrying value of Central Jersey Bank, N.A.’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic climate.  Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond Central Jersey Bank, N.A.’s control.  Management believes that the allowance for loan losses is adequate as of June 30, 2009.

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

Index

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

Long-lived assets including goodwill and certain identifiable intangibles are periodically evaluated for impairment in value.  Long-lived assets and deferred costs are typically measured whenever events or circumstances indicate that the carrying amount may not be recoverable.  Certain identifiable intangibles and goodwill are evaluated for impairment at least annually utilizing the “market approach” as prescribed by SFAS No. 142, Goodwill and Other Intangible Assets.  Asset impairment is recorded when required. Intangible assets consist of goodwill, core deposit premiums and servicing rights.  Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions.  In accordance with SFAS No. 142, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis and on an interim basis when indicators of impairment exist.

On January 7, 2008, Central Jersey Bancorp announced a common stock repurchase program.  As authorized by Central Jersey Bancorp’s Board of Directors, Central Jersey Bancorp could repurchase up to 5.7%, or 525,000 shares, of the 9,183,290 shares of its common stock outstanding at the time the repurchase program was announced.  Repurchases could be made from time to time, in the open market, in unsolicited negotiated transactions or in such other manner deemed appropriate by management, at prices not exceeding prevailing market prices, subject to availability of the shares, over 24 months ending December 31, 2009, or such shorter or longer period of time as Central Jersey Bancorp determined.  The acquired shares are held in treasury to be used for general corporate purposes.  Central Jersey Bancorp’s repurchase activities were transacted in accordance with SEC safe harbor rules and guidance for issuer repurchases.  During the year ended December 31, 2008, Central Jersey Bancorp repurchased 246,448 shares of its common stock at an average price of $7.29 per share.  Central Jersey Bank,

Index

N.A. declared and paid $2.045 million in cash dividends to Central Jersey Bancorp in order to effectuate the common stock repurchase program.  Effective December 23, 2008, Central Jersey Bancorp suspended its stock repurchase program due to its participation in the U.S. Department of the Treasury’s Capital Purchase Program, as further described herein.

Overview

Central Jersey Bancorp reported a net loss and a net loss available to common shareholders of $26.3 million and $26.5 million, respectively, for the three months ended June 30, 2009, as compared to $711,000 for both net income and net income available to common shareholders for the same period in 2008.  The net income available to common shareholders figure takes into account $186,000 in preferred stock discount amortization and preferred stock dividends accrued and paid to the U.S. Department of the Treasury as part of the Capital Purchase Program during the three months ended June 30, 2009.  During the three months ended June 30, 2009, Central Jersey Bancorp recognized a $27.0 million non-cash goodwill impairment charge.  Excluding the goodwill impairment charge, Central Jersey Bancorp reported net income and net income available to common shareholders of $653,000 and $467,000, respectively, for the three months ended June 30, 2009, as compared to $711,000 for both for the same period in 2008.  The decrease in net income is primarily attributable to a one-time Federal Deposit Insurance Corporation (the “FDIC”) deposit insurance assessment of $257,000 and a $316,000 provision for loan losses charge recorded during the three months ended June 30, 2009.  These expenses were partly offset by $279,000 in gains realized from the sale of investment securities during the period. Basic and diluted loss per share for the three months ended June 30, 2009 were ($2.92), as compared to basic and diluted earnings per share of $0.08 and $0.07, respectively, for the same period in 2008.

The $27.0 million in goodwill was recorded as an intangible asset on January 1, 2005 in conjunction with the combination of, the then, Monmouth Community Bancorp (the predecessor to Central Jersey Bancorp) and Allaire Community Bank.  The goodwill impairment charge is a non-cash adjustment to Central Jersey Bancorp’s financial statements which has no affect on cash flows, liquidity, or tangible capital.  As goodwill is excluded from regulatory capital, the impairment charge had no impact on regulatory capital ratios of Central Jersey Bancorp or Central Jersey Bank, N.A., both of which remain “well-capitalized” under regulatory requirements.  The goodwill impairment charge was recorded in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires an interim goodwill impairment analysis under certain events.

For the six months ended June 30, 2009, Central Jersey Bancorp reported a net loss and a net loss available to common shareholders of $26.0 million and $26.4 million, respectively, as compared to $1.3 million for both net income and net income available to common shareholders for the same period in 2008.  The net income available to common shareholders figure considers $371,000 in preferred stock discount amortization and preferred stock dividends accrued and paid to the U.S. Department of the Treasury as part of the Capital Purchase Program during the six months ended June 30, 2009.  During the six months ended June 30, 2009, Central Jersey Bancorp recognized the previously-mentioned $27.0 million goodwill impairment charge. Excluding the non-cash goodwill impairment charge, Central Jersey Bancorp reported net income and net income available to common shareholders of $963,000 and $592,000, respectively, for the six months ended June 30, 2009, as compared to $1.3 million for both for the same period in 2008.  Basic and diluted loss per share for the six months ended June 30, 2009 were ($2.91), as compared to basic and diluted earnings per share of $0.14 for both for the same period in 2008.  Per share earnings were adjusted in all periods to reflect the 5% stock dividend paid on July 1, 2008.

Total assets of $603.3 million at June 30, 2009 were comprised primarily of $367.5 million in net loans, $197.2 million in investment securities, $13.6 million in cash and cash equivalents and $1.3

Index

million in residential loans held-for-sale, as compared to total assets of $599.4 million at December 31, 2008, which primarily consisted of $356.3 million in net loans, $185.4 million in investment securities, $9.8 million in cash and cash equivalents and $400,000 in residential loans held-for-sale.  Total assets at June 30, 2009 were funded primarily through deposits totaling $444.7 million and other borrowings totaling $95.8 million, as compared to deposits totaling $418.8 million and other borrowings totaling $71.7 million at December 31, 2008.

Non-performing/impaired loans totaled $11.5 million at June 30, 2009, as compared to $2.7 million at December 31, 2008.  Of that amount, non-accrual loans totaled $8.5 million at June 30, 2009, as compared to $2.5 million at December 31, 2008.  The increase in non-performing/impaired loans was due primarily to certain commercial loans which were placed on non-accrual status and/or deemed to be impaired during the six months ended June 30, 2009.  The loans which were deemed to be impaired required a specific reserve in accordance with SFAS No. 114.  There was $17,000 and $715,000, respectively, in loan charge-offs during the three and six months ended June 30, 2009, as compared to no loan charge-offs for the same periods in 2008. There were $119,000 and $121,000, respectively, in loan loss recoveries during the three and six months ended June 30, 2009, as compared to $3,000 and $6,000 for the same periods in 2008.

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

For the Three Months Ended June 30, 2009 and 2008

Net Interest Income

Net interest income was $4.3 million for the three months ended June 30, 2009, as compared to $4.5 million for the same period in 2008.  Net interest income for the three months ended June 30, 2009 and 2008 was comprised primarily of $5.0 million and $5.1 million, respectively, in interest and fees on loans, $1.4 million and $1.9 million, respectively, in interest on investment securities and $104,000 and $79,000, respectively, in interest income on federal funds sold and due from banks, less interest expense on deposits of $1.9 million and $2.2 million, respectively, interest expense on borrowed funds of $247,000 and $311,000, respectively, and interest expense on subordinated debentures of $50,000 and $66,000, respectively.  The net interest margin for the three months ended June 30, 2009 was 3.27%, as compared to 3.79% for the same period in 2008.

Interest income was $6.5 million for the three months ended June 30, 2009, as compared to $7.0 million for the same period in 2008.  This represents a decrease of $490,000, or 7.0%.  The average yield on interest–earning assets decreased to 4.46% for the three months ended June 30, 2009,

Index

from 5.87% for the same period in 2008.  The decrease in the average yield on interest-earning assets for the three months ended June 30, 2009 was primarily due to the significant reduction in the general level of short term interest rates and the 500 basis point reduction in the Prime Rate of interest which occurred between September 2007 and December 2008.    Average interest-earning assets, which were 89.7% of average total assets, totaled $551.5 million for the three months ended June 30, 2009, and were comprised of $355.0 million in loans, $189.6 million in investment securities, $1.0 million in federal funds sold and $5.9 million in other interest bearing deposits.

Interest expense was $2.2 million for the three months ended June 30, 2009, as compared to $2.5 million for the same period in 2008.  This represents a decrease of $337,000, or 13.2%.  The decrease was due primarily to average cost of deposits and interest bearing liabilities which decreased to an average cost of 1.91% for the three months ended June 30, 2009 from an average cost of 2.66% for the same period in 2008. Average interest-bearing deposits totaled $362.3 million for the three months ended June 30, 2009, as compared to $319.7 million for the same period in 2008, an increase of $42.5 million, or 13.3%, and were comprised of $144.4 million in interest-bearing checking and money market deposits, $56.8 million in savings deposits and $161.1 million in time deposits.  Interest expense associated with borrowings and subordinated debentures totaled $247,000 and $50,000, respectively, for the three months ended June 30, 2009, as compared to $311,000 and $66,000, respectively, for the same period in 2008.  Borrowings for the three months ended June 30, 2009 averaged $89.8 million, as compared to $53.2 million for the same period in 2008.  The increase was due to growth in the bank subsidiary’s sweep account product for business customers and in FHLB advances.  The FHLB advances were used to fund interest-earning assets during the period.

Provision for Loan Losses

For the three months ended June 30, 2009, the provision for loan losses was $316,000, as compared to $81,000 for the same period in 2008.  The recorded provision for loan losses was mostly related to the risk rating downgrade of certain loans, a $233,000 increase in the specific reserve of certain impaired loans and loan charge-offs totaling $17,000.  The significant increase in the provision for loan losses is due to the credit deterioration of certain commercial loans as a result of general economic conditions.  There were $17,000 in loan charge-offs during the three months ended June 30, 2009, as compared to no loan charge-offs for the same period in 2008.   Loan loss recoveries totaled $119,000 during the three months ended June 30, 2009, as compared to $3,000 for the same period in 2008.

Non-Interest Income

Non-interest income, which consists of service charges on deposit accounts, gains on the sale of investment securities available-for-sale, gains on the sale of loans held-for-sale and income from bank owned life insurance was $894,000 for the three months ended June 30, 2009, as compared to $539,000 for the same period in 2008.  Gains on the sale of investment securities available-for-sale totaled $279,000 for the three months ended June 30, 2009, as compared to $63,000 for the same period in 2008. These gains were generated as a result of favorable market conditions due to the low interest rate environment.  Gains on the sale of loans held-for-sale were $194,000 for the three months ended June 30, 2009, as compared to $66,000 for the three months ended June 30, 2008.  The increase in gains on the sale of loans held-for-sale was due to fees realized from the sale and servicing of SBA loans for the six months ended June 30, 2009.  Servicing rights fees recorded in conjunction with SBA loans sold were $70,000 for the three months ended June 30, 2009, as

Index

compared to $28,000 for the same period in 2008.  The secondary market for SBA loans has been soft since the latter part of 2008 and, as a result, most newly originated SBA loans were held in Central Jersey Bank, N.A.’s loan portfolio.

Non-Interest Expense

Excluding the $27.0 million non-cash goodwill impairment charge recorded for the three months ended June 30, 2009, non-interest expense was $4.0 million, as compared to $3.9 million for the same period in 2008.  Non-interest expense generally includes costs associated with employee salaries and benefits, occupancy expenses, data processing fees, core deposit intangible amortization, and other operating expenses.

The $27.0 million in goodwill was recorded as an intangible asset on January 1, 2005 in conjunction with the combination of Monmouth Community Bancorp (the predecessor to Central Jersey Bancorp) and Allaire Community Bank.  The goodwill impairment charge is a non-cash adjustment to Central Jersey Bancorp’s financial statements which has no affect on cash flows, liquidity, or tangible capital.  As goodwill is excluded from regulatory capital, the impairment charge had no impact on regulatory capital ratios of Central Jersey Bancorp or Central Jersey Bank, N.A., both of which remain “well-capitalized” under regulatory requirements.  The goodwill impairment charge was recorded in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires an interim goodwill impairment analysis under certain events.

On February 27, 2009 the Board of Directors of the FDIC voted to amend the restoration plan for the Deposit Insurance Fund. The Board also took action to ensure the continued strength of the insurance fund by imposing a special assessment on insured institutions of 5 basis points, implementing changes to the risk-based assessment system, and setting rates beginning the second quarter of 2009.  The special assessment payment is to be made September 30, 2009; however, in accordance with the rule, the full amount of $257,000 was accrued in the second quarter of 2009, when the June 30 deposits were measurable.

The table below presents non-interest expense, excluding the $27.0 million non-cash goodwill impairment charge, by major category, for the three months ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,
Non-Interest Expense	2009	2008
Salaries and employee benefits	$1,873	$1,900
Net occupancy expenses	467	512
FDIC deposit insurance premiums	360	67
Data processing fees	232	212
Outside service fees	177	220
Premises and equipment depreciation	122	303
Legal fees	39	65
Audit and tax fees	75	85
Core deposit intangible amortization	103	121
Printing, stationery and supplies	50	53
Advertising and marketing expenses	57	72
Other operating expenses	438	266
Total	$3,993	$3,876

Index

Income Tax Expense

The Company recorded an income tax expense of $258,000 on a loss before taxes of $26.5 million for the three months ended June 30, 2009.  Excluding the impact of the goodwill impairment charge, which is non tax-deductible, the Company’s effective tax rate was 28.32% for the three months ended June 30, 2009.  For the three months ended June 30, 2008, the Company recorded an income tax expense of $350,000 on income before taxes of $1.1 million, resulting in an effective tax rate of 32.99%.  The reduction in the Company’s effective tax rate was primarily the result of a larger proportion of the Company’s income being derived from tax-exempt sources.

For the Six Months Ended June 30, 2009 and 2008

Net Interest Income

Net interest income was $9.1 million for the six months ended June 30, 2009, as compared to $8.6 million for the same period in 2008.  Net interest income for the six months ended June 30, 2009 and 2008 was comprised primarily of $10.0 million and $10.4 million, respectively, in interest and fees on loans, $3.4 million and $3.6 million, respectively, in interest on investment securities and $137,000 and $271,000, respectively, in interest income on federal funds sold and due from banks, less interest expense on deposits of $3.9 million and $4.9 million, respectively, interest expense on borrowed funds of $494,000 and $560,000, respectively, and interest expense on subordinated debentures of $107,000 and $173,000, respectively.  The net interest margin for the six months ended June 30, 2009 was 3.36%, as compared to 3.66% for the same period in 2008.

Interest income was $13.5 million for the six months ended June 30, 2009, as compared to $14.3 million for the same period in 2008.  This represents a decrease of $733,000, or 5.1%.  The average yield on interest–earning assets decreased to 4.94% for the six months ended June 30, 2009, from 5.98% for the same period in 2008.  The decrease in the average yield on interest-earning assets for the six months ended June 30, 2009 was primarily due to the significant reduction in the general level of short term interest rates and the 500 basis point reduction in the Prime Rate of interest which occurred between September 2007 and December 2008.  Average interest-earning assets, which were 92.3% of average total assets, totaled $555.9 million for the six months ended June 30, 2009, and were comprised of $365.6 million in loans, $183.9 million in investment securities, $830,000 in federal funds sold and $5.6 million in other interest bearing deposits.

Interest expense was $4.5 million for the six months ended June 30, 2009, as compared to $5.6 million for the same period in 2008.  This represents a decrease of $1.1 million, or 20.3%.  The decrease was due primarily to average cost of deposits and interest bearing liabilities which decreased to an average cost of 2.01% for the six months ended June 30, 2009 from an average cost of 2.51% for the same period in 2008. Average interest-bearing deposits totaled $356.2 million for the six months ended June 30, 2009, as compared to $326.6 million for the same period in 2008, an increase of $29.6 million, or 9.1%, and were comprised of $136.9 million in interest-bearing checking and money market deposits, $59.7 million in savings deposits and $159.6 million in time deposits.  Interest expense associated with borrowings and subordinated debentures totaled $494,000 and $107,000, respectively, for the six months ended June 30, 2009, as compared to $560,000 and $173,000, respectively, for the same period in 2008.  Borrowings for the six months ended June 30, 2009 averaged $84.7 million, as compared to $46.5 million for the same period in 2008.  The increase was due to growth in the bank subsidiary’s sweep account product for business

Index

customers and in FHLB advances.  The FHLB advances were used to fund interest-earning assets during the period.

Provision for Loan Losses

For the six months ended June 30, 2009, the provision for loan losses was $3.5 million, as compared to $146,000 for the same period in 2008.  The recorded provision for loan losses was mostly related to the risk rating downgrade of certain loans, a $1.1 million increase in the specific reserve of certain impaired loans and loan charge-offs totaling $715,000.  The significant increase in the provision for loan losses is due to the credit deterioration of certain commercial loans as a result of general economic conditions.  There were $715,000 in loan charge-offs during the six months ended June 30, 2009, as compared to no loan charge-offs for the same period in 2008.   Loan loss recoveries totaled $121,000 during the six months ended June 30, 2009, as compared to $6,000 for the same period in 2008.

Non-Interest Income

Non-interest income, which consists of gains on the sale of investment securities available-for-sale, service charges on deposit accounts, income from bank owned life insurance and gains on the sale of loans held-for-sale, was $3.0 million for the six months ended June 30, 2009, as compared to $1.2 million for the same period in 2008.  Gains on the sale of investment securities available-for-sale totaled $2.1 million for the six months ended June 30, 2009, as compared to $763,000 for the same period in 2008. These gains were generated as a result of favorable market conditions due to the low interest rate environment.  Gains on the sale of loans held-for-sale were $206,000 for the six months ended June 30, 2009, as compared to no gains for the same period in 2008. The increase in gains on the sale of loans held-for-sale was due to fees realized from the sale and servicing of SBA loans for the six months ended June 30, 2009.  Servicing rights fees recorded in conjunction with SBA loans sold were $70,000 for the six months ended June 30, 2009, as compared to $107,000 for the same period in 2008.  The secondary market for SBA loans has been soft since the latter part of 2008 and, as a result, most newly originated SBA loans were held in Central Jersey Bank, N.A.’s loan portfolio.

Non-Interest Expense

Excluding the $27.0 million non-cash goodwill impairment charge recorded for the six months ended June 30, 2009, non-interest expense was $8.0 million, as compared to $7.7 million for the same period in 2008.  Non-interest expense generally includes costs associated with employee salaries and benefits, occupancy expenses, data processing fees, core deposit intangible amortization, and other operating expenses.

The $27.0 million in goodwill was recorded as an intangible asset on January 1, 2005 in conjunction with the combination of Monmouth Community Bancorp (the predecessor to Central Jersey Bancorp) and Allaire Community Bank.  The goodwill impairment charge is a non-cash adjustment to Central Jersey Bancorp’s financial statements which has no affect on cash flows, liquidity, or tangible capital.  As goodwill is excluded from regulatory capital, the impairment charge had no impact on regulatory capital ratios of Central Jersey Bancorp or Central Jersey Bank, N.A., both of which remain “well-capitalized” under regulatory requirements.  The goodwill impairment charge was recorded in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires an interim goodwill impairment analysis under certain events.

Index

On February 27, 2009 the Board of Directors of the FDIC voted to amend the restoration plan for the Deposit Insurance Fund. The Board also took action to ensure the continued strength of the insurance fund by imposing a special assessment on insured institutions of 5 basis points, implementing changes to the risk-based assessment system, and setting rates beginning the second quarter of 2009.  The special assessment payment is to be made September 30, 2009; however, in accordance with the rule, the full amount of $257,000 was accrued in the second quarter of 2009, when the June 30 deposits were measurable.

The table below presents non-interest expense, excluding the $27.0 million non-cash goodwill impairment charge, by major category, for the six months ended June 30, 2009 and 2008 (in thousands):

	Six months ended June 30,
Non-Interest Expense	2009	2008
Salaries and employee benefits	$3,811	$3,866
Net occupancy expenses	1,050	1,009
FDIC deposit insurance premiums	431	139
Data processing fees	465	436
Outside service fees	380	426
Premises and equipment depreciation	246	220
Legal fees	190	110
Audit and tax fees	203	160
Core deposit intangible amortization	207	241
Printing, stationery and supplies	112	104
Advertising and marketing expenses	116	139
Other operating expenses	826	850
Total	$8,037	$7,700

Income Tax (Benefit) Expense

The Company recorded an income tax benefit of $343,000 on a loss before taxes of $26.3 million for the six months ended June 30, 2009.  Excluding the impact of the goodwill impairment charge, which is non tax-deductible, the Company’s effective tax benefit rate was (55.32%) for the six months ended June 30, 2009.  For the six months ended June 30, 2008, the Company recorded an income tax expense of $653,000 on income before taxes of $1.9 million, resulting in an effective tax rate of 33.57%.  The income tax benefit was due to the utilization of capital tax loss carry-forwards which resulted from the 2007 balance sheet restructuring initiative. As a result of the restructuring, a deferred tax valuation allowance was established against deferred tax assets generated from the capital tax loss carry-forwards.  Since $772,000 of the $1.3 million in gains from the sale of available-for-sale investment securities, recorded during the six months ended June 30, 2009, were realized in CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A., these gains are considered capital gains and are permitted to be offset against the remaining capital tax loss carry-forwards.  The federal income tax benefit is primarily the result of the reversal of the deferred tax valuation allowance which totaled approximately $369,000.

Index

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on hand, due from banks and federal funds sold.  At June 30, 2009, cash and cash equivalents were $13.6 million, an increase of $3.8 million, or 38.8%, from the December 31, 2008 total of $9.8 million.  This increase was due primarily to the timing of cash flows related to the Company’s business activities.

Investment Portfolio

Investment securities totaled $197.2 million at June 30, 2009, an increase of $11.8 million, or 6.4%, over the December 31, 2008 total of $185.4 million.  The increase was primarily due to the purchase of $43.2 million of mortgage-backed securities, $91.7 million of tax-exempt municipal bond and note obligations and $11.8 million in government-sponsored agency securities.  For the six months ended June 30, 2009, principal pay downs of securities totaled $19.1 million, sales of mortgage-backed securities totaled $78.2 million, $35.3 million of government-sponsored agency securities were matured and/or called, $592,000 of municipal bonds were matured and/or called and net premium/discount amortization totaled $331,000.  In addition, at June 30, 2009, the net change of the unrealized gain on available-for-sale securities decreased by $1.4 million from December 31, 2008.

Loan Portfolio

Loans, net of the allowance for loan losses, closed the three months ended June 30, 2009 at $367.5 million, a decrease of $11.2 million, or 3.1%, from the $356.3 million balance at December 31, 2008.  Gross loans totaled $375.1 million at June 30, 2009, an increase of $14.1 million, or 3.9%, over the $361.0 million balance at December 31, 2008.  The increase in loan balances was due primarily to the origination of commercial real estate loans, consumer home equity loans and lines of credit during the period.

Loan portfolio composition remained fairly consistent at June 30, 2009, with commercial loans as a percentage of total loans outstanding decreasing to 83.5% at June 30, 2009 from 84.5% at December 31, 2008.

Loans held-for-sale at June 30, 2009, totaled $1.3 million, as compared to $400,000 at December 31, 2008.  The increase in loans held-for-sale is due primarily to the timing of residential mortgage loan closings.

Allowance for Loan Losses and Related Provision

The allowance for loan losses, which began the year at $4.7 million, or 1.31% of total loans, increased to $7.6 million at June 30, 2009, or 2.03% of total loans. There was $17,000 and $715,000, respectively, in loan charge-offs during the three and six months ended June 30, 2009, as compared to no loan charge-offs for the same periods in 2008. There were $119,000 and $121,000, respectively, in loan loss recoveries during the three and six months ended June 30, 2009, as compared to $3,000 and $6,000 for the same periods in 2008.

For the three and six months ended June 30, 2009, the provision for loan losses was $316,000 and $3.5 million, respectively, as compared to $81,000 and $146,000, respectively, for the same periods

Index

in 2008.  The recorded provision for loan losses was mostly related to the risk rating downgrade of certain loans, a $1.1 million increase in the specific reserve of certain impaired loans and loan charge-offs totaling $716,000.  The significant increase in the provision for loan losses is due to the credit deterioration of certain commercial loans as a result of general economic conditions.

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

When necessary, Central Jersey Bancorp performs individual loan reviews in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, to determine whether any individually reviewed loans are impaired and, if impaired, measures a valuation allowance allocation in accordance with SFAS No. 114.  A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms.  The Company considers loans on non-accrual status or risk rated “8” or higher as impaired and automatically subject to a SFAS No. 114 review.  In addition, any other loan that management considers possibly impaired due to deteriorating conditions or for any other reasons, is, at management’s discretion, subject to a SFAS No. 114 review.

Non-performing/impaired loans totaled $11.5 million at June 30, 2009, as compared to $2.7 million at December 31, 2008.  Of that amount, non-accrual loans totaled $8.5 million at June 30, 2009, as compared to $2.5 million at December 31, 2008.  The increase in non-performing/impaired loans was due primarily to certain commercial loans which were placed on non-accrual status and/or deemed to be impaired during the six months ended June 30, 2009.  The loans which were deemed to be impaired required a specific reserve in accordance with SFAS No. 114.

If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $194,000 and $252,000, respectively, for the three and six months ended June 30, 2009, as compared to $49,000 and $52,000, respectively, for the three and six months ended June 30, 2008.  At June 30, 2009, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status.

The Company’s policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income. No interest income was recognized on impaired loans subsequent to classification as impaired in 2009. Total cash collected on impaired loans during the three and six months ended June 30, 2009 was $45,000 and $84,000, respectively, all of which was credited to the principal balance outstanding, as compared to no cash collected on impaired loans for the three and six months ended June 30, 2008.

Index

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

As of June 30, 2009, loans on the watch list totaled $38.6 million, as compared to $24.2 million at December 31, 2008. This increase was representative of the change in the risk profile of the loan portfolio.  Loans which were risk rated “special mention” decreased by $3.1 million, to $20.0 million, at June 30, 2009, from $23.1 million at December 31, 2008.  Loans which were risk rated “substandard” increased by $14.7 million, to $17.5 million, at June 30, 2009, from $2.8 million at December 31, 2008.  Loans which were risk rated “doubtful” increased by $1.0 million, to $1.1 million at June 30, 2009, from $50,000 at December 31, 2008.  There were no loans which were risk rated “loss” at June 30, 2009, as compared to $94,000 at December 31, 2008.  A majority of the risk rating downgrades occurred in the commercial mortgage loan portfolio as a result of general economic conditions.

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

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The contract or notional amount of financial instruments which represent credit risk at June 30, 2009 and December 31, 2008 is as follows (in thousands):

	June 30,	December 31,
	2009	2008
Standby letters of credit	$1,947	$2,206
Outstanding loan and credit line commitments	$68,764	$65,079

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party.  The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers.  All of Central Jersey Bank, N.A.’s outstanding standby letters of credit are performance standby letters within the scope of the FASB Interpretation No. 45.  These are irrevocable undertakings by Central Jersey Bank, N.A., as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation.  Most of Central Jersey Bank, N.A.’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The maximum potential future

Index

payments Central Jersey Bank, N.A. could be required to make equals the face amount of the letters of credit.  Central Jersey Bank, N.A.’s liability for performance standby letters of credit was immaterial at June 30, 2009 and December 31, 2008.

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

Deposits

One of Central Jersey Bancorp’s primary strategies is the accumulation and retention of core deposits.  Core deposits are defined as all deposits with the exception of certificates of deposits in excess of $100,000.  Deposits, at June 30, 2009, totaled $444.7 million, an increase of $25.9 million, or 6.18%, over the December 31, 2008 total of $418.8 million.  The increase in deposit balances was reflective of continued core deposit growth that occurred throughout Central Jersey Bank, N.A.’s retail franchise.  Core deposits as a percentage of total deposits was 80.3% at June 30, 2009 and 82.5% at December 31, 2008.

Borrowings

Borrowings were $95.8 million at June 30, 2009, as compared to $71.7 million at December 31, 2008. Borrowings typically include wholesale borrowing arrangements with correspondent banks as well as arrangements with deposit customers of Central Jersey Bank, N.A. to sweep funds into short-term borrowings.  As of June 30, 2009, borrowings included $34.7 million in bank sweep funds, $21.2 million in FHLB callable advances and $39.9 million in FHLB fixed rate advances.  These borrowings were used to fund interest-earning assets. Central Jersey Bank, N.A. uses investment securities to pledge as collateral for repurchase agreements.  At June 30, 2009 and December 31, 2008, Central Jersey Bank, N.A. had unused lines of credit with the FHLB of $36.9 million and $33.8 million, respectively.

Liquidity and Capital Resources

Liquidity defines the ability of Central Jersey Bank, N.A. to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis.  An important component of a bank’s asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements.  The liquidity needs of Central Jersey Bank, N.A. have been primarily met by cash on hand, loan and investment amortizations and borrowings.  Central Jersey Bank, N.A. invests funds not needed for operations (excess liquidity) primarily in daily federal funds sold.  During the six months ended June 30, 2009, Central Jersey Bank, N.A. continued to maintain a large secondary source of liquidity known as investment securities available-for-sale.  The fair value of that portfolio was $186.8 million at June 30, 2009 and $170.7 million at December 31, 2008.

Index

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

Supplemental sources of liquidity include large certificates of deposit, wholesale and retail repurchase agreements, and lines of credit with correspondent banks.  Correspondent banks, which are typically referred to as “banker’s banks,” offer essential services such as cash letter processing, investment services, loan participation support, wire transfer operations and other traditional banking services.  Brokered deposits, which are deposits obtained, directly or indirectly, from or through the mediation or assistance of a deposit broker, may be utilized as supplemental sources of liquidity in accordance with Central Jersey Bank, N.A.’s balance sheet management policy.  Contingent liquidity sources may include off-balance sheet funds, such as advances from both the FHLB and the Federal Reserve Bank, and federal funds purchase lines with “upstream” correspondents.  An additional source of liquidity is made available by curtailing loan activity and instead using the available cash to fund short-term investments such as overnight federal funds sold or other approved investments maturing in less than one year.  In addition, future expansion of Central Jersey Bank, N.A.’s retail banking network is expected to create additional sources of liquidity from new deposit customer relationships.  Available liquidity and borrowing capacity is reviewed by management on a monthly basis.  As of June 30, 2009, the Company’s liquidity surplus was $120.9 million.

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

Quantitative measures established by regulation to ensure capital adequacy require Central Jersey Bank, N.A. to maintain minimum amounts and ratios (set forth in the following table) of Total Capital and Tier 1 Capital to risk weighted assets and of Tier 1 Capital to average assets (leverage ratio).  As of June 30, 2009, Central Jersey Bancorp and Central Jersey Bank, N.A. met all capital adequacy requirements to which they were subject.

The following is a summary of Central Jersey Bank, N.A.’s and Central Jersey Bancorp’s actual capital ratios as of June 30, 2009 and December 31, 2008, compared to the minimum capital adequacy requirements and the requirements for classification as a “well-capitalized” institution:

Index

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Asset Ratio		Total Capital to Risk Weighted Asset Ratio
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Actual Ratios	2009	2008	2009	2008	2009	2008

Central Jersey Bancorp	7.32%	8.13%	9.34%	11.09%	12.97%	15.09%
Central Jersey Bank, N.A.	7.47%	8.49%	9.53%	11.59%	13.16%	15.58%
Required Regulatory Ratios
“Adequately capitalized” institution (under federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

Capital Purchase Program

On October 14, 2008, the U.S. government announced a series of initiatives to strengthen market stability, improve the strength of financial institutions and enhance market liquidity.  In connection therewith, the U.S. Department of the Treasury announced the Capital Purchase Program, pursuant to which qualified U.S. financial institutions could voluntarily build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.

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

Central Jersey Bancorp is subject to certain requirements regarding executive compensation and corporate governance during the period in which any obligation arising from financial assistance provided under the Capital Purchase Program remains outstanding.  These requirements are set forth in the EESA and the Regulations promulgated thereunder by the U.S. Department of the Treasury, and include the following: (1) Central Jersey Bancorp’s Compensation Committee is required to review incentive compensation arrangements with senior risk officers at least annually to ensure that no such arrangement encourages senior executive officers to take unnecessary and excessive risks that threaten the value of Central Jersey Bancorp, and the Compensation Committee must provide certifications to that effect to the OCC; (2) Central Jersey Bancorp is

Index

required to recover any bonus or incentive compensation paid to a senior executive officer that is based on statements of earnings that are subsequently proven to be materially inaccurate; and (3) Central Jersey Bancorp is prohibited from making any “golden parachute payments” as defined in the EESA and the Regulations.

On February 17, 2009, President Obama signed the ARRA into law, which amended the executive compensation and corporate governance provisions of the EESA.  The amendments elaborate on the requirements and obligations under the EESA and provide that Capital Purchase Program participants: (1) may not provide incentives for senior executive officers to take unnecessary and excessive risks that threaten the value of the financial institution; (2) must recover any bonus or incentive compensation paid to senior executive officers based on statements of earning that are subsequently proven to be materially inaccurate; (3) may not make any “golden parachute payments” to senior executive officers; (4) may not pay any bonus, retention award or incentive compensation to certain of the most highly compensated employees, except pursuant to employment contracts executed on or before February 11, 2009 and except for long-term restricted stock that meets certain requirements; (5) may not adopt any compensation plan that would encourage manipulation of reported earnings to enhance the compensation paid to any employee; (6) must establish a compensation committee of independent directors to review employee compensation plans; and (7) must provide certain certifications regarding executive compensation and compliance with the requirements of the EESA.  The ARRA also provides that, subject to consultation with the appropriate federal banking agency, the Secretary of the U.S. Department of the Treasury will permit a participant in the Capital Purchase Program to repay any assistance previously provided under the Capital Purchase Program.  The participant will not have to replace the assistance with Tier I Capital, as originally provided in the Capital Purchase Program.

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

In addition, on June 8, 2009 and July 15, 2009, purported class action complaints were filed against the Company, each director of the Company (except that Robert S. Vuono was not named in the second class action complaint), and OceanFirst in the Superior Court of New Jersey in Ocean County.  The actions were brought by two separate alleged shareholders of the Company, each on behalf of himself and all others similarly situated.  The complaints allege, among other things, that the directors of the Company are in breach of their fiduciary duties to shareholders in connection with the Company’s entry into the Merger Agreement with OceanFirst.  The complaints also allege that the Company and OceanFirst knowingly assisted the Company’s directors’ alleged breaches of fiduciary duty in connection with the proposed merger.

The complaints seek, among other things, damages and injunctive relief to enjoin the Company, the directors of the Company, and OceanFirst from consummating the transactions contemplated in the Merger Agreement, along with attorneys’ fees and costs.  The Company believes that the allegations in the complaints are without merit and intend to vigorously defend against the claims and causes of action asserted in these legal matters.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Index

Item 4.	Submission of Matters to a Vote of Security Holders

At the 2009 Annual Meeting of Shareholders of Central Jersey Bancorp held on May 27, 2009, the shareholders elected each of James G. Aaron, Esq., Mark R. Aikins, Esq., John A. Brockriede, George S. Callas, Paul A. Larson, Jr., John F. McCann, Carmen M. Penta, C.P.A., Mark G. Solow, James S. Vaccaro and Robert S. Vuono to serve as a director of the Company.  Each nominee for director was elected for a one year term.  The balloting for election was as follows:

Name of Director	Votes For	Percentage of Votes For	Votes Withheld	Percentage of Votes Withheld
James G. Aaron, Esq.	7,031,219	92.2	595,977	7.8
Mark R. Aikins, Esq.	7,309,228	95.8	317,968	4.2
John A. Brockriede	7,321,918	96.0	305,278	4.0
George S. Callas	7,053,086	92.5	574,110	7.5
Paul A. Larson, Jr.	7,341,745	96.3	285,451	3.7
John F. McCann	7,216,610	94.6	410,586	5.4
Carmen M. Penta, C.P.A.	7,298,127	95.6	329,069	4.4
Mark G. Solow	7,194,976	94.3	432,220	5.7
James S. Vaccaro	7,253,069	95.0	374,127	5.0
Robert S. Vuono	7,291,245	95.6	335,951	4.4

Item 5.	Other Information

On May 26, 2009, the Company and OceanFirst, the parent company of OceanFirst Bank, entered into the Merger Agreement pursuant to which the Company will merge with and into OceanFirst.  Concurrent with the merger, it is expected that Central Jersey Bank, N.A. will merge with and into OceanFirst Bank.  Under the terms of the Merger Agreement, each outstanding share of the Company’s common stock will be converted into the right to receive 0.50 shares of OceanFirst common stock.

James S. Vaccaro, the current Chairman, President and Chief Executive Officer of the Company, will be appointed as an Executive Vice President and a member of the senior executive management team of OceanFirst Bank.  In addition, at the closing of the merger, OceanFirst will expand the size of its board by two members and will appoint James G. Aaron, Esq. and Mark G. Solow, two non-officer members of the Company’s board of directors, to OceanFirst’s board.

The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of the Company and OceanFirst, and is intended to qualify as a tax free reorganization for federal income tax purposes, with shares of the Company exchanged for OceanFirst shares on a tax free basis.  Certain of the executive officers and directors of the Company and OceanFirst have agreed to vote their shares in favor of the approval of the Merger Agreement at the shareholders meetings to be held by each company to vote on the proposed transaction. If the merger is not consummated under certain circumstances, the Company has agreed to pay OceanFirst a termination fee of $2,400,000.  The merger is

Index

currently expected to be completed in the fourth quarter of 2009.

For more information regarding the proposed merger of the Company with and into OceanFirst, please see the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2009 and the Merger Agreement attached thereto as Exhibit 2.1 and Amendment No. 1 to OceanFirst’s Registration Statement on Form S-4 (SEC File No. 333-160873) filed with the SEC on August 6, 2009.

Item 6.	Exhibits

See Index of Exhibits commencing on page E-1.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central Jersey Bancorp
Registrant

Date: August 10, 2009	/s/ James S. Vaccar
James S. Vaccaro
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2009	/s/ Anthony Giordano, III
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

2.3
Agreement and Plan of Merger, dated as of May 26, 2009, between OceanFirst Financial Corp. and the Registrant (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated May 26, 2009 and filed with the SEC on May 27, 2009).

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

E-4