Form 10-Q
period 2009-09-30
CENTRAL JERSEY BANCORP
filed 2009-11-09
CIK 1172353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________ .

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
Yes ☐   No ☒

As of October 31, 2009, there were 9,192,514 shares of the registrant’s common stock, par value $.01 per share, outstanding.

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

ii

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)
(dollars in thousands, except share amounts)

	September 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$20,217	$9,306
Federal funds sold	50,774	461
Cash and cash equivalents	70,991	9,767

Investment securities available-for-sale, at fair value	104,363	170,683
Investment securities held-to-maturity (fair value of $10,245 and
$15,124, respectively, at September 30, 2009 and December 31, 2008)	9,832	14,679
Federal Reserve Bank stock	1,848	1,960
Federal Home Loan Bank stock	1,821	2,940
Loans held-for-sale	--	400

Loans	380,206	360,998
Less: Allowance for loan losses	8,677	4,741
Loans, net	371,529	356,257

Accrued interest receivable	2,224	2,251
Premises and equipment	6,063	6,303
Bank owned life insurance	3,785	3,685
Goodwill	--	26,957
Core deposit intangible	1,134	1,444
Other assets	4,083	2,059
Total assets	$577,673	$599,385

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$81,223	$75,947
Interest bearing	378,604	342,868
	459,827	418,815

Borrowings	54,143	71,741
Subordinated debentures	5,155	5,155
Accrued expenses and other liabilities	1,600	1,546
Investment securities purchased not settled	--	19,676
Total liabilities	520,725	516,933

Shareholders’ equity:
Common stock, par value $0.01 per share. Authorized 100,000,000 shares,
9,192,514 and 9,000,531 shares outstanding and
9,438,962 and 9,246,979 shares issued, respectively, at September 30, 2009 and
December 31, 2008	92	90
Preferred stock, liquidation value $1,000 per share. Authorized 10,000,000 shares and issued and outstanding 11,300 shares at September 30, 2009 and
December 31, 2008	11,300	11,300
Additional paid-in capital	65,161	64,502
Accumulated other comprehensive income, net of tax expense	1,390	1,925
Treasury stock – at cost, 246,448 shares at September 30, 2009 and December 31, 2008	(1,806)	(1,806)
(Accumulated deficit)/retained earnings	(19,189)	6,441
Total shareholders’ equity	56,948	82,452
Total liabilities and shareholders’ equity	$577,673	$599,385

See accompanying notes to unaudited consolidated financial statements.

Index

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$5,362	$5,414	$15,399	$15,838
Interest on securities available for sale	1,102	1,782	4,100	5,056
Interest on securities held to maturity	126	173	495	478
Interest on federal funds sold and due from banks	61	60	198	332
Total interest income	6,651	7,429	20,192	21,704

Interest expense:
Interest expense on deposits	1,656	1,962	5,547	6,864
Interest expense on other borrowings	236	429	730	989
Interest expense on subordinated debentures	43	78	150	252
Total interest expense	1,935	2,469	6,427	8,105

Net interest income	4,716	4,960	13,765	13,599

Provision for loan losses	1,058	252	4,510	399
Net interest income after provision for loan losses	3,658	4,708	9,255	13,200

Other income:
Gain on the sale of investment securities available-for-sale	731	340	2,799	402
Service charges on deposit accounts	397	393	1,117	1,157
Gain on sale of loans held-for-sale	304	81	510	348
Income on bank owned life insurance	34	30	100	89
Total other income	1,466	844	4,526	1,996

Operating expenses:
Salaries and employee benefits	1,964	1,975	5,774	5,841
Net occupancy expenses	487	478	1,422	1,385
Premises and equipment depreciation	262	159	760	485
Data processing fees	245	272	709	708
Outside service fees	223	200	603	626
FDIC deposit insurance premiums	150	71	580	210
Core deposit intangible amortization	103	121	310	362
Audit and accounting services	25	145	228	305
Goodwill impairment	--	--	26,957	--
Other operating expenses	609	570	1,719	1,768
Total other expenses	4,068	3,991	39,062	11,690

Income (loss) before provision for income taxes	1,056	1,561	(25,281)	3,506

Income tax expense (benefit)	136	536	(207)	1,189

Net income (loss)	920	1,025	(25,074)	2,317

Dividend on preferred stock and accretion	186	--	557	--

Net income (loss) available to common shareholders	$734	$1,025	$(25,631)	$2,317

Basic earnings (loss) per common share	$0.08	$0.11	$(2.82)	$0.25
Diluted earnings (loss) per common share	$0.08	$0.11	$(2.82)	$0.24

See accompanying notes to unaudited consolidated financial statements.

Index

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
 (dollars in thousands, except share amounts)

				Accumulated
			Additional	other
	Common	Preferred	paid-in	comprehensive	Treasury	Retained
	stock	stock	capital	income	stock	earnings	Total
Balance at December 31, 2007	$91	$--	$60,787	$848	$--	$7,160	$68,886
Comprehensive income:
Net income	--	--	--	--	--	2,317	2,317
Unrealized loss on securities available-for-sale, net of tax of $306	--	--	--	(488)	--	--	(488)
Total comprehensive income							$1,829
Exercise of stock options – 29,699 shares, including tax benefit $41	--	--	171	--	--	--	171
Purchase of 174,903 shares outstanding stock; placed in treasury	--	--	--	--	(1,328)	--	(1,328)
5% stock dividend	--	--	3,390	--	--	(3,390)	--
Cash paid for fractional shares	--	--	(4)	--	--	--	(4)
Cumulative effect adjustment adoption of FASB ASC Topic 715	--	--	--	--	--	(227)	(227)
Balance at September 30, 2008	$91	$--	$64,344	$360	$(1,328)	$5,860	$69,327
Balance at December 31, 2008	$90	$11,300	$64,502	$1,925	$(1,806)	$6,441	$82,452
Comprehensive loss:
Net loss	--	--	--	--	--	(25,074)	(25,074)
Unrealized loss on securities available-for-sale, net of tax of ($346)	--	--	--	(535)	--	--	(535)
Total comprehensive loss							$(26,609)
Exercise of stock options – 191,983 shares, including tax benefit $170	2	--	525	--	--	--	527
Discount – preferred stock	--	--	134	--	--	(134)	--
Cash dividends accrued on preferred stock	--	--	--	--	--	(422)	(422)
Balance at September 30, 2009	$92	$11,300	$65,161	$1,390	$(1,806)	$(19,189)	$56,948

See accompanying notes to unaudited consolidated financial statements.

Index

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(25,074)	$2,317
Adjustments to reconcile (net loss) net income to net cash provided by operating activities:
Goodwill impairment charge	26,957	--
Earnings on cash surrender value of life insurance	(100)	(89)
Deferred tax (benefit) expense	(346)	136
Provision for loan losses	8,677	399
Depreciation and amortization	551	485
Net premium amortization (discount accretion) on held-to-maturity securities	79	(11)
Net premium amortization (discount accretion) on available-for-sale securities	328	(24)
Core deposit intangible amortization	310	362
Gain on sale of securities available-for-sale	(2,799)	(402)
Gain on the sale of loans held-for-sale	(510)	(348)
Originations of loans held-for-sale	(11,030)	(2,795)
Proceeds from the sale of loans held-for-sale	11,940	3,464
Decrease in accrued interest receivable	27	113
Increase in other assets	(447)	(3,024)
Increase in accrued expenses and other liabilities	(6)	(271)
Net cash provided by operating activities	8,557	366

Cash flows from investing activities:
Maturities, sales of and paydowns on investment securities held-to-maturity	4,768	7,404
Maturities, sales of and paydowns on investment securities available-for-sale	175,176	54,137
Purchase of investment securities available-for-sale	(126,596)	(75,896)
Purchase of investment securities held-to-maturity	--	(4,982)
Net increase in loans	(23,949)	(31,523)
Purchases of premises and equipment	(311)	(1,790)
Net cash provided by (used in) investment activities	29,088	(52,650)

Cash flows from financing activities:
Proceeds from stock options exercised	527	171
Net increase in non-interest bearing deposits	5,276	5,694
Net increase (decrease) in interest bearing deposits	35,736	(2,688)
Net increase in other borrowings	9,956	7,918
Net (decrease) increase in Federal Home Loan Bank advances	(27,608)	40,022
Repayment of Federal Home Loan Bank advances	54	--
Cash dividend paid on preferred stock	(362)	--
Purchase of outstanding stock; placed in treasury	--	(1,328)
Cash paid for fractional shares	--	(4)
Net cash provided by financing activities	23,579	49,785

Increase (decrease) in cash and cash equivalents	61,224	(2,499)

Cash and cash equivalents at beginning of period	9,767	14,877
Cash and cash equivalents at end of period	$70,991	$12,378

Cash paid during the period for:
Interest	$6,427	$8,162
Income taxes	$1,149	$1,755

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations that may be expected for all of 2009.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Earnings per common share, average shares outstanding, stock options, stock appreciation rights and related amounts set forth herein for all periods presented have been adjusted to reflect the 5% stock dividend paid on July 1, 2008.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Central Jersey Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008.

Certain prior period amounts have been reclassified to correspond with the current period presentation.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2009, for items that should potentially be recognized or disclosed in the accompanying unaudited consolidated financial statements.  The evaluation was conducted through November 9, 2009, the date the accompanying unaudited consolidated financials statements were issued.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the ASC will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current reporting period. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows, but will impact our financial

Index

reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative.

On January 1, 2008, the Company adopted FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”  FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements (see Note 9 – Fair Value Measurements).

On January 1, 2008, the Company changed its accounting policy and recognized a cumulative-effect adjustment to retained earnings totaling $227,000.  This adjustment, related to accounting for certain endorsement split-dollar insurance arrangements, was made in accordance with FASB ASC Topic 715, “Compensation Retirement Benefits” (see Note 10 - Post Retirement Benefits).

Note 2.  Earnings Per Common Share

The following tables reconcile shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30, 2009

(amounts in thousands, except for per share data)	Income (numerator)	Average shares (denominator)	Per share amount

Basic earnings per common share
Net income available to common shareholders	$734	9,141	$0.08
Effect of dilutive securities:
Stock options	--	238	--
Diluted earnings per common share
Net income available to common shareholders, plus
assumed exercise of options and warrants	$734	9,379	$0.08

	Nine months ended September 30, 2009

(amounts in thousands, except for per share data)	Income (numerator)	Average shares (denominator)	Per share amount

Basic loss per common share
Net loss available to common shareholders	$(25,631)	9,083	$(2.82)
Effect of dilutive securities:
Stock options	--	--	--
Diluted loss per common share
Net loss available to common shareholders, plus
assumed exercise of options and warrants	$(25,631)	9,083	$(2.82)

Index

For the three ended September 30, 2009, the effect of dilutive securities related to the Company's employee and director stock option plans totaled 238,598, which, when added to the average basic shares outstanding totaling 9,140,796, resulted in average diluted shares outstanding totaling 9,379,394. For the nine months ended September 30, 2009, the effect of dilutive securities related to the Company's employee and director stock option plans totaled 237,908, which, when added to the average basic shares outstanding totaling 9,082,641, resulted in average diluted shares outstanding totaling 9,320,549. However, in accordance with FASB ASC Topic 260, “Earnings per Share,” due to the Company reporting a net loss for the nine months ended September 30, 2009, including potential common shares in the denominator of a diluted per-share computation would result in an antidilutive per-share amount.

	Three months ended September 30, 2008

(amounts in thousands, except for per share data)	Income (numerator)	Average shares (denominator)	Per share amount

Basic earnings per common share
Net income available to common shareholders	$1,025	9,075	$0.11
Effect of dilutive securities:
Stock options	--	430	--
Diluted earnings per common share
Net income available to common shareholders, plus
assumed exercise of options	$1,025	9,505	$0.11

	Nine months ended September 30, 2008

(amounts in thousands, except for per share data)	Income (numerator)	Average shares (denominator)	Per share amount

Basic earnings per common share
Net income available to common shareholders	$2,317	9,119	$0.25
Effect of dilutive securities:
Stock options	--	426	--
Diluted earnings per common share
Net income available to common shareholders, plus
assumed exercise of options	$1,292	9,545	$0.24

For the three months ended September 30, 2008, dilutive securities relating to the Company’s employee and director stock option plans totaled 429,821, which, when added to the average basic shares outstanding of 9,074,977, resulted in average diluted shares outstanding of 9,504,798.  For the nine months ended September 30, 2008, dilutive securities relating to the Company’s employee and director stock option plans totaled 425,888, which, when added to the average basic shares outstanding of 9,118,884, resulted in average diluted shares outstanding of 9,544,772.

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

On December 23, 2008, Central Jersey Bancorp, as part of the Capital Purchase Program, sold to the U.S. Department of the Treasury 11,300 shares of Central Jersey Bancorp’s Fixed Rate Cumulative Perpetual Senior Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Shares”), and in connection therewith granted a warrant to purchase up to 268,621 of Central Jersey Bancorp’s common stock at an exercise price of $6.31 per share (the “Warrant”).  Central Jersey Bancorp is utilizing the $11.3 million in gross investment proceeds for general corporate purposes and to enhance lending operations.  Both the Series A Preferred Shares and the Warrant qualify as components of Central Jersey Bancorp’s regulatory Tier 1 Capital.

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

Stock Appreciation Rights

On January 31, 2006, the Company granted under its 2005 Equity Incentive Plan, 173,644 Stock Appreciation Rights (“SARS”) (98,398 were granted to employees and 75,246 were granted to directors), each with an exercise price of $9.40.  These SARS can only be settled in cash.  The SARS vest over a four year period and expire February 1, 2016.  The fair value of SARS granted was estimated on September 30, 2009 using the Black-Scholes option pricing model with the following weighted-average assumptions used: stock price $6.00; dividend yield of 0%; expected volatility of 74.13%; risk free interest rate of 2.31%; and expected life of seven years.  These SARS had a fair value of approximately $3.75 per share at September 30, 2009.  The Company recorded $64,000 share based payment expense for the nine months ended September 30, 2009, related to the granting of the SARS. As of September 30, 2009, total unvested compensation expense associated with the outstanding SARS was approximately $35,000 (pre-tax), which will vest over four months.

Index

A summary of the status of the Company’s SARS as of and for the nine months ended September 30, 2009 is presented below:

	As of and for the nine months ended September 30, 2009
	SARS	Weighted average exercise price
Outstanding at beginning of year	130,811	$9.40

Granted	--	--

Forfeited	(17,363)	$9.40

Exercised	--	--

Outstanding at period end	113,448	$9.40

SARS exercisable at period end	85,086	$9.40

Weighted average fair value of SARS granted	$3.75

Unvested SARS at period end	28,362

Weighted average fair value of unvested SARS	$106,358

Stock Option Plans

In 2000, the Company established its Employee and Director Stock Option Plan (the “Plan”).  The Plan currently provides for the granting of stock options to purchase in aggregate up to 1,263,197 shares of the Company’s common stock, subject to adjustment for certain dilutive events such as stock distributions.  During the three and nine months ended September 30, 2009, no options were granted under the Plan.  As a result of the January 1, 2005 combination with Allaire Community Bank, all outstanding options granted under the Plan became fully vested.  The Company does not anticipate granting any additional stock options under the Plan or any of the Allaire Community Bank stock option plans assumed by the Company.

Index

A summary of the status of the Company’s stock options as of and for the nine months ended September 30, 2009 is presented below:

	As of and for the nine months ended September 30, 2009
	Shares	Weighted average exercise price
Outstanding at beginning of year	1,289,948	$4.71

Granted	--	--

Forfeited	(10,062)	$7.39

Exercised	(191,983)	$3.22

Outstanding at period end	1,087,903	$5.23

Options exercisable at period end	1,087,903	$5.23

Weighted average fair value of options granted		n/a

Stock Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options in accordance with FASB ASC Topic 718, “Stock Compensation.”  Prior to January 1, 2006, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principle Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plans using the intrinsic value method, that is, the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by FASB ASC Topic 718, “Stock Compensation.”  The Company has adopted the modified prospective transition method provided by FASB ASC Topic 718, and, as a result, has not retroactively adjusted results from prior periods.

As a result of the adoption of FASB ASC Topic 718, the Company incurred no compensation expense related to the Company’s stock compensation plans for the three and nine months ended September 30, 2009 and 2008, as no stock options were granted during 2009 and 2008 and all stock options were fully vested prior to January 1, 2006.

Index

Note 3.  Loans Receivable, Net and Loans Held-for-Sale

Loans receivable, net and loans held-for-sale at September 30, 2009 and December 31, 2008, consisted of the following (in thousands):

	September 30,	December 31,
Loan Type	2009	2008

Real estate loans – commercial	$252,696	$246,617
Home equity and second mortgages	64,626	51,688
Commercial and industrial loans	41,599	37,111
Construction loans	16,681	20,956
1-4 family real estate loans	2,625	2,646
Consumer loans	1,489	1,647
Total loans	$379,716	$360,665

Deferred origination costs, net	490	333
Allowance for loan losses	(8,677)	(4,741)
Loans receivable, net	$371,529	$356,257

Loans held-for-sale	--	$400

Non-Performing Loans/Impaired Loans

Loans are considered to be non-performing if they (a) are on a non-accrual basis, (b) are past due ninety days or more and still accruing interest, (c) have been renegotiated to provide a reduction or deferral of interest because of a weakening in the financial position of the borrowers, or (d) have been deemed to be impaired in accordance with FASB ASC Topic 310, “Receivables.”  A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only when it is both adequately secured as to principal and is in the process of collection.

When necessary, Central Jersey Bancorp performs individual loan reviews in accordance with FASB ASC Topic 310 to determine whether any individually reviewed loans are impaired and, if impaired, measures a valuation allowance allocation in accordance with FASB ASC Topic 310.  A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms.  The Company considers loans on non-accrual status or risk rated “8” or higher as impaired and automatically subject to a FASB ASC Topic 310 review.  In addition, any other loan that management considers possibly impaired due to deteriorating conditions or for any other reasons, is, at management’s discretion, subject to a FASB ASC Topic 310 review.

Non-performing/impaired loans totaled $21.1 million at September 30, 2009, as compared to $2.7 million at December 31, 2008.  Of that amount, non-accrual loans totaled $9.3 million at September 30, 2009, as compared to $2.5 million at December 31, 2008.  The increase in non-performing/impaired loans was due primarily to 18 commercial loans which were placed on non-accrual status and/or deemed to be impaired during the nine months ended September 30, 2009.  Specific allowance for loan loss required for impaired loans totaled $3.0 million at September 30, 2009, as compared to $474,000 at December 31, 2008.

Index

If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $109,000 and $361,000, respectively, for the three and nine months ended September 30, 2009.  At September 30, 2009, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status.

The Company’s policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income. No interest income was recognized on impaired loans subsequent to classification as impaired in 2009. Total cash collected on impaired loans during the three and nine months ended September 30, 2009 was $44,000 and $189,000, respectively, all of which was credited to the principal balance outstanding, as compared to no cash collected on impaired loans for the same periods in 2008.

The allowance for loan losses (“ALL”), which began the year at $4.7 million, or 1.31% of total loans, increased to $8.7 million at September 30, 2009, or 2.28% of total loans, resulting from credit deterioration of several commercial borrowers due to general economic conditions.  There was $2,000 and $717,000, respectively, in loan charge-offs during the three and nine months ended September 30, 2009, as compared to no loan charge-offs for the same periods in 2008. There were $17,000 and $138,000, respectively, in loan loss recoveries during the three and nine months ended September 30, 2009, as compared to $4,000 and $10,000, respectively, for the same periods in 2008.

Index

For the three months ended
(dollars in thousands)	September 30, 2009	December 31, 2008	September 30, 2008

General provision for loan losses	$(342)	$461	$252
Specific provision for loan losses	1,400	459	--
Total provision for loan losses	$1,058	$920	$252

Net charge-offs	$2	--	--
Net charge-off ratio (annualized)	0.01%	--	--

Average loans outstanding	$379,609	$353,324	$324,078

At	At	At
(dollars in thousands)	September 30, 2009	December 31, 2008	September 30, 2008

Non-performing loans (“NPL”) (includes non-accrual and impaired loans)	$21,105	$2,690	$974
NPL to total loans ratio	5.55%	0.75%	0.30%
Total ALL to total NPL	0.41	x	1.76	x	3.92	x
NPL to tangible common equity + ALL ratio	39.80%	5.66%	2.18%
NPL to Tier I capital + ALL ratio	31.54%	4.39%	1.97%

General allowance for loan losses	$5,690	$4,267	$3,802
Specific allowance for loan losses	2,987	474	15
Total allowance for loan losses	$8,677	$4,741	$3,817

Allowance for loan losses to total loans ratio	2.28%	1.31%	1.10%

Total loans	$380,206	$360,998	$347,043
Tangible common equity	$44,349	$42,751	$40,806
Tier I capital	$58,238	$56,542	$45,531

Index

Note 4.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities held-to-maturity and securities available-for-sale at September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Investment securities held-to-maturity:
Obligations of U.S. Government
sponsored agencies	$1,913	$88	$--	$2,001

Mortgage-backed securities of U.S. Government
sponsored agencies	7,919	325	--	8,244
Total	$9,832	$413	$--	$10,245
Investment securities available-for-sale:
Obligations of U.S. Government
sponsored agencies	$10,904	$6	$--	$10,910
Municipal obligations	48,298	224	6	48,516
Mortgage-backed securities of U.S. Government
sponsored agencies	36,475	1,982	--	38,457
Other debt securities	6,480	--	--	6,480
Total	$102,157	$2,212	$6	$104,363

	December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Investment securities held-to-maturity:
Obligations of U.S. Government
sponsored agencies	$4,335	$168	$--	$4,503

Mortgage-backed securities of U.S. Government
sponsored agencies	10,344	277	--	10,621
Total	$14,679	$445	$--	$15,124
Investment securities available-for-sale:
Obligations of U.S. Government
sponsored agencies	$32,000	$33	$--	$32,033

Mortgage-backed securities of U.S. Government
sponsored agencies	130,868	3,059	5	133,922
Other debt securities	4,728	--	- -	4,728
Total	$167,596	$3,092	$5	$170,683

The amortized cost and fair value of investment securities held-to-maturity and investment securities available-for-sale at September 30, 2009 by contractual maturity are shown below (in

Index

thousands).  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	cost	value
Investment securities held-to-maturity:
Due in one year or less	$--	$--
Due after one year through fifth year	1,716	1,773
Due after fifth year through tenth year	4,003	4,198
Due after tenth year	4,113	4,274
Total	$9,832	$10,245
Investment securities available-for-sale:
Due in one year or less	$42,806	$42,868
Due after one year through fifth year	16,561	16,632
Due after fifth year through tenth year	21,933	22,930
Due after tenth year	20,857	21,933
Total	$102,157	$104,363

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

Index

Gross unrealized losses on both investment securities held-to-maturity and investment securities available-for-sale and their fair values, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008, were as follows (in thousands):

	September 30, 2009
Investment securities	Less than 12 months		12 months or more		Total
	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
Municipal obligations	$--	$--	$6	$3,349	$6	$3,349
Total	$--	$--	$6	$3,349	$6	$3,349
	December 31, 2008
Investment securities	Less than 12 months		12 months or more		Total
	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
Mortgage-backed securities	$5	$1,934	$--	$--	$5	$1,934
Total	$5	$1,934	$--	$--	$5	$1,934

Municipal obligations – The unrealized losses in municipal obligations were caused by changes in interest rates in the municipal bond market.  Since the decrease in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the intent to hold the securities and will not be required to sell the securities before recovery occurs, these securities are not considered other-than-temporarily impaired.

Mortgage-backed securities – The unrealized losses on mortgage-backed securities were caused by changes in interest rates in the mortgage-backed securities market.  Fannie Mae and Freddie Mac guarantee the contractual cash flows of these investment securities.  Since the decrease in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the intent to hold the securities and will not be required to sell the securities before recovery occurs, these investment securities are not considered other-than-temporarily impaired.

Note 5.  Deposits

The major types of deposits at September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30,	December 31,
Deposit Type	2009	2008

Demand deposits, non-interest bearing	$81,223	$75,947
Savings, N.O.W. and money market accounts	210,671	190,475
Certificates of deposit of less than $100	73,138	78,949
Certificates of deposit of $100 or more	94,795	73,444

Total	$459,827	$418,815

Index

Note 6.  Borrowings

Borrowed funds at September 30, 2009 and December 31, 2008 are summarized as follows (in thousands):

	September 30,	December 31,
	2009	2008
Borrowings	$54,143	$71,741
Total	$54,143	$71,741

Borrowings were $54.1 million at September 30, 2009, as compared to $71.7 million at December 31, 2008. Borrowings typically include wholesale borrowing arrangements with correspondent banks as well as arrangements with deposit customers of Central Jersey Bank, N.A. to sweep funds into short-term borrowings.  As of September 30, 2009, borrowings included $33.0 million in bank sweep funds and $21.2 million in Federal Home Loan Bank callable advances.  These borrowings were used to fund interest-earning assets. Central Jersey Bank, N.A. uses investment securities to pledge as collateral for repurchase agreements.  At September 30, 2009 and December 31, 2008, Central Jersey Bank, N.A. had unused lines of credit with the Federal Home Loan Bank (“FHLB”) of $31.6 million and $33.8 million, respectively.

At September 30, 2009, Central Jersey Bank, N.A. had outstanding FHLB callable advances as follows (in thousands):

Date	Amount	Rate	Term	Call Feature
1/24/2008	$10,000	2.710%	10 year non-call 2 years	One Time
2/01/2008	5,000	2.903%	7 year non-call 3 years	One Time
	$15,000	2.774%

At September 30, 2009, Central Jersey Bank, N.A. had the following outstanding FHLB fixed rate advances (in thousands):

Date	Amount	Rate	Term	Maturity
2/01/2008	$5,000	2.380%	5 years	2/01/2013
5/28/2008	$1,152	4.940%	13 years	5/28/2021
	$6,152	2.871%

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

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of subordinated debentures from Central Jersey Bancorp.  The subordinated debentures bear a variable interest rate equal to LIBOR plus 285 basis points.  Although the subordinated debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve.  The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp.  At September 30, 2009, $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital.  Central Jersey Bancorp is using the proceeds it received from the subordinated debentures to support the general balance sheet growth of Central Jersey Bancorp and to help ensure that Central Jersey Bank, N.A. maintains the required regulatory capital ratios.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards.  The new quantitative limits became effective after a five-year transition period which ended September 30, 2009.  Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements.  Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital.  At September 30, 2009, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities.  Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital.  However, in the event that the trust preferred issues do not qualify as Tier I Capital, Central Jersey Bancorp and Central Jersey Bank, N.A. would remain “well capitalized.”

Note 8.  Income Tax Expense (Benefit)

The Company recorded an income tax expense of $136,000 on income before taxes of $1.1 million for the three months ended September 30, 2009, resulting in an effective tax rate of 12.88%.  For the three months ended September 30, 2008, the Company recorded an income tax expense of $536,000 on income before taxes of $1.6 million, resulting in an effective tax rate of 34.34%.  The reduction in the Company’s effective tax rate was primarily the result of a larger proportion of the Company’s income being derived from tax-exempt sources, such as municipal bonds and note obligations.

The Company recorded an income tax benefit of $207,000 on a loss before taxes of $25.3 million for the nine months ended September 30, 2009.  Excluding the impact of the goodwill impairment charge, which is non tax-deductible, the Company’s effective tax benefit rate was (12.35%) for the nine months ended September 30, 2009.  For the nine months ended September 30, 2008, the Company recorded an income tax expense of $1.2 million on income before taxes of $3.5 million, resulting in an effective tax rate of 33.91%.  The income tax benefit was due to the utilization of capital tax loss carry-forwards which resulted from the 2007 balance sheet restructuring initiative. As a result of the restructuring, a deferred tax valuation allowance was established against deferred tax assets generated from the capital tax loss carry-forwards.  Since $772,000 of the $2.8 million in gains from the sale of available-for-sale investment securities, recorded during the nine months ended September 30, 2009, were realized in CJB Investment Company, a

Index

wholly-owned subsidiary of Central Jersey Bank, N.A., these gains are considered capital gains and are permitted to be offset against the remaining capital tax loss carry-forwards.  The federal income tax benefit is primarily the result of the reversal of the deferred tax valuation allowance which totaled approximately $262,000.

Note 9.  Fair Value Measurements
The Company has adopted certain provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” for financial assets and financial liabilities.  FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  The adoption of FASB ASC Topic 820 for financial assets and financial liabilities and non-financial assets and non-financial liabilities did not have a significant impact on the Company’s consolidated financial condition or results of operations.

Beginning January 1, 2008, financial assets and financial liabilities recorded at fair value in the consolidated statement of financial condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  FASB ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The three levels of the fair value hierarchy under FASB ASC Topic 820 are described below:

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

Index

Investment securities available-for-sale – Investment securities classified as available-for-sale are reported at fair value utilizing Level II inputs.  For these investment securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Department of the Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the investment security’s terms and conditions, among other things.

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

The following tables summarize financial assets measured fair value on a recurring basis as of September 30, 2009 and December 31, 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	At September 30, 2009
	Level I	Level II	Level III	Total Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored agencies	$--	$10,910	$--	$10,910
Municipal obligations	--	48,516	--	48,516
Mortgage-backed securities of U.S. Government sponsored agencies	--	38,457	--	38,457
Other securities	--	6,480	--	6,480
Total assets measured fair value on a recurring basis	$--	$104,363	$--	$104,363

Index

	At December 31, 2008
	Level I	Level II	Level III	Total Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored agencies	$--	$32,033	$--	$32,033
Municipal obligations	--	4,728	--	4,728
Mortgage-backed securities of U.S. Government sponsored agencies	--	129,411	--	129,411
Other securities	--	4,511	--	4,511
Total assets measured fair value on a recurring basis	$--	$170,683	$--	$170,683

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables summarize financial assets measured at fair value on a nonrecurring basis at September 30, 2009 and December 31, 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	At September 30, 2009
	Level I	Level II	Level III	Total Fair Value
Impaired loans	$--	$--	$17,109	$17,109
Servicing rights	--	--	298	298
Total assets measured fair value on a nonrecurring basis	$--	$--	$17,407	$17,407

	At December 31, 2008
	Level I	Level II	Level III	Total Fair Value
Impaired loans	$--	$--	$1,533	$1,533
Servicing rights	--	--	133	133
Total assets measured fair value on a nonrecurring basis	$--	$--	$1,666	$1,666

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to

Index

estimate the fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008:

Cash and Cash Equivalents (Carried at Cost)
The carrying amounts reported in the Consolidated Statements of Financial Condition for cash and short-term instruments approximate those assets’ fair values.

Securities
The fair value of securities available-for-sale (carried at fair value) and held-to-maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level I), or matrix pricing (Level II), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or nontransferability, and such adjustments are generally based on available market evidence (Level III). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level III investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level III investments.

Loans Receivable (Carried at Cost)
The fair values of loans are estimated using discounted cash flow analyses, using market rates at the dates of the Consolidated Statements of Financial Condition that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Loans Held for Sale (Carried at Lower of Cost or Fair Value)
The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.

Impaired Loans (Generally Carried at Fair Value)
Impaired loans are those that are accounted for under FASB ASC Topic 310, “Receivables,” in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These impaired loans are included as Level III fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value of these impaired loans consists of the loan balances of $9.9 million, net of a valuation allowance of $1.6 million.

Servicing Rights (Carried at Lower of Cost or Fair Value)
The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation incorporates assumptions that market participants would use in estimating future net servicing income. The Company is able to

Index

compare the valuation model inputs and results to widely available published industry data for reasonableness.

Restricted Investment in Bank Stock (Carried at Cost)
The carrying amount of restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable (Carried at Cost)
The carrying amount of accrued interest receivable and accrued interest payable approximates the fair value of such interest receivable and interest payable.

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

Borrowings (Carried at Cost)
Fair values of FHLB advances are estimated using a discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a fair value that is deemed to represent the transfer price if the liability were assumed by a third party.

Subordinated Debt (Carried at Cost)
The fair value of the subordinated debentures is assumed to be the approximate book value since the securities are variable rate.

Off-Balance Sheet Financial Instruments (Disclosed at Cost)
Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

Limitations
Fair value estimates were made at September 30, 2009 and December 31, 2008, based upon pertinent market data and relevant information on each financial instrument. These estimates do not include any premium or discount that could result from an offer to sell the Company’s entire holdings of a particular financial instrument or category thereof at one time. Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments with respect to future loss experience, current economic conditions, risk assessments of various financial instruments involving a myriad of individual borrowers, and other factors. Given the subjective nature of these estimates, the uncertainties surrounding them and other matters of significant judgment that must be applied, these fair value estimations cannot be calculated with precision. Modifications in such assumptions could meaningfully alter these estimates. Since these fair value approximations were made solely for the financial instruments included in the Consolidated Statements of Financial Condition at September 30, 2009 and December 31, 2008, no attempt was made to estimate the value of

Index

anticipated future business or the value of non-financial statement assets or liabilities. Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009		December, 31 2008
	Book value	Fair value	Book value	Fair value
Financial Assets:
Cash and cash equivalents	$70,991	$70,991	$9,767	$9,767
Investment securities available-for-sale	104,363	104,363	170,683	170,683
Investment securities held-to-maturity	9,832	10,245	14,679	15,124
Loans, gross	380,206	377,742	360,998	364,684
Loans held-for-sale	--	--	400	400
Impaired loans, net	18,118	18,118	2,216	2,216
Servicing rights	298	298	133	133
Restricted stock	3,751	3,751	4,982	4,982
Accrued interest receivable	2,224	2,224	2,251	2,251
Financial Liabilities:
Deposits	459,827	461,610	418,815	408,391
Borrowings	54,143	56,028	71,741	72,679
Accrued interest payable	217	217	217	217
Subordinated debentures	5,155	5,159	5,155	5,167
Off-balance sheet financial instruments	$--	$--	$--	$--

Note 10.  Post Retirement Benefits

A consensus was reached that an employer should recognize a liability for future benefits under FASB ASC Topic 715, “Compensation Retirement Benefits,” for an endorsement split-dollar life insurance arrangement.  This liability is to be based on the substantive agreement with the employee.  The consensus is effective for fiscal years beginning after December 15, 2007.

Index

Entities should recognize the effects of applying the consensus on this issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption.  Retrospective application to all prior periods is permitted.

During 2008, Central Jersey Bancorp recognized and recorded a deferred compensation liability of $230,000 for future benefits related to an endorsement split-dollar life insurance arrangement subject to FASB ASC Topic 715.

Note 11.  Goodwill
Goodwill decreased to a zero balance due to an impairment charge recorded during the nine months ended September 30, 2009, compared to a $27.0 million balance at December 31, 2008.  The $27.0 million in goodwill was recorded as an intangible asset on January 1, 2005 in conjunction with the combination of Monmouth Community Bancorp (the predecessor to Central Jersey Bancorp) and Allaire Community Bank.  The goodwill impairment charge is a non-cash adjustment to Central Jersey Bancorp’s financial statements which has no affect on cash flows, liquidity, or tangible capital.  As goodwill is excluded from regulatory capital, the impairment charge had no impact on the regulatory capital ratios of Central Jersey Bancorp or Central Jersey Bank, N.A., both of which remain “well-capitalized” under regulatory requirements.

The goodwill impairment charge was recorded in accordance with FASB ASC Topic 350, “Goodwill and Other Intangibles,” which requires an interim goodwill impairment analysis under certain events, including “a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.”  On May 26, 2009, Central Jersey Bancorp and OceanFirst Financial Corp. (“OceanFirst”), the parent company of OceanFirst Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Central Jersey Bancorp will merge with and into OceanFirst.  As a result of this proposed merger announcement, Central Jersey Bancorp was required to perform an interim goodwill impairment analysis.

Note 12.  Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principle,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the ASC will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, ACS superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the ACS became non-authoritative.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that

Index

occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 855. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 1, Basis of Presentation, for this additional disclosure.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This pronouncement is effective for periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 825 on March 29, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. However, these provisions of FASB ASC Topic 825 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments. See Note 9, Fair Value Measurements, for these additional disclosures.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 320, “Investments — Debt and Equity Securities” and Topic 325 “Investments — Other,” which is designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The pronouncement is effective for periods ending after June 15, 2009. Accordingly, the Company adopted this pronouncement on March 29, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 320 resulted in additional disclosures with respect to the fair value of the Company’s investments with unrealized losses that are not deemed other-than-temporarily impaired. See Note 9, Fair Value Measurements, for these additional disclosures.

Note 13.  Commitments and Contingencies

From time to time, the Company is a party to routine legal proceedings within the normal course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

In addition, on June 8, 2009 and July 15, 2009, purported class action complaints were filed against the Company, each director of the Company (except that Robert S. Vuono was not named in the second class action complaint), and OceanFirst in the Superior Court of New Jersey in Ocean County (the “Court”).  The actions were brought by two separate alleged shareholders of the Company, each on behalf of himself and all others similarly situated.  The complaints allege, among other things, that the directors of the Company are in breach of their fiduciary duties to shareholders in connection with the Company’s entry into the Merger Agreement with OceanFirst.  The complaints also allege that the Company and OceanFirst knowingly assisted the Company’s directors’ alleged breaches of fiduciary duty in connection with the proposed merger.  The complaints seek, among other things, damages and injunctive relief to enjoin the Company, the directors of the Company, and OceanFirst from consummating the transactions contemplated in the Merger Agreement, along with attorneys’ fees and costs.

Index

Plaintiffs applied to the Court for a preliminary injunction, seeking an order to prohibit Central Jersey Bancorp’s shareholders from voting on the merger transaction.  At a hearing on September 22, 2009, the Court denied the plaintiffs’ application for a preliminary injunction.  To date, the plaintiffs have not filed a motion to certify this action as a class action, although they are not precluded from doing so at a later date.

The Company believes that the allegations in the complaints are without merit and intend to continue to vigorously defend against the claims and causes of action asserted in these legal matters.

Note 14.  Proposed Merger

On May 26, 2009, the Company and OceanFirst, the parent company of OceanFirst Bank, entered into the Merger Agreement pursuant to which the Company will merge with and into OceanFirst.  Concurrent with the merger, it is expected that Central Jersey Bank, N.A. will merge with and into OceanFirst Bank. The merger of the Company and OceanFirst is intended to qualify as a tax free reorganization for federal income tax purposes, with shares of the Company exchanged for OceanFirst shares on a tax free basis.

The respective shareholders of Central Jersey Bancorp and OceanFirst approved the merger of Central Jersey Bancorp with and into OceanFirst at special meetings of shareholders held by each company on October 1, 2009.  OceanFirst and Central Jersey Bancorp expect to consummate the merger in the fourth quarter of 2009.  Completion of the merger remains subject to regulatory approval and certain other conditions in accordance with the terms of the Merger Agreement.  Upon closing, Central Jersey Bancorp shareholders will receive 0.50 share of OceanFirst common stock for each Central Jersey Bancorp share held.  If the merger is not consummated under certain circumstances, the Company has agreed to pay OceanFirst a termination fee of $2,400,000.

Index

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis is intended to provide information about the Company’s financial condition as of September 30, 2009 and results of operations for the three and nine months ended September 30, 2009 and 2008.  The following information should be read in conjunction with the Company’s unaudited consolidated financial statements for the three and nine months ended September 30, 2009 and 2008, including the related notes thereto, contained elsewhere in this document.

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

Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, servicing rights and deferred tax assets.  Central Jersey Bancorp performs an annual analysis to test the aggregate balance of goodwill for impairment in accordance with FASB ASC Topic 350, “Goodwill and Other Intangibles.”  For purposes of the goodwill impairment evaluation, Central Jersey Bancorp is identified as the reporting unit.  The fair value of goodwill is determined using standard valuation methodologies similar to those used to determine the fair value of goodwill in a business combination, including a review of comparable transactions.  If the carrying amount of goodwill pursuant to this analysis were to exceed the implied fair value of goodwill, an impairment loss would be recognized.

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

Index

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

On a quarterly basis, Central Jersey Bank, N.A. evaluates investment securities for other-than-temporary impairment.  For individual investment securities classified as either available-for-sale or held-to-maturity, a determination is made as to whether a decline in fair value below the amortized cost basis is other than temporary.  If the decline in fair value is judged to be other than temporary, the cost basis of the individual investment security shall be written down to fair value and the amount of the write-down shall be recognized in earnings.  Subsequent increases in the fair value of available-for-sale securities shall be included as a separate component of equity; subsequent decreases in fair value, if not an other-than-temporary impairment, also shall be included as a separate component of equity. After evaluation, as of September 30, 2009, Central Jersey Bank, N.A. noted no other-than-temporary impairment.  The overall investment security portfolio is in an unrealized gain position and does not reflect any significant individual investment security losses.

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

Index

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

The allowance for loan losses is based upon the Interagency Policy Statement on the Allowance for Loan and Lease Losses issued jointly by the federal banking agencies on December 13, 2006 (OCC Bulletin 2006-47) and management’s evaluation of the adequacy of the allowance, including an assessment of:  (a) known and inherent risks in the loan portfolio, (b) the size and composition of the loan portfolio, (c) actual loan loss experience, (d) the level of delinquencies, (e) the individual loans for which full collectibility may not be assured, (f) the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and (g) the current economic and market conditions.  Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  Various regulatory agencies, as an integral part of their examination process, periodically review Central Jersey Bank, N.A.’s allowance for loan losses.  Such agencies may require Central Jersey Bank, N.A. to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of Central Jersey Bank, N.A.’s loans are secured by real estate in the State of New Jersey.  Accordingly, the collectibility of a substantial portion of the carrying value of Central Jersey Bank, N.A.’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic climate.  Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond Central Jersey Bank, N.A.’s control.  Management believes that the allowance for loan losses is adequate as of September 30, 2009.

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

Index

Comprehensive income is segregated into net income and other comprehensive income.  Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available-for-sale. Comprehensive income is presented in the Consolidated Statements of Changes in Shareholders’ Equity.

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

The Company originates SBA loans and, when favorable market conditions exist, sells up to 90% of the outstanding loan balance to investors, with servicing retained.  Servicing rights fees, which are usually based on a percentage of the outstanding principal balance of the loan, are recorded for servicing functions. The Company accounts for its transfers and servicing of financial assets in accordance with FASB ASC Topic 860, “Transfers and Servicing.” The Company records servicing rights based on the fair values at the date of sale.

Core deposit premiums represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on an accelerated basis over a period of ten years.  The amortization of the core deposit premiums is recorded in other operating expenses.

Long-lived assets including goodwill and certain identifiable intangibles are periodically evaluated for impairment in value.  Long-lived assets and deferred costs are typically measured whenever events or circumstances indicate that the carrying amount may not be recoverable.  Certain identifiable intangibles and goodwill are evaluated for impairment at least annually utilizing the “market approach” as prescribed by FASB ASC Topic 350.  Asset impairment is recorded when required. Intangible assets consist of goodwill, core deposit premiums and servicing rights.  Goodwill represents the excess of the purchase price over the estimated fair value of identifiable net assets acquired through purchase acquisitions.  In accordance with FASB ASC Topic 350, goodwill with an indefinite useful life is not amortized, but is evaluated for impairment on an annual basis and on an interim basis when indicators of impairment exist.

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

Index

of the Treasury’s Capital Purchase Program, as further described herein.

Overview

Central Jersey Bancorp, the parent company of Central Jersey Bank, N.A., reported net income and net income available to common shareholders of $920,000 and $734,000, respectively, for the three months ended September 30, 2009, as compared to $1.03 million for both for the same period in 2008.  The net income available to common shareholders figure takes into account $186,000 in preferred stock dividends paid to the U.S. Department of the Treasury as part of the Capital Purchase Program during the three months ended September 30, 2009.  Basic and diluted earnings per common share for the three months ended September 30, 2009 and 2008 were $0.08 and $0.11, respectively.

For the nine months ended September 30, 2009, Central Jersey Bancorp reported a net loss and a net loss available to common shareholders of $25.1 million and $25.6 million, respectively, as compared to $2.3 million for both for the same period in 2008.  The net income available to common shareholders figure takes into account $557,000 in preferred stock dividends paid to the U.S. Department of the Treasury as part of the Capital Purchase Program during the nine months ended September 30, 2009.  The decrease in net income is primarily attributable to $4.5 million in provision for loan losses recorded during the nine months ended September 30, 2009, resulting from credit deterioration due to general economic conditions.  This charge was partly mitigated by $2.8 million in gains realized from the sale of investment securities during the period.  Central Jersey Bancorp recognized a second quarter $27.0 million goodwill impairment charge, resulting in a net loss available to common shareholders of $25.6 million for the first nine months of 2009.  Basic and diluted loss per common share for the nine months ended September 30, 2009 were ($2.82), as compared to basic and diluted earnings per common share of $0.25 and $0.24, respectively, for the same period in 2008.  Per share earnings were adjusted in all periods to reflect the 5% stock dividend paid on July 1, 2008.

 The $27.0 million in goodwill was recorded on January 1, 2005 in conjunction with Central Jersey Bancorp’s combination with Allaire Community Bank.  The goodwill impairment charge was a non-cash adjustment to Central Jersey Bancorp’s financial statements which did not affect cash flows, liquidity, or tangible capital.  As goodwill is excluded from regulatory capital, the impairment charge did not impact regulatory capital ratios of Central Jersey Bancorp or Central Jersey Bank, N.A., both of which remain “well-capitalized” under regulatory requirements.  The goodwill impairment charge was recorded in accordance with FASB ASC Topic 350, which requires an interim goodwill impairment analysis under certain events including “a more-likely-than-not expectation that a reporting unit will be sold.”

The respective shareholders of Central Jersey Bancorp and OceanFirst approved the merger of Central Jersey Bancorp with and into OceanFirst at special meetings of shareholders held by each company on October 1, 2009.  OceanFirst and Central Jersey Bancorp expect to consummate the merger in the fourth quarter of 2009.  Completion of the merger remains subject to regulatory approval and certain other conditions in accordance with the terms of the Merger Agreement.  Upon closing, Central Jersey Bancorp shareholders will receive 0.50 share of OceanFirst common stock for each Central Jersey Bancorp share held.

Total assets of $577.7 million at September 30, 2009 were comprised primarily of $371.5 million in net loans, $114.2 million in investment securities and $71.0 million in cash and cash

Index

equivalents, as compared to total assets of $599.4 million at December 31, 2008, which primarily consisted of $356.3 million in net loans, $185.4 million in investment securities, $9.8 million in cash and cash equivalents and $400,000 in residential loans held-for-sale.  Total assets at September 30, 2009 were funded primarily through deposits totaling $459.8 million and other borrowings totaling $54.1 million, as compared to deposits totaling $418.8 million and other borrowings totaling $71.7 million at December 31, 2008.

Non-performing/impaired loans totaled $21.1 million at September 30, 2009, as compared to $2.7 million at December 31, 2008.  Of that amount, non-accrual loans totaled $9.3 million at September 30, 2009, as compared to $2.5 million at December 31, 2008.  The increase in non-performing/impaired loans was due primarily to 18 commercial loans which were placed on non-accrual status and/or deemed to be impaired during the nine months ended September 30, 2009.  Specific allowance for loan loss required for impaired loans totaled $3.0 million at September 30, 2009, as compared to $474,000 at December 31, 2008. There were $2,000 and $717,000, respectively, in loan charge-offs during the three and nine months ended September 30, 2009, as compared to no loan charge-offs for the same periods in 2008. There were $17,000 and $138,000, respectively, in loan loss recoveries during the three and nine months ended September 30, 2009, as compared to $4,000 and $10,000, respectively, for the same periods in 2008.

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

For the Three Months Ended September 30, 2009 and 2008

Net Interest Income

Net interest income was $4.7 million for the three months ended September 30, 2009, as compared to $5.0 million for the same period in 2008.  Net interest income for the three months ended September 30, 2009 and 2008 was comprised primarily of $5.3 million and $5.4 million, respectively, in interest and fees on loans, $1.2 million and $2.0 million, respectively, in interest on investment securities and $61,000 and $60,000, respectively, in interest income on federal funds sold and due from banks, less interest expense on deposits of $1.7 million and $1.9 million, respectively, interest expense on borrowed funds of $236,000 and $429,000, respectively, and interest expense on subordinated debentures of $43,000 and $78,000, respectively. The net interest margin for the three months ended September 30, 2009 was 3.38%, as compared to 3.99% for the same period in 2008.

Interest income was $6.7 million for the three months ended September 30, 2009, as compared to

Index

$7.4 million for the same period in 2008.  This represents a decrease of $778,000, or 10.5%.  The average yield on interest–earning assets decreased to 4.33% for the three months ended September 30, 2009, from 5.87% for the same period in 2008.  The decrease in the average yield on interest-earning assets for the three months ended September 30, 2009 was primarily due to the significant reduction in the general level of short term interest rates, including the 500 basis point reduction in the Prime Rate of interest which occurred between September 2007 and December 2008 and the sale of higher yielding investment securities.    Average interest-earning assets, which were 97.5% of average total assets, totaled $569.1 million for the three months ended September 30, 2009, and were comprised of $379.6 million in loans, $172.6 million in investment securities, $12.2 million in federal funds sold and $4.8 million in other interest bearing deposits.

Interest expense was $1.9 million for the three months ended September 30, 2009, as compared to $2.5 million for the same period in 2008.  This represents a decrease of $534,000, or 21.6%.  The decrease was due primarily to average cost of deposits and interest bearing liabilities which decreased to an average cost of 1.71% for the three months ended September 30, 2009 from an average cost of 2.66% for the same period in 2008. Average interest-bearing deposits totaled $368.0 million for the three months ended September 30, 2009, as compared to $319.7 million for the same period in 2008, an increase of $48.2 million, or 15.1%, and were comprised of $147.9 million in interest-bearing checking and money market deposits, $53.2 million in savings deposits and $166.8 million in time deposits.  Interest expense associated with borrowings and subordinated debentures totaled $236,000 and $43,000, respectively, for the three months ended September 30, 2009, as compared to $429,000 and $78,000, respectively, for the same period in 2008.  Borrowings for the three months ended September 30, 2009 averaged $71.0 million, as compared to $53.2 million for the same period in 2008.  The increase was due to growth in the bank subsidiary’s sweep account product for business customers and in FHLB advances.  The FHLB advances were used to fund interest-earning assets during the period.

Provision for Loan Losses

For the three months ended September 30, 2009, the provision for loan losses was $1.1 million, as compared to $252,000 for the same period in 2008.  The recorded provision for loan losses was mostly related to the risk rating downgrade of certain loans, a $1.4 million increase in the specific reserve of certain impaired loans and loan charge-offs totaling $2,000.  The significant increase in the provision for loan losses is due to the credit deterioration of certain commercial loans as a result of general economic conditions.  There were $2,000 in loan charge-offs during the three months ended September 30, 2009, as compared to no loan charge-offs for the same period in 2008.   Loan loss recoveries totaled $17,000 during the three months ended September 30, 2009, as compared to $4,000 for the same period in 2008.

Non-Interest Income

Non-interest income, which consists of gains on the sale of investment securities available-for-sale, service charges on deposit accounts, gains on the sale of loans held-for-sale and income from bank owned life insurance was $1.5 million for the three months ended September 30, 2009, as compared to $844,000 for the same period in 2008.  Gains on the sale of investment securities available-for-sale totaled $731,000 for the three months ended September 30, 2009, as compared to $340,000 for the same period in 2008. These gains were generated as a result of favorable market conditions due to the low interest rate environment.  Gains on the sale of loans held-for-sale were $304,000 for the three months ended September 30, 2009, as compared to $81,000 for the three

Index

months ended September 30, 2008.  The increase in gains on the sale of loans held-for-sale was due to fees realized from the sale and servicing of SBA loans for the three months ended September 30, 2009.  Servicing rights fees recorded in conjunction with SBA loans sold were $104,000 for the three months ended September 30, 2009, as compared to $28,000 for the same period in 2008.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2009 was $4.1 million, as compared to $4.0 million for the same period in 2008.  Non-interest expense generally includes costs associated with employee salaries and benefits, occupancy expenses, data processing fees, core deposit intangible amortization, and other operating expenses.

The table below presents non-interest expense, by major category, for the three months ended September 30, 2009 and 2008 (in thousands):

	Three months ended
	September 30,
Non-Interest Expense	2009	2008
Salaries and employee benefits	$1,964	$1,975
Net occupancy expenses	487	478
Premises and equipment depreciation	262	159
Data processing fees	245	272
Legal fees	239	55
Outside service fees	223	200
FDIC deposit insurance premiums	150	71
Core deposit intangible amortization	103	121
Advertising and marketing expenses	49	52
Printing, stationery and supplies	28	71
Audit and tax fees	25	145
Other operating expenses	293	392
Total	$4,068	$3,991

Income Tax Expense

The Company recorded an income tax expense of $136,000 on income before taxes of $1.1 million for the three months ended September 30, 2009, resulting in an effective tax rate of 12.9%.  For the three months ended September 30, 2008, the Company recorded an income tax expense of $536,000 on income before taxes of $1.6 million, resulting in an effective tax rate of 34.34%.  The reduction in the Company’s effective tax rate was primarily the result of a larger proportion of the Company’s income being derived from tax-exempt sources, such as municipal bonds and note obligations, and the utilization of the income tax benefit.

For the Nine Months Ended September 30, 2009 and 2008

Net Interest Income

Net interest income was $13.8 million for the nine months ended September 30, 2009, as compared to $13.6 million for the same period in 2008.  Net interest income for the nine months ended September 30, 2009 and 2008 was comprised primarily of $15.4 million and $15.8 million,

Index

respectively, in interest and fees on loans, $4.6 million and $5.5 million, respectively, in interest on investment securities and $198,000 and $332,000, respectively, in interest income on federal funds sold and due from banks, less interest expense on deposits of $5.6 million and $6.9 million, respectively, interest expense on borrowed funds of $730,000 and $989,000, respectively, and interest expense on subordinated debentures of $150,000 and $252,000, respectively. The net interest margin for the nine months ended September 30, 2009 was 3.35%, as compared to 3.78% for the same period in 2008.

Interest income was $20.2 million for the nine months ended September 30, 2009, as compared to $21.7 million for the same period in 2008.  This represents a decrease of $1.5 million, or 7.0%.  The average yield on interest–earning assets decreased to 4.98% for the nine months ended September 30, 2009, from 5.96% for the same period in 2008.  The decrease in the average yield on interest-earning assets for the nine months ended September 30, 2009 was primarily due to the significant reduction in the general level of short term interest rates, including the 500 basis point reduction in the Prime Rate of interest which occurred between September 2007 and December 2008 and the sale of higher yielding investment securities.  Average interest-earning assets, which were 94.0% of average total assets, totaled $560.3 million for the nine months ended September 30, 2009, and were comprised of $370.2 million in loans, $180.1 million in investment securities, $4.7 million in federal funds sold and $5.3 million in other interest bearing deposits.

Interest expense was $6.4 million for the nine months ended September 30, 2009, as compared to $8.1 million for the same period in 2008.  This represents a decrease of $1.7 million, or 20.7%.  The decrease was due primarily to average cost of deposits and interest bearing liabilities which decreased to an average cost of 1.90% for the nine months ended September 30, 2009 from an average cost of 2.77% for the same period in 2008. Average interest-bearing deposits totaled $360.1 million for the nine months ended September 30, 2009, as compared to $322.2 million for the same period in 2008, an increase of $37.9 million, or 11.8%, and were comprised of $140.6 million in interest-bearing checking and money market deposits, $57.5 million in savings deposits and $162.0 million in time deposits.  Interest expense associated with borrowings and subordinated debentures totaled $730,000 and $150,000, respectively, for the nine months ended September 30, 2009, as compared to $989,000 and $252,000, respectively, for the same period in 2008.  Borrowings for the nine months ended September 30, 2009 averaged $80.1 million, as compared to $55.9 million for the same period in 2008.  The increase was due to growth in the bank subsidiary’s sweep account product for business customers and in FHLB advances.  The FHLB advances were used to fund interest-earning assets during the period.

Provision for Loan Losses

For the nine months ended September 30, 2009, the provision for loan losses was $4.5 million, as compared to $399,000 for the same period in 2008.  The recorded provision for loan losses was mostly related to the risk rating downgrade of certain loans, a $2.5 million increase in the specific reserve of certain impaired loans and loan charge-offs totaling $717,000.  The significant increase in the provision for loan losses is due to the credit deterioration of certain commercial loans as a result of general economic conditions.  There were $717,000 in loan charge-offs during the nine months ended September 30, 2009, as compared to no loan charge-offs for the same period in 2008.   Loan loss recoveries totaled $137,000 during the nine months ended September 30, 2009, as compared to $11,000 for the same period in 2008.

Index

Non-Interest Income

Non-interest income, which consists of gains on the sale of investment securities available-for-sale, service charges on deposit accounts, income from bank owned life insurance and gains on the sale of loans held-for-sale, was $4.5 million for the nine months ended September 30, 2009, as compared to $2.0 million for the same period in 2008.  Gains on the sale of investment securities available-for-sale totaled $2.8 million for the nine months ended September 30, 2009, as compared to $402,000 for the same period in 2008. These gains were generated as a result of favorable market conditions due to the low interest rate environment.  Gains on the sale of loans held-for-sale were $510,000 for the nine months ended September 30, 2009, as compared to $348,000 for the same period in 2008. The increase in gains on the sale of loans held-for-sale was due to fees realized from the sale and servicing of SBA loans for the nine months ended September 30, 2009.  Servicing rights fees recorded in conjunction with SBA loans sold were $173,000 for the nine months ended September 30, 2009, as compared to $135,000 for the same period in 2008.  The secondary market for SBA loans has been soft since the latter part of 2008 and, as a result, most newly originated SBA loans were held in Central Jersey Bank, N.A.’s loan portfolio.

Non-Interest Expense

Excluding the $27.0 million non-cash goodwill impairment charge recorded for the nine months ended September 30, 2009, non-interest expense was $12.1 million, as compared to $11.7 million for the same period in 2008.  Non-interest expense generally includes costs associated with employee salaries and benefits, occupancy expenses, data processing fees, core deposit intangible amortization, and other operating expenses.

The $27.0 million in goodwill was recorded as an intangible asset on January 1, 2005 in conjunction with the combination of Monmouth Community Bancorp (the predecessor to Central Jersey Bancorp) and Allaire Community Bank.  The goodwill impairment charge is a non-cash adjustment to Central Jersey Bancorp’s financial statements which has no affect on cash flows, liquidity, or tangible capital.  As goodwill is excluded from regulatory capital, the impairment charge had no impact on regulatory capital ratios of Central Jersey Bancorp or Central Jersey Bank, N.A., both of which remain “well-capitalized” under regulatory requirements.  The goodwill impairment charge was recorded in accordance with FASB ASC Topic 350, which requires an interim goodwill impairment analysis under certain events.

On February 27, 2009 the Board of Directors of the FDIC voted to amend the restoration plan for the Deposit Insurance Fund. The Board also took action to ensure the continued strength of the insurance fund by imposing a special assessment on insured institutions of 5 basis points, implementing changes to the risk-based assessment system, and setting rates beginning the second quarter of 2009.  The special assessment payment was made September 30, 2009; however, in accordance with the rule, the full amount of $279,000 was accrued in the second quarter of 2009, when the June 30 deposits were measurable.

Index

The table below presents non-interest expense, excluding the $27.0 million non-cash goodwill impairment charge, by major category, for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine months ended
	September 30,
Non-Interest Expense	2009	2008
Salaries and employee benefits	$5,774	$5,841
Net occupancy expenses	1,422	1,385
Premises and equipment depreciation	760	485
Data processing fees	709	708
Outside service fees	603	626
FDIC deposit insurance premiums	580	210
Legal fees	429	165
Core deposit intangible amortization	310	362
Audit and tax fees	228	305
Advertising and marketing expenses	166	191
Printing, stationery and supplies	140	174
Other operating expenses	984	1,238
Total	$12,105	$11,690

Income Tax (Benefit) Expense

The Company recorded an income tax benefit of $207,000 on a loss before taxes of $25.3 million for the nine months ended September 30, 2009.  Excluding the impact of the goodwill impairment charge, which is non tax-deductible, the Company’s effective tax benefit rate was (12.35%) for the nine months ended September 30, 2009.  For the nine months ended September 30, 2008, the Company recorded an income tax expense of $1.2 million on income before taxes of $3.5 million, resulting in an effective tax rate of 33.91%.  The income tax benefit was due to the utilization of capital tax loss carry-forwards which resulted from the 2007 balance sheet restructuring initiative. As a result of the restructuring, a deferred tax valuation allowance was established against deferred tax assets generated from the capital tax loss carry-forwards.  Since $772,000 of the $2.8 million in gains from the sale of available-for-sale investment securities, recorded during the nine months ended September 30, 2009, were realized in CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A., these gains are considered capital gains and are permitted to be offset against the remaining capital tax loss carry-forwards.  The federal income tax benefit is primarily the result of the reversal of the deferred tax valuation allowance which totaled approximately $262,000.

Index

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on hand, due from banks and federal funds sold.  At September 30, 2009, cash and cash equivalents were $71.0 million, an increase of $61.2 million, from the December 31, 2008 total of $9.8 million.  The increase in liquidity is due primarily to the timing of cash flows related to Central Jersey Bank, N.A.’s business activities and the sale of investment securities.

Investment Portfolio

Investment securities totaled $114.2 million at September 30, 2009, a decrease of $71.2 million, or 38.4%, from the December 31, 2008 total of $185.4 million.  The decrease was primarily due to the sale of $119.4 million of mortgage backed securities, $37.1 million of municipal bond and note obligations and $10.0 million of government-sponsored agency securities.  For the nine months ended September 30, 2009, principal pay downs of securities totaled $24.6 million, purchases of mortgage-backed securities totaled $43.2 million, municipal bond and note obligations totaled $94.1 million, purchases of government-sponsored agency securities totaled $21.8 million, $35.3 million of government-sponsored agency securities were matured and/or called, $707,000 of municipal bonds were matured and/or called and net premium/discount amortization totaled $2.4 million.  In addition, at September 30, 2009, the net change of the unrealized gain on available-for-sale securities decreased by $881,000 from December 31, 2008.

Loan Portfolio

Loans, net of the allowance for loan losses, totaled $371.5 million at September 30, 2009, an increase of $15.2 million, or 4.3%, over the $356.3 million balance at December 31, 2008.  Gross loans totaled $380.2 million at September 30, 2009, an increase of $19.2 million, or 5.3%, over the $361.0 million balance at December 31, 2008.  The increase in loan balances was due primarily to the origination of commercial real estate loans, consumer home equity loans and lines of credit during the period off set by principal pay downs.

Loan portfolio composition remained fairly consistent at September 30, 2009, with commercial loans as a percentage of total loans outstanding increasing to 81.9% at September 30, 2009 from 84.5% at December 31, 2008.

There were no loans held-for-sale at September 30, 2009, as compared to $400,000 at December 31, 2008.  The decrease in loans held-for-sale is due primarily to the timing of residential mortgage loan closings.

Allowance for Loan Losses and Related Provision

The allowance for loan losses, which began the year at $4.7 million, or 1.31% of total loans, increased to $8.7 million at September 30, 2009, or 2.21% of total loans. There were $2,000 and $717,000, respectively, in loan charge-offs during the three and nine months ended September 30, 2009, as compared to no loan charge-offs for the same periods in 2008. There were $17,000 and $138,000, respectively, in loan loss recoveries during the three and nine months ended September 30, 2009, as compared to $4,000 and $10,000, respectively, for the same periods in 2008.

Index

For the three and nine months ended September 30, 2009, the provision for loan losses was $1.1 million and $4.5 million, respectively, as compared to $252,000 and $399,000, respectively, for the same periods in 2008.  The recorded provision for loan losses was mostly related to the credit risk rating downgrade of certain performing  loans, a $2.5 million increase in the specific reserve of certain impaired loans and loan charge-offs totaling $717,000.  The significant increase in the provision for loan losses is due to the credit deterioration of certain commercial and commercial real estate loans as a result of general economic conditions

Non-Performing Loans/Impaired Loans

Loans are considered to be non-performing if they (a) are on a non-accrual basis, (b) are past due ninety days or more and still accruing interest, (c) have been renegotiated to provide a reduction or deferral of interest because of a weakening in the financial position of the borrowers, or (d) have been deemed to be impaired in accordance with FASB ASC Topic 310, “Receivables.”  A loan, which is past due ninety days or more and still accruing interest, remains on accrual status only when it is both adequately secured as to principal and is in the process of collection.

When necessary, Central Jersey Bancorp performs individual loan reviews in accordance with FASB ASC Topic 310, to determine whether any individually reviewed loans are impaired and, if impaired, measures a valuation allowance allocation in accordance with FASB ASC Topic 310.  A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms.  The Company considers loans on non-accrual status or risk rated “8” or higher as impaired and automatically subject to a FASB ASC Topic 310 review.  In addition, any other loan that management considers possibly impaired due to deteriorating conditions or for any other reasons, is, at management’s discretion, subject to a FASB ASC Topic 310 review.

Non-performing/impaired loans totaled $21.1 million at September 30, 2009, as compared to $2.7 million at December 31, 2008.  Of that amount, non-accrual loans totaled $9.3 million at September 30, 2009, as compared to $2.5 million at December 31, 2008.  The increase in non-performing/impaired loans was due primarily to certain commercial loans which were placed on non-accrual status and/or deemed to be impaired during the nine months ended September 30, 2009.  Specific allowance for loan loss required for impaired loans totaled $3.0 million at September 30, 2009, as compared to $474,000 at December 31, 2008.

If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $109,000 and $361,000, respectively, for the three and nine months ended September 30, 2009.  At September 30, 2009, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status.

The Company’s policy for interest income recognition on impaired loans is to recognize income on currently performing restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company does not recognize income. No interest income was recognized on impaired loans subsequent to classification as impaired in 2009. Total cash collected on impaired loans during the three and nine months ended September 30, 2009 was $44,000 and $189,000, respectively, all of which was credited to the principal balance

Index

outstanding, as compared to no cash collected on impaired loans for the same periods in 2008.

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

As of September 30, 2009, loans on the watch list totaled $41.9 million, as compared to $26.0 million at December 31, 2008. This increase was representative of the change in the risk profile of the loan portfolio.  Loans which were risk rated “special mention” decreased by $10.2 million, to $12.9 million, at September 30, 2009, from $23.1 million at December 31, 2008.  Loans which were risk rated “substandard” increased by $20.7 million, to $23.5 million, at September 30, 2009, from $2.8 million at December 31, 2008.  Loans which were risk rated “doubtful” increased by $4.8 million, to $4.9 million at September 30, 2009, from $50,000 at December 31, 2008. Loans which were risk rated “loss” increased by $355,000, to $449,000 at September 30, 2009, as compared to $94,000 at December 31, 2008.  A majority of the risk rating downgrades occurred in the commercial mortgage loan portfolio as a result of general economic conditions.

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

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The contract or notional amount of financial instruments which represent credit risk at September 30, 2009 and December 31, 2008 is as follows (in thousands):

	September 30,	December 31,
	2009	2008
Standby letters of credit	$2,167	$2,206
Outstanding loan and credit line commitments	$70,973	$65,079

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party.  The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers.  All of Central Jersey Bank, N.A.’s outstanding standby letters of credit are performance standby letters within the scope of the FASB ASC Topic 952.  These are irrevocable undertakings by Central Jersey Bank, N.A., as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation.  Most

Index

of Central Jersey Bank, N.A.’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The maximum potential future payments Central Jersey Bank, N.A. could be required to make equals the face amount of the letters of credit.  Central Jersey Bank, N.A.’s liability for performance standby letters of credit was immaterial at September 30, 2009 and December 31, 2008.

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

Deposits

One of Central Jersey Bancorp’s primary strategies is the accumulation and retention of core deposits.  Core deposits are defined as all deposits with the exception of certificates of deposits in excess of $100,000.  Deposits, at September 30, 2009, totaled $459.8 million, an increase of $41.0 million, or 9.79%, over the December 31, 2008 total of $418.8 million.  The increase in deposit balances was reflective of continued core deposit growth that occurred throughout Central Jersey Bank, N.A.’s retail franchise.  Core deposits as a percentage of total deposits were 79.4% at September 30, 2009 and 82.5% at December 31, 2008.

Borrowings

Borrowings were $54.1 million at September 30, 2009, as compared to $71.7 million at December 31, 2008. Borrowings typically include wholesale borrowing arrangements with correspondent banks as well as arrangements with deposit customers of Central Jersey Bank, N.A. to sweep funds into short-term borrowings.  As of September 30, 2009, borrowings included $33.0 million in bank sweep funds and $21.2 million in Federal Home Loan Bank callable advances.  These borrowings were used to fund interest-earning assets. Central Jersey Bank, N.A. uses investment securities to pledge as collateral for repurchase agreements.  At September 30, 2009 and December 31, 2008, Central Jersey Bank, N.A. had unused lines of credit with the FHLB of $31.6 million and $33.8 million, respectively.

Liquidity and Capital Resources

Liquidity defines the ability of Central Jersey Bank, N.A. to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis.  An important component of a bank’s asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements.  The liquidity needs of Central Jersey Bank, N.A. have been primarily met by cash on hand, loan and investment amortizations and borrowings.  Central Jersey Bank, N.A. invests funds not needed for operations (excess liquidity) primarily in daily federal funds sold.  During the nine months ended September 30, 2009, Central Jersey Bank, N.A. continued to maintain a large secondary source of liquidity known as investment securities available-for-

Index

sale.  The fair value of that portfolio was $104.4 million at September 30, 2009 and $170.7 million at December 31, 2008.

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

Supplemental sources of liquidity include large certificates of deposit, wholesale and retail repurchase agreements, and lines of credit with correspondent banks.  Correspondent banks, which are typically referred to as “banker’s banks,” offer essential services such as cash letter processing, investment services, loan participation support, wire transfer operations and other traditional banking services.  Brokered deposits, which are deposits obtained, directly or indirectly, from or through the mediation or assistance of a deposit broker, may be utilized as supplemental sources of liquidity in accordance with Central Jersey Bank, N.A.’s balance sheet management policy.  Contingent liquidity sources may include off-balance sheet funds, such as advances from both the FHLB and the Federal Reserve Bank, and federal funds purchase lines with “upstream” correspondents.  An additional source of liquidity is made available by curtailing loan activity and instead using the available cash to fund short-term investments such as overnight federal funds sold or other approved investments maturing in less than one year.  In addition, future expansion of Central Jersey Bank, N.A.’s retail banking network is expected to create additional sources of liquidity from new deposit customer relationships.  Available liquidity and borrowing capacity is reviewed by management on a monthly basis.  As of September 30, 2009, the Company’s liquidity surplus was $127.0 million.

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

Quantitative measures established by regulation to ensure capital adequacy require Central Jersey Bank, N.A. to maintain minimum amounts and ratios (set forth in the following table) of Total Capital and Tier 1 Capital to risk weighted assets and of Tier 1 Capital to average assets (leverage ratio).  As of September 30, 2009, Central Jersey Bancorp and Central Jersey Bank, N.A. met all capital adequacy requirements to which they were subject.

The following is a summary of Central Jersey Bank, N.A.’s and Central Jersey Bancorp’s actual capital ratios as of September 30, 2009 and December 31, 2008, compared to the minimum

Index

capital adequacy requirements and the requirements for classification as a “well-capitalized” institution:

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Asset Ratio		Total Capital to Risk Weighted Asset Ratio
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Actual Ratios	2009	2008	2009	2008	2009	2008

Central Jersey Bancorp	9.82%	10.20%	12.73%	13.91%	13.99%	15.09%
Central Jersey Bank, N.A.	10.00%	10.33%	12.97%	14.05%	14.23%	15.24%

Required Regulatory Ratios
“Adequately capitalized” institution (under federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

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

Index

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

Index

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

As previously reported in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2009, on June 8, 2009 and July 15, 2009, purported class action complaints were filed against the Company, each director of the Company (except that Robert S. Vuono was not named in the second class action complaint), and OceanFirst in the Superior Court of New Jersey in Ocean County.  The actions were brought by two separate alleged shareholders of the Company, each on behalf of himself and all others similarly situated.  The complaints allege, among other things, that the directors of the Company are in breach of their fiduciary duties to shareholders in connection with the Company’s entry into the Merger Agreement with OceanFirst.  The complaints also allege that the Company and OceanFirst knowingly assisted the Company’s directors’ alleged breaches of fiduciary duty in connection with the proposed merger.  The complaints seek, among other things, damages and injunctive relief to enjoin the Company, the directors of the Company, and OceanFirst from consummating the transactions contemplated in the Merger Agreement, along with attorneys’ fees and costs.

Plaintiffs applied to the Court for a preliminary injunction, seeking an order to prohibit Central Jersey Bancorp’s shareholders from voting on the merger transaction.  At a hearing on September 22, 2009, the Court denied the plaintiffs’ application for a preliminary injunction.  To date, the plaintiffs have not filed a motion to certify this action as a class action, although they are not precluded from doing so at a later date.

The Company believes that the allegations in the complaints are without merit and intend to continue to vigorously defend against the claims and causes of action asserted in these legal matters.

Item 1A.    Risk Factors

Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Index

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.    Other Information

On May 26, 2009, the Company and OceanFirst, the parent company of OceanFirst Bank, entered into the Merger Agreement pursuant to which the Company will merge with and into OceanFirst.  Concurrent with the merger, it is expected that Central Jersey Bank, N.A. will merge with and into OceanFirst Bank. The merger of the Company and OceanFirst is intended to qualify as a tax free reorganization for federal income tax purposes, with shares of the Company exchanged for OceanFirst shares on a tax free basis.

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

The respective shareholders of Central Jersey Bancorp and OceanFirst approved the merger of Central Jersey Bancorp with and into OceanFirst at special meetings of shareholders held by each company on October 1, 2009.  OceanFirst and Central Jersey Bancorp expect to consummate the merger in the fourth quarter of 2009.  Completion of the merger remains subject to regulatory approval and certain other conditions in accordance with the terms of the Merger Agreement.  Upon closing, Central Jersey Bancorp shareholders will receive 0.50 share of OceanFirst common stock for each Central Jersey Bancorp share held.  If the merger is not consummated under certain circumstances, the Company has agreed to pay OceanFirst a termination fee of $2,400,000.

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

Central Jersey Bancorp
Registrant

Date: November 9, 2009	/s/ James S. Vaccaro
James S. Vaccaro
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2009	/s/ Anthony Giordano, III
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

2.2
Agreement and Plan of Acquisition, dated as of September 30, 2004, by and between the Registrant and Allaire Community Bank (“Allaire”):  Upon the request of the Securities and Exchange Commission (the “SEC”), the Registrant agrees to furnish a copy of Exhibit A – Voting Agreement of Allaire Stockholders and Voting Agreement of the Registrant’s Shareholders; Exhibit B – Allaire Affiliate Agreement, Exhibit C – Opinion of Giordano, Halleran & Ciesla, P.C., as counsel to the Registrant, and Exhibit D – Opinion of Frieri Conroy & Lombardo, LLC, as counsel to Allaire, and the following Schedules:  Schedule 1.10(a) – Composition of the Registrant’s Board of Directors; Schedule 1.10(b) – Composition of Allaire and Monmouth Community Bank Boards of Directors; Schedule 1.10(c) - Executive Officers of the Registrant, Allaire and Monmouth Community Bank; Schedule 3.02(a) – Stock Options (Allaire); Schedule 3.02(b) – Subsidiaries (Allaire); Schedule 3.08 – Absence of Changes or Events (Allaire); Schedule 3.09 – Loan Portfolio (Allaire); Schedule 3.10 – Legal Proceedings (Allaire); Schedule 3.11 – Tax Information (Allaire); Schedule 3.12(a) – Employee Benefit Plans (Allaire); Schedule 3.12(b) – Defined Benefit Plans (Allaire); Schedule 3.12(h) – Payments or Obligations (Allaire); Schedule 3.12(m) – Grantor or “Rabbi” Trusts (Allaire); Schedule 3.12(n) – Retirement Benefits (Allaire); Schedule 3.13(c) – Buildings and Structures (Allaire); Schedule 3.14(a) – Real Estate (Allaire); Schedule 3.14(b) – Leases (Allaire); Schedule 3.16(a) – Material Contracts (Allaire); Schedule 3.16(c) – Certain Other Contracts (Allaire); Schedule 3.16(d) – Effect on Contracts and Consents (Allaire); Schedule 3.18 – Registration Obligations (Allaire); Schedule 3.20 – Insurance (Allaire); Schedule 3.21(b) – Benefit or Compensation Plans (Allaire); Schedule 3.21(d) – Labor Relations (Allaire); Schedule 3.22 – Compliance with Applicable Laws (Allaire); Schedule 3.23 – Transactions with Management (Allaire); Schedule 3.25 – Deposits (Allaire); Schedule 4.02(a) – Stock Options (Registrant); Schedule 4.02(b) – Subsidiaries (Registrant); Schedule 4.08 – Absence of Changes or Events (Registrant); Schedule 4.09 – Loan Portfolio (Registrant); Schedule 4.10 – Legal Proceedings (Registrant); Schedule 4.11 – Tax Information (Registrant); Schedule 4.12(a) – Employee Benefit Plans (Registrant); Schedule 4.12(b) – Defined Benefit Plans (Registrant); Schedule 4.12(g) – Payments or Obligations (Registrant); Schedule 4.12(l) – Grantor or “Rabbi” Trusts (Registrant); Schedule 4.12(m) – Retirement Benefits (Registrant); Schedule 4.13(c) – Buildings and Structures; (Registrant) Schedule 4.14(a) and 4.14(b) –

Index

Real Estate and Leases (Registrant); Schedule 4.16(a) – Material Contracts (Registrant); Schedule 4.16(c) – Certain Other Contracts (Registrant); Schedule 4.16(d) – Effect on Contracts and Consents (Registrant); Schedule 4.18 – Registration Obligations (Registrant); Schedule 4.20 – Insurance (Registrant); Schedule 4.21(b) – Benefit or Compensation Plans (Registrant); Schedule 4.21(d) – Labor Relations (Registrant); Schedule 4.22 – Compliance with Applicable Laws (Registrant); Schedule 4.23 – Transactions with Management (Registrant); Schedule 4.25 – Deposits (Registrant); Schedule 6.18(a) – Notice of Deadlines (Allaire); and Schedule 6.18(b) – Notice of Deadlines (Registrant) (Incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004).

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

Index

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

Index

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