Form 10-K
period 2009-12-31
CENTRAL JERSEY BANCORP
filed 2010-03-30
CIK 1172353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

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

Yes ☒      No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

As of June 30, 2009, the aggregate fair value of the Registrant’s common stock held by non-affiliates was approximately $38,099,491.

As of February 28, 2010, 9,256,975 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the Registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 26, 2010.  It is anticipated that the Proxy Statement will be filed with the Securities and Exchange Commission by April 27, 2010.

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

CENTRAL JERSEY BANCORP

Index

PART IV

Item 15.	Exhibits and Financial Statement Schedules	50

Signatures		51

*
The information required under this Item is to be contained in the Registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 26, 2010, and is incorporated herein by reference.  It is anticipated that the Proxy Statement will be filed with the Securities and Exchange Commission by April 27, 2010.

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

On May 26, 2009, Central Jersey Bancorp and OceanFirst Financial Corp., the parent company of OceanFirst Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Central Jersey Bancorp had intended to merge with and into OceanFirst Financial Corp.  Concurrent with the merger, it was expected that Central Jersey Bank, N.A. would merge with and into OceanFirst Bank.  The merger of Central Jersey Bancorp and OceanFirst Financial Corp. was intended to qualify as a tax free reorganization for federal income tax purposes, with shares of Central Jersey Bancorp exchanged for OceanFirst Financial Corp. shares on a tax free basis.  The Merger Agreement was terminated by mutual consent on December 17, 2009 when it became apparent that the requisite regulatory approvals would not be received in time for the merger to be completed by December 31, 2009, as contemplated in the Merger Agreement.

Central Jersey Bancorp maintains an Internet website at www.cjbna.com.  Through our website, shareholders may access free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.  These reports are available as soon as reasonably practicable after Central Jersey Bancorp electronically files the reports with the Securities and Exchange Commission (the “SEC”).  We also post on our website our Corporate Governance Guidelines, Code of Conduct/Ethics Policy, Chief Executive and Chief Financial Officer Code of Ethics, Nominating and Corporate Governance Committee Charter, Audit Committee Charter, Compensation Committee Charter and Luxury Expenditure and Limitation Policy.  These reports are also available in print by contacting Mr. James S. Vaccaro, Chairman, President and Chief Executive Officer, Central Jersey Bancorp, 1903 Highway 35, Oakhurst, New Jersey 07755.

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

Index

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

Index

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

Small Business Loans.  Central Jersey Bank, N.A. generally targets businesses with annual revenues of less than $25,000,000.  Often, these businesses are ignored by the larger lending institutions and have experienced the negative effects of the bank consolidations.  Central Jersey Bank, N.A. offers responsiveness, flexibility and local decision-making for loan applications of small business owners, thereby eliminating the delays generally associated with non-local management.  Central Jersey Bank, N.A. participates in the U.S. Small Business Administration (“SBA”) programs through its SBA loan department, which was established in the fall of 2007, and in programs offered through the New Jersey Economic Development Authority.  As an independent community bank, Central Jersey Bank, N.A. serves the business banking needs of professionals in the legal, medical, accounting, insurance, and real estate industries.  Lines of credit, term loans and time loans are tailored to meet the borrowing needs of Central Jersey Bank, N.A.’s customers in the professional community.

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

Index

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

Many of Central Jersey Bank, N.A.’s larger competitors have a greater ability to finance wide ranging advertising campaigns through their greater capital resources.  Marketing efforts to attract prospective customers depend heavily upon referrals from Central Jersey Bank, N.A.’s Board of Directors, advisory boards, management and shareholders, selective advertising in local media and direct mail solicitations.  Central Jersey Bank, N.A. competes for business principally on the basis of high quality, personal service to customers, customer access to bank decision makers and competitive interest rates and fees.

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

Employees

James S. Vaccaro (Chairman, President and Chief Executive Officer), Robert S. Vuono (Senior Executive Vice President, Chief Operating Officer and Secretary), and Anthony Giordano, III (Senior Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary) currently are the executive officers of the holding company, Central Jersey Bancorp, and its banking subsidiary, Central Jersey Bank, N.A. Mr. Vaccaro, Mr. Vuono and Mr. Giordano have each entered into a change of control agreement with Central Jersey Bancorp.  Including the aforementioned executive officers, Central Jersey Bancorp had a total of 133 full time equivalent employees as of December 31, 2009.

Holding Company Operations

Central Jersey Bancorp serves as the holding company for Central Jersey Bank, N.A.  The holding company has minimal assets and liabilities other than its investment in Central Jersey Bank, N.A. and its participation in MCBK Capital Trust I, a special purpose business trust established in March 2004 for the purpose of issuing $5.0 million of preferred capital securities.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Guaranteed Preferred Beneficial Interest in the Central Jersey Bancorp Subordinated Debt.”  All banking products and services are, and will be, provided by Central Jersey Bancorp’s bank subsidiary, Central Jersey Bank, N.A.  For state tax purposes,

Index

CJB Investment Company (formerly MCB Investment Company), a New Jersey corporation, was formed on March 9, 2004 to hold and invest in investment securities in support of Central Jersey Bank, N.A.  In addition, during 2009 Central Jersey Bancorp formed Central Delaware Investment Co., a Delaware corporation and a subsidiary of CJB Investment Company.  Both CJB Investment Company and Central Delaware Investment Co., are special purpose entities, whose activities are limited to holding investment securities, collecting earnings, principal repayments and recognizing other gains/losses thereon.

Government Regulation

Central Jersey Bancorp and its subsidiaries, including Central Jersey Bank, N.A., operate within a system of banking laws and regulations intended to protect bank customers and depositors.  These laws and regulations govern the permissible operations and management, activities, reserves, loans and investments of Central Jersey Bancorp and its subsidiaries.  In addition, Central Jersey Bancorp is subject to federal and state securities laws and general federal laws and regulations.  Central Jersey Bancorp and its non-bank subsidiary also are subject to the corporate laws and regulations of their respective states of incorporation.  The following descriptions summarize the key banking and other laws and regulations to which Central Jersey Bancorp and Central Jersey Bank, N.A. are subject.  These descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations discussed.  Future changes in these laws and regulations, or in the interpretation and application thereof by their administering agencies, cannot be predicted, but could have a material effect on the business and results of operations of Central Jersey Bancorp and its subsidiaries.

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

Prior to 2008, Central Jersey Bank, N.A. had never declared any cash dividends.  However, on January 15, 2008, Central Jersey Bancorp, the parent company of Central Jersey Bank, N.A., announced that its Board of Directors authorized a common stock repurchase program.  Central Jersey Bank, N.A. declared and paid cash dividends totaling $2.042 million to Central Jersey Bancorp in order to effectuate the common stock repurchase program.  As of December 23, 2008, the Company suspended its stock repurchase program due to its participation in the Capital Purchase Program (the “Capital Purchase Program”) established as part of the U.S. Department of the Treasury’s Troubled Asset Relief Program (“TARP”).  In addition, during 2009 Central Jersey Bancorp declared and paid $505,000 in dividends due on the 11,300 shares of Fixed Rate Cumulative Perpetual Senior Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Shares”), issued by Central Jersey Bancorp to the U.S. Department of the Treasury as part of the Capital Purchase Program.  Central Jersey Bank, N.A. declared and paid $320,000 in cash dividends to Central Jersey Bancorp in order to provide funding for the aforementioned dividend payment.

Transactions with Affiliates

Banking laws and regulations impose certain restrictions on the ability of bank holding companies and their non-bank subsidiaries to borrow from and engage in other transactions with their subsidiary or affiliated banks.  Generally, these restrictions require that any extensions of credit must be secured by

Index

designated amounts of specified collateral and are limited to (1) 10% of the bank’s capital stock and surplus per non-bank affiliated borrower, and (2) 20% of the bank’s capital stock and surplus aggregated as to all non-bank affiliated borrowers.  In addition, certain transactions with affiliates must be on terms and conditions, including credit standards, at least as favorable to the institution as those prevailing for arms-length transactions.  Central Jersey Bank, N.A. also must comply with regulations which restrict loans made to directors, executive officers and principal shareholders of Central Jersey Bancorp and its subsidiaries.

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

FDIC Deposit Insurance Coverage

The FDIC is an independent agency of the United States government that protects against the loss of insured deposits if an FDIC-insured bank or savings association fails.  FDIC deposit insurance is backed by the full faith and credit of the United States government.  FDIC insurance covers funds in deposit accounts, including checking and savings accounts, money market deposit accounts and certificates of deposit (CDs).  FDIC insurance does not, however, cover other financial products and services that insured banks may offer, such as stocks, bonds, mutual fund shares, life insurance policies, annuities or municipal securities.  There is no need for depositors to apply for FDIC insurance or even to request it.  Coverage is automatic.  The FDIC provides separate coverage for deposits held in different account ownership categories.  The standard insurance amount currently is $250,000 per depositor.  The $250,000 limit is permanent for certain retirement accounts (includes IRAs) and is temporary for all other deposit accounts through December 31, 2013.  On January 1, 2014, the standard coverage limit will return to $100,000 for all deposit categories except IRAs and Certain Retirement Accounts, which will continue to be insured up to $250,000 per owner.

The coverage limits shown in the chart below refer to the total of all deposits that an account holder has in the same ownership categories at each FDIC-insured bank.  The chart shows only the most common ownership categories that apply to individual and family deposits, and assumes that all FDIC requirements are met.

Index

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

Central Jersey Bank, N.A. accept deposits, and those deposit have the benefit of FDIC insurance up to the applicable limits.  The FDIC’s Deposit Insurance Fund (the “DIF”) is funded by assessments on insured depository institutions, which depend on the risk category of an institution and the amount of insured deposits that it holds.  The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.

As part of its efforts to rebuild the DIF, the FDIC adopted a rule imposing a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 Capital, as of June 30, 2009, subject to a cap of 10 basis points of average assessable domestic deposits for the second quarter of 2009.  This special assessment totaled approximately $257,000 for Central Jersey Bank, N.A.  Additionally, as part of its efforts to rebuild the DIF, the FDIC also required insured depository institutions, including Central Jersey Bank, N.A., to prepay their estimated assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012.  On December 30, 2009, Central Jersey Bank, N.A. prepaid an aggregate of $2,684,189 for its estimated quarterly risk-based assessments for these periods.

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”).  The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the U.S. Department of the Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector.  Under the TLG Program, the FDIC will (1) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009, and (2) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC- insured institutions through June 30, 2010. Coverage under the TLG Program was available for the first 30 days without charge.  The fee assessment for coverage of senior unsecured debt

Index

ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt.  The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000.  On December 23, 2008, Central Jersey Bancorp elected to participate in both guarantee programs.

TARP Capital Purchase Program

On October 14, 2008, the U.S. government announced a series of initiatives to strengthen market stability, improve the strength of financial institutions and enhance market liquidity.  In connection therewith, the U.S. Department of the Treasury announced TARP, pursuant to which qualified U.S. financial institutions could voluntarily build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.

On December 23, 2008, Central Jersey Bancorp, pursuant to the Capital Purchase Program established as part of TARP, sold the following securities to the U.S. Department of the Treasury (1) the Series A Preferred Shares, and (ii) a warrant to purchase up to 268,621 of Central Jersey Bancorp’s common stock at an exercise price of $6.31 per share (the “Warrant”).  Both the Series A Preferred Shares and the Warrant qualify as components of Central Jersey Bancorp’s regulatory Tier 1 Capital.  The additional Tier 1 Capital further fortifies Central Jersey Bancorp’s already strong capital position and provides strategic flexibility.

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

Central Jersey Bancorp is subject to certain requirements regarding executive compensation and corporate governance during the period in which any obligation arising from financial assistance provided under the Capital Purchase Program remains outstanding.  These requirements are set forth in the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the regulations promulgated thereunder by the U.S. Department of the Treasury, and include the following: (1) Central Jersey Bancorp’s Compensation Committee is required to review incentive compensation arrangements with senior risk officers at least annually to ensure that no such arrangement encourages senior executive officers to take unnecessary and excessive risks that threaten the value of Central Jersey Bancorp, and the Compensation Committee must provide certifications to that effect to the OCC; (2) Central Jersey Bancorp is required to recover any bonus or incentive compensation paid to a senior executive officer that is based on statements of earnings that are subsequently proven to be materially inaccurate; and (3) Central Jersey Bancorp is prohibited from making any “golden parachute payments” as defined in the EESA and the regulations promulgated thereunder.

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (the “ARRA”) into law, which amended the executive compensation and corporate governance provisions of the EESA.  On June 15, 2009, the U.S. Department of the Treasury issued new regulations under the AARA.  The amendments and the regulations promulgated thereunder elaborate on the requirements and obligations under the EESA and provide that Capital Purchase Program participants: (1) may not provide incentives for senior executive officers to take unnecessary and excessive risks that threaten the value of the financial institution; (2) must recover any bonus or incentive compensation paid to senior executive officers based on statements of earning that are subsequently proven to be materially inaccurate; (3) may not make any “golden parachute payments” to senior executive officers; (4) may not pay any bonus, retention award or

Index

incentive compensation to certain of the most highly compensated employees, except pursuant to employment contracts executed on or before February 11, 2009 and except for long-term restricted stock that meets certain requirements; (5) may not adopt any compensation plan that would encourage manipulation of reported earnings to enhance the compensation paid to any employee; (6) must establish a compensation committee of independent directors to review employee compensation plans; and (7) must provide certain certifications regarding executive compensation and compliance with the requirements of the EESA.  The ARRA also provides that, subject to consultation with the appropriate federal banking agency, the Secretary of the U.S. Department of the Treasury will permit a participant in the Capital Purchase Program to repay any assistance previously provided under the Capital Purchase Program.  The participant will not have to replace the assistance with Tier I Capital, as originally provided in the Capital Purchase Program.

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

To derive total risk-weighted assets, bank assets are given risk-weights of 0%, 20%, 50% and 100%.  In addition, certain off-balance sheet items are converted to asset equivalent amounts to which an appropriate risk-weight will apply.  Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property, which carry a 50% risk-weighting.  Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Department of the Treasury or obligations backed by the full faith and credit of the United States government, which have a 0% risk-weight.  In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% risk-weighting.  Transaction-related contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity or more than one year) have a 50% risk-weighting.  Short-term commercial letters of credit have a 20% risk-weighting, and certain short-term unconditionally cancelable commitments have a 0% risk-weighting.

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

Under the Federal Reserve Board’s risk-based capital guidelines for bank holding companies, the required minimum ratio of Total Capital (the sum of Tier I, Tier II and Tier III Capital) to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  The required minimum ratio of Tier I Capital to risk-weighted assets is 4%.  At December 31, 2009, Central Jersey

Index

Bancorp’s ratios of Total Capital and Tier 1 Capital to risk-weighted assets were 12.50% and 13.76%, respectively.

The Federal Reserve Board also requires bank holding companies to comply with minimum leverage ratio guidelines.  The leverage ratio is the ratio of a bank holding company’s Tier I Capital (excluding intangibles) to its total assets (excluding loan loss reserve, goodwill, and certain other intangibles).  Bank holding companies normally must maintain a minimum leverage ratio of 4%, unless the bank holding company has the highest supervisory rating or has implemented the Federal Reserve Board’s risk-adjusted measure for market risk, in which case its minimum leverage ratio must be 3%.  Banking organizations undergoing significant growth or undertaking acquisitions must maintain even higher capital positions.  At December 31, 2009, Central Jersey Bancorp’s leverage ratio was 9.68%.  Central Jersey Bank, N.A. is subject to similar risk-based and leverage capital guidelines, as adopted by the OCC.

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

Index

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

At December 31, 2009, Central Jersey Bank, N.A. was “well capitalized” based on the ratios and guidelines noted above.  However, the capital categories of the bank are determined solely for the purpose of applying the Prompt Corrective Action Regulations and may not constitute an accurate representation of its overall financial condition or prospects.  Additional information on capital amounts and ratios of Central Jersey Bancorp and Central Jersey Bank, N.A. is found in Note 17 to our consolidated financial statements included herein.

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

The USA PATRIOT Act

On October 26, 2001, certain comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001 was enacted.  Title III of the USA PATRIOT Act substantially broadened the scope of the U.S. anti-money-laundering laws and regulations by imposing significant compliance and due diligence obligations, creating additional crimes and penalties and expanding the extra-territorial jurisdiction of the United States.  The U.S. Department of the Treasury has issued a number of implementing regulations which apply various requirements of the USA PATRIOT Act to financial institutions such as Central Jersey Bank, N.A.  Those regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal consequences for an institution and adversely affect its reputation.  Central Jersey Bancorp has adopted appropriate policies, procedures and controls to address compliance with the requirements of the USA PATRIOT Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA PATRIOT Act and by the U.S. Department of the Treasury regulations.

Index

Community Reinvestment Act

The Federal Community Reinvestment Act requires banks to respond to the full range of credit and banking needs within their communities, including the needs of low and moderate-income individuals and areas.  A bank’s failure to address the credit and banking needs of all socio-economic levels within its markets may result in restrictions on growth and expansion opportunities for the bank, including restrictions on new branch openings, relocation, formation of subsidiaries, mergers and acquisitions.  In the latest CRA examination report with respect to Central Jersey Bank, N.A., dated August 10, 2009, Central Jersey Bank, N.A. received a rating of satisfactory.

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, the President of the United States signed into law the Sarbanes-Oxley Act of 2002.  The stated goals of Sarbanes-Oxley Act of 2002 are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The Sarbanes-Oxley Act of 2002 generally applies to all companies, both domestic and foreign, that file or are required to file periodic reports with the SEC under the Exchange Act.

The Sarbanes-Oxley Act of 2002 includes very specific disclosure requirements and corporate governance rules, requires the SEC and self regulatory organizations to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General.  The Sarbanes-Oxley Act of 2002 represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

Index

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

Overall Impact of New Legislation and Regulations

Financial regulatory reform continues to be a top priority for President Obama’s Administration.  The U.S. House of Representatives (the “House”) passed the “Wall Street Reform and Consumer Protection Act” on December 11, 2009.  The U.S. Senate has not yet enacted legislation in this area.  The Senate Banking Committee draft bill, “Restoring American Financial Stability Act of 2009” is still in draft form and currently under discussion.  Both legislative products focus on measures to improve financial stability, provide for more effective bank supervision, enhance the regulation of consumer financial products and services through the establishment of a Consumer Financial Protection Agency and allow for better coordination between regulatory agencies.  The House’s bill would establish a Systemic Dissolution Fund to help wind down financial institutions when necessary.  The fund would be pre-funded by FDIC assessments on large financial companies with assets exceeding $50 billion, to pay for the resolution of a bank holding company, a systemically important financial company, an insurance company or any other financial company.  The Senate Banking Committee’s draft proposal has a similar resolution mechanism and sets the threshold at $10 billion or more.

In addition to the foregoing, various legislative initiatives are from time to time introduced in Congress.  It cannot be predicted whether or to what extent the business and condition of Central Jersey Bancorp and its subsidiaries will be affected by new legislation or regulations, and legislation or regulations as yet to be proposed or enacted.  Further, the U.S. Department of the Treasury has the authority to unilaterally change the scope and requirements of the Capital Purchase Program, which could have an adverse impact on the operations of Central Jersey Bancorp and its subsidiaries.

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

Index

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

Bank Buildings

The corporate headquarters of Central Jersey Bank, N.A. is a leased facility located in Oakhurst, New Jersey at 1903 Highway 35, which includes a full service branch.

Central Jersey Bank, N.A. also leases office space or owns the buildings at the following branch locations:

•	627 Second Avenue, Long Branch, New Jersey.

•	700 Allaire Road, Spring Lake Heights, New Jersey.

•	700 Branch Avenue, Little Silver, New Jersey.

•	61 Main Avenue, Ocean Grove, New Jersey.

•	444 Ocean Boulevard, Long Branch, New Jersey.

•	2200 Highway 35, Sea Girt, New Jersey.

•	155 Main Street, Manasquan, New Jersey.

•	Shark River Plaza, 300 West Sylvania Avenue, Route 33, Neptune City, New Jersey.

•	2201 Bridge Avenue, Point Pleasant, New Jersey.

•	501 Main Street, Bradley Beach, New Jersey.

•	611 Main Street, Belmar, New Jersey.

•	Shop Rite Plaza, 2445 Highway 34, Manasquan, New Jersey.

Item 3.	Legal Proceedings

There are no material legal, governmental, administrative or other proceedings pending against Central Jersey Bancorp or Central Jersey Bank, N.A.

Item 4.	(Removed and Reserved)

Index

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Effective February 1, 2007, the common stock of Central Jersey Bancorp commenced trading on the NASDAQ Global Market under the ticker symbol “CJBK.”  Prior thereto, the common stock of Central Jersey Bancorp traded on the NASDAQ Capital Market.

The following table sets forth, for the periods indicated, the high and low last sale information for Central Jersey Bancorp’s common stock, as reported on the NASDAQ Global Market for the period commencing January 1, 2008 through December 31, 2009.  Please note that the information set forth below reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions, and has been adjusted to reflect a 5% stock dividend paid on July 1, 2008.

Year Ended December 31, 2009	High	Low
First Quarter	$7.50	$4.62
Second Quarter	6.70	4.90
Third Quarter	6.65	5.05
Fourth Quarter	6.11	2.80

Year Ended December 31, 2008	High	Low
First Quarter	$8.38	$7.35
Second Quarter	8.74	7.66
Third Quarter	8.00	6.62
Fourth Quarter	7.44	5.40

As of March 8, 2010, the following were market makers for Central Jersey Bancorp’s common stock: UBS Securities LLC; Citadel Derivatives Group LLC; Susquehanna Capital Group; Sandler O’ Neill & Partners, L.P.; Knight Equity Markets, L.P.; Keefe, Bruyette & Woods, Inc.; Sterne, Agee & Leach, Inc.; NASDAQ Execution Services LLC; Stifel Nicolaus & Co.; Hudson Securities, Inc.; Susquehanna Financial Group; Automated Trading Desk Financial Services, LLC; Bloomberg Tradebook LLC; E*Trade Capital Markets Lic; Goldman, Sachs & Co.; Merrill Lynch, Pierce, Fenner & Smith Incorporated; Stockcross Financial Services, Inc. and Domestic Securities, Inc.

As of February 28, 2009, the approximate number of registered holders of Central Jersey Bancorp’s common stock was 619.

During 2009 Central Jersey Bancorp declared and paid $505,000 in dividends due on the Series A Preferred Shares, issued by Central Jersey Bancorp to the U.S. Department of the Treasury as part of the Capital Purchase Program.  Central Jersey Bank, N.A. declared and paid $320,000 in cash dividends to Central Jersey Bancorp in order to provide funding for the aforementioned dividend payment.

Central Jersey Bancorp has not paid any cash dividends on its common stock and does not presently intend to declare or pay cash dividends on its common stock.  Our dividend policy is subject to certain regulatory considerations and the discretion of our Board of Directors and depends upon a number of factors, including operating results, financial condition and general business conditions.  Holders of common stock are entitled to receive dividends as, if and when declared by our Board of Directors out of

Index

funds legally available therefore, subject to the restrictions set forth under the Federal Bank Holding Company Act.  Subject to the provisions of the Capital Purchase Program described below, we may pay cash dividends without regulatory approval if net income available to common shareholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

For so long as any Series A Preferred Shares are outstanding, Central Jersey Bancorp is not permitted to declare or pay cash dividends on its common stock unless all dividends on the Series A Preferred Shares have been paid in-full.  Further, unless the Series A Preferred Shares are redeemed or fully transferred to third parties, Central Jersey Bancorp is prohibited from increasing its common stock dividends without prior approval of the U.S. Department of the Treasury until December 23, 2011, which is the third anniversary of the investment by the U.S. Department of the Treasury in Central Jersey Bancorp.

Stock Repurchase Plan

On January 7, 2008, Central Jersey Bancorp announced a common stock repurchase program.  Central Jersey Bancorp’s Board of Directors authorized Central Jersey Bancorp to repurchase up to 5.7%, or 525,000 shares, of the 9,183,290 shares of its common stock outstanding at the time the repurchase program was announced.  Repurchases were to be made from time to time, in the open market, in unsolicited negotiated transactions or in such other manner deemed appropriate by management, at prices not exceeding prevailing market prices, subject to availability of the shares, over 24 months ending December 31, 2009, or such shorter or longer period of time as Central Jersey Bancorp may determine.  The acquired shares are being held in treasury to be used for general corporate purposes.  Central Jersey Bancorp’s repurchase activities were transacted in accordance with SEC safe harbor rules and guidance for issuer repurchases.  During the year ended December 31, 2008, Central Jersey Bancorp repurchased 246,448 shares of its common stock at an average price of $7.29 per share.  Central Jersey Bank, N.A. declared and paid $2.042 million in cash dividends to Central Jersey Bancorp in order to effectuate the common stock repurchase program.  Effective December 23, 2008, Central Jersey Bancorp suspended its stock repurchase program due to its participation in the Capital Purchase Program.

Item 6.	Selected Financial Data

Not applicable.

Index

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide information about Central Jersey Bancorp’s financial condition and results of operations for the years ended December 31, 2009 and 2008.  The following information should be read in conjunction with Central Jersey Bancorp’s audited consolidated financial statements for the years ended December 31, 2009 and 2008 including the related notes thereto, which begin on page F-1 of this report.

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

Critical Accounting Policies

Note 1 “Summary of Significant Accounting Policies” to our consolidated financial statements for the years ended December 31, 2009 and 2008, contained elsewhere in this report, includes a summary of our significant accounting policies.  We believe our policy, with respect to the methodology for our determination of the allowance for loan losses (“ALL”), involves a high degree of complexity and requires management to make difficult and subjective judgments which often requires assumptions or estimates about uncertain matters.  Changes in these judgments, assumptions or estimates could cause reported results to differ materially.  This critical policy and its application are periodically reviewed by Central Jersey Bancorp’s Audit Committee and Board of Directors.

Additional critical accounting policies relate to judgments about other asset impairments, including goodwill, investment securities, servicing rights and deferred tax assets.  Goodwill is recognized for the excess of the purchase price over the estimated fair value of acquired net assets in a business combination.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangibles,” goodwill is not amortized but is subject to impairment testing at least annually, which the Central Jersey Bancorp performs as of December 31st of each year. On an interim basis, Central Jersey Bancorp evaluates whether circumstances are present that would indicate potential impairment of its goodwill. These circumstances include prolonged trading value of Central Jersey Bancorp’s common stock relative to its book value, adverse changes in the business or legal climate, actions by regulators, or loss of key personnel. When it is determined that these or other circumstances are present, Central Jersey Bancorp tests the carrying value of goodwill for impairment at an interim date.

The goodwill impairment test is a two step test in which Central Jersey Bancorp first identifies its reporting units and compares the estimated fair value of each reporting unit to the carrying amount, inclusive of the goodwill assigned it. If the carrying amount of a reporting unit exceeds the estimated fair value, an indicator of goodwill impairment exists and a second step test is performed to determine if any goodwill impairment exists. In the second step, Central Jersey Bancorp calculates the implied value of goodwill by emulating a business combination for each reporting unit. This step subtracts the estimated

Index

fair value of net assets in the reporting unit from the step one estimated fair value to determine the implied value of goodwill. If the implied value of goodwill exceeds the carrying value of goodwill allocated to the reporting unit, goodwill is not impaired, but if the implied value of goodwill is less than the carrying value of the goodwill allocated to the reporting unit, a goodwill impairment charge is recognized for the difference in the consolidated statement of operations with a corresponding reduction to goodwill on the consolidated statement of financial condition. Central Jersey Bancorp’s only reporting unit is “community banking” for purposes of the goodwill impairment test.

In performing its evaluation of goodwill impairment, Central Jersey Bancorp makes significant judgments, particularly with respect to estimating the fair value of its reporting unit and if the second step test is required, estimating the fair value of net assets. Central Jersey Bancorp utilizes a third-party specialist who assists with valuation techniques to evaluate its reporting unit and estimates a fair value as though it were an acquirer. The estimate utilizes historical data, cash flows, and market and industry data specific to the reporting unit. Industry and market data is used to develop material assumptions such as transaction multiples, required rates of return, control premiums, transaction costs and synergies of a transaction, and capitalization.

Other intangible assets are specifically identified intangible assets created from a business combination. Core deposit intangibles represent the value of checking, savings and other acquired, low cost deposits. Core deposit intangibles are amortized over the lesser of the estimated lives of deposit accounts or ten years on an accelerated basis.  Decreases in deposit lives may result in increased amortization and/or an impairment charge.

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks with original maturities of three months or less and overnight federal funds sold.  Federal funds sold are generally sold for one-day periods.

FASB ASC Topic 320, “Investments-Debt and Equity Securities,” requires that securities be categorized as “held to maturity,” “trading securities” or “available-for-sale,” based on management’s intent as to the ultimate disposition of each security.  FASB ASC Topic 320 allows debt securities to be classified as “held to maturity” and reported in consolidated financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity.   When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  Such securities are stated at cost, adjusted for amortization of premiums and accretion of discounts over the estimated remaining lives of the investment securities utilizing the level-yield method. Central Jersey Bank, N.A. does not currently use or maintain a trading account.  Securities not classified as “held to maturity” are classified as “available-for-sale.”  These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.  Investment securities available-for-sale include investment securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes.  Investment securities available-for-sale are carried at estimated fair value.  Gains and losses on sales of investment securities are based on the specific identification method and are accounted for on a trade date basis.

On a quarterly basis, Central Jersey Bank, N.A. evaluates investment securities for other-than-temporary impairment.  For individual investment securities classified as either available-for-sale or held-to-maturity, a determination is made as to whether a decline in fair value below the amortized cost basis is other than temporary.  When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit

Index

component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.   After evaluation, as of December 31, 2009, Central Jersey Bank, N.A. noted no other-than-temporary impairment issues.

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

The ALL is based upon the Interagency Policy Statement on the Allowance for Loan and Lease Losses issued jointly by the federal banking agencies on December 13, 2006 (OCC Bulletin 2006-47) and management’s evaluation of the adequacy of the allowance, including an assessment of:  (a) known and inherent risks in the loan portfolio; (b) the size and composition of the loan portfolio; (c) actual loan loss experience; (d) the level of delinquencies; (e) the individual loans for which full collectibility may not be assured; (f) the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans; and (g) the current economic and market conditions.  Although management uses the best information available, the level of the ALL remains an estimate that is subject to significant judgment and short-term change.  Various regulatory agencies, as an integral part of their examination process,

Index

periodically review Central Jersey Bank, N.A.’s ALL.  Such agencies may require Central Jersey Bank, N.A. to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of Central Jersey Bank, N.A.’s loans are secured by real estate in the State of New Jersey.  Accordingly, the collectibility of a substantial portion of the carrying value of Central Jersey Bank, N.A.’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic climate.  Future adjustments to the ALL may be necessary due to economic, operating, regulatory and other conditions beyond Central Jersey Bank, N.A.’s control.  Management believes that the ALL is adequate as of December 31, 2009.

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from other non-interest expenses.

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

Comprehensive (loss) income is segregated into net (loss) income and other comprehensive (loss) income.  Other comprehensive (loss) income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available-for-sale.  Comprehensive (loss) income is presented in the Consolidated Statements of Changes in Shareholders’ Equity.

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

Central Jersey Bank, N.A. originates SBA loans and typically sells the U.S. Government guaranteed portion of the outstanding loan balance to investors, with servicing retained.  Servicing rights fees, which are usually based on a percentage of the outstanding principal balance of the loan, are recorded for servicing functions.  Central Jersey Bank, N.A. accounts for its transfers and servicing of financial assets in accordance with FASB ASC Topic 860, “Transfers and Servicing.”  Central Jersey Bank, N.A. records servicing rights based on the fair values at the date of sale.

The determination of whether deferred tax assets will be realizable is predicated on estimates of future taxable income.  Such estimates are subject to management’s judgment.  A valuation reserve is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items.

Overview

In the second quarter of 2009, Central Jersey Bancorp recorded a $27.0 million goodwill impairment charge, resulting in a net loss and a net loss available to common shareholders of $25.8 million and $26.5 million, respectively, for the year ended December 31, 2009, as compared to net income and net income available to

Index

shareholders of $2.9 million for 2008.  Basic and diluted loss per common share for the year ended December 31, 2009 were both ($2.91), as compared to basic and diluted earnings per common share of $0.32 and $0.30, respectively, for 2008.  The net income available to common shareholders figure for the year ended December 31, 2009, takes into account $565,000 in preferred stock dividends payable to the U.S. Department of the Treasury as part of the Capital Purchase Program and $178,000 in related preferred stock discount accretion.  Had Central Jersey Bancorp not realized the $27.0 million goodwill impairment charge for the year ended December 31, 2009, net income and net income available to common shareholders would have been $1.2 million and $446,000, respectively.

The $27.0 million in goodwill was recorded on January 1, 2005 in conjunction with the combination with Allaire Community Bank.  The goodwill impairment charge was a non-cash adjustment to Central Jersey Bancorp’s consolidated financial statements which did not affect cash flows, liquidity, or tangible capital.  As goodwill is excluded from regulatory capital, the impairment charge did not impact regulatory capital ratios of Central Jersey Bancorp or Central Jersey Bank, N.A., both of which remain “well-capitalized” under regulatory requirements.  The goodwill impairment charge was recorded in accordance with FASB ASC Topic 350, which requires an interim goodwill impairment analysis under certain events, including “a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.”

Central Jersey Bancorp recorded an income tax benefit of $888,000 on a loss before taxes of $26.7 million for the year ended December 31, 2009.  For the year ended December 31, 2008, Central Jersey Bancorp recorded income tax expense of $1.3 million on income before taxes of $4.2 million, resulting in an effective tax rate of 30.7%.  The income tax benefit was due to the utilization of capital tax loss carry-forwards which resulted from the 2007 balance sheet restructuring initiative.  As a result of the restructuring, a deferred tax valuation allowance was established against deferred tax assets generated from the capital tax loss carry-forwards.  Since $772,000 of the $2.9 million in gains from the sale of available-for-sale investment securities, recorded during the year ended December 31, 2009, were realized in CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A., these gains are considered capital gains and are permitted to be offset against the remaining capital tax loss carry-forwards.  The federal income tax benefit is primarily the result of the reversal of the deferred tax valuation allowance which totaled approximately $262,000 and a significant increase in the amount of federal tax free interest income derived from municipal bond and note obligations.

The net interest margin on a tax equivalent basis was 3.29% for the year ended December 31, 2009, as compared to 3.73% for the year ended December 31, 2008.  The retail and commercial banking markets remain very competitive for deposit and loan pricing.  The yield on interest-earning assets was 4.70% for the year ended December 31, 2009, as compared to 5.84% for the year ended December 31, 2008.  The average cost of deposits and interest-bearing liabilities was 1.82% for the year ended December 31, 2009, as compared to 2.70% for the year ended December 31, 2008.  The decrease in both average yield on interest-earning assets and the cost of deposits and interest-earning liabilities for year ended December 31, 2009 was primarily due to the significant reduction in the general level of short term rates and the 500 basis point reduction in the Prime Rate of interest which occurred between September 2007 and December 2008.

Per common share earnings have been adjusted in all periods to reflect the two-for-one stock split, in the form of a stock dividend, paid to common shareholders of record on June 15, 2005, and for the 5% stock dividends paid on July 1, 2006, July 2, 2007 and July 1, 2008.

Total assets of $577.7 million, at December 31, 2009, were comprised primarily of $369.5 million in net loans, $104.2 million in investment securities and $78.3 million in cash and cash equivalents, as compared to total assets of $599.4 million at December 31, 2008, which primarily consisted of $356.3 million in net loans, $185.4 million in investment securities, and $9.8 million in cash and cash equivalents.  Total assets at

Index

December 31, 2009 were funded primarily through deposits totaling $467.9 million, a $49.1 million, or 11.7%, increase from deposits totaling $418.8 million at December 31, 2008.

Central Jersey Bancorp reported an $869,000, or 12.7%, increase in total delinquencies at December 31, 2009 from the total reported at December 31, 2008.  Delinquencies totaled $7.7 million at December 31, 2009, as compared to $6.8 million at December 31, 2008.  Non-accrual loans increased by $5.4 million from $2.5 million at December 31, 2008 to $7.9 million at December 31, 2009.  Other real estate owned (“OREO”) plus non-performing loans, which consist of non-accrual loans and loans delinquent  90+ days and still accruing, increased by $6.3 million from $3.4 million at December 31, 2008 to $9.7 million at December 31, 2009.

The table below provides selected performance ratios for the years ended December 31, 2009 and December 31, 2008:

Performance Ratios:	2009	2008

Return on average assets	(4.35%)	0.54%
Return on average tangible assets	(4.45%)	0.57%
Return on average equity	(44.42%)	4.20%
Return on average tangible equity	(56.58%)	7.13%
Shareholders’ equity to total assets	9.61%	13.76%

The table below provides selected performance ratios for the years ended December 31, 2009 and December 31, 2008, excluding the impact of the previously-disclosed $27.0 million goodwill impairment charge.

Performance Ratios:	2009	2008

Return on average assets	0.19%	0.54%
Return on average tangible assets	0.20%	0.57%
Return on average equity	1.65%	4.20%
Return on average tangible equity	2.71%	7.13%
Shareholders’ equity to total assets	13.64%	13.76%

Results of Operations

General

Central Jersey Bancorp’s principal source of revenue is derived from Central Jersey Bank, N.A.’s net interest income, which is the difference between interest income on earning assets and interest expense on deposits and other borrowings.  Interest-earning assets consist principally of loans, securities and federal funds sold, while the sources used to fund such assets consist primarily of deposits and other borrowings.  Central Jersey Bancorp’s net income (loss) is also affected by Central Jersey Bank, N.A.’s provision for loan losses, non-interest income and non-interest expenses.  Non-interest income consists primarily of service charges and fees and the gain on sale of securities available-for-sale.  Non-interest expenses consist primarily of salaries and employee benefits, occupancy costs and other operating related expenses.

Index

For the years ended December 31, 2009 and 2008

Net Interest Income

Net interest income for Central Jersey Bank, N.A. totaled $18.2 million for the year ended December 31, 2009, as compared to $18.4 million for the year ended December 31, 2008.  Net interest income for the year ended December 31, 2009 was comprised primarily of $20.7 million in interest and fees on loans, $5.4 million in interest on securities, and $318,000 in interest income on federal funds sold and due from banks, less interest expense on deposits of $7.0 million, interest expense on borrowed funds of $942,000, and interest expense on subordinated debentures of $190,000, whereas net interest income for the year ended December 31, 2008 was comprised primarily of $21.1 million in interest and fees on loans, $7.6 million in interest on securities, and $386,000 in interest income on federal funds sold and due from banks, less interest expense on deposits of $9.0 million, interest expense on borrowed funds of $1.3 million, and interest expense on subordinated debentures of $355,000.

Average interest-earning assets totaled $563.5 million for the year ended December 31, 2009, a $70.4 million, or 14.3%, increase over average interest-earning assets of $493.1 million for the year ended December 31, 2008.  Interest-earning assets for such periods were funded primarily by deposit inflows and the proceeds from borrowed funds.  Deposits for the year ended December 31, 2009 averaged $442.2 million, of which $365.4 million, or 82.6%, were interest-bearing.  This represents a 10.1% increase over average total deposits of $401.7 million for the year ended December 31, 2008, of which $326.5 million, or 81.3%, were interest-bearing.  Subordinated debentures and other borrowings for the year ended December 31, 2009, averaged $5.2 million and $73.4 million, respectively, as compared to $5.2 million and $63.1 million, respectively, for the year ended December 31, 2008.  The increase in other borrowings was due to growth in the bank subsidiary’s sweep account product for business customers.  As of December 31, 2009, borrowings included $26.4 million bank sweep funds, $15.0 million in Federal Home Loan Bank of New York (“FHLBNY”) callable advances and $6.2 million in FHLBNY fixed rate advances.

Net interest margin on a tax equivalent basis was 3.29% for the year ended December 31, 2009, as compared to 3.73% for the year ended December 31, 2008.  The retail and commercial banking markets remain very competitive for deposit and loan pricing.  The yield on interest-earning assets was 4.70% for the year ended December 31, 2009, as compared to 5.84% for the year ended December 31, 2008.  The average cost of deposits and interest-bearing liabilities was 1.82% for the year ended December 31, 2009, as compared to 2.70% for the year ended December 31, 2008.  The decrease in both average yield on interest-earning assets and the cost of deposits and interest-earning liabilities for year ended December 31, 2008 was primarily due to the significant reduction in the general level of short term rates and the 500 basis point reduction in the Prime Rate of interest which occurred between September 2007 and December 2008.

Index

The following table presents a summary of the principal components of average interest-earning assets and average interest-bearing liabilities with the related interest income and interest expense for the years ended December 31, 2009 and 2008:

(dollars in thousands)	Year ended December 31, 2009			Year ended December 31, 2008
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest earning assets:
Federal funds sold	$21,488	$32	0.15%	$6,612	$180	2.72%
Loans receivable, gross	373,041	20,709	5.49%	333,427	21,084	6.32%
Deposits with banks	4,912	286	5.82%	4,566	206	4.51%
Taxable investments	106,664	4,288	4.02%	146,567	7,558	5.16%
Tax-exempt investments1	57,371	1,426	2.49%	1,892	78	4.12%
Total interest earning assets	563,476	26,741	4.70%	493,064	29,106	5.84%
Cash and due from banks	14,867			9,094
Allowance for loan losses	(7,456)			(3,698)
Other assets	21,229			42,672
Total assets	$592,116			$541,132
Interest bearing liabilities:
Interest bearing demand	$67,368	$669	0.99%	$45,980	$1,576	1.92%
Money market	78,520	1,488	1.90%	28,526	772	2.71%
Savings	56,236	331	0.59%	67,868	928	1.37%
Time	163,259	4,559	2.79%	148,173	5,708	3.85%
Total interest bearing deposits	365,383	7,047	1.93%	326,524	8,984	2.75%
Other borrowings	73,437	942	1.28%	63,141	1,325	2.10%
Subordinated debentures	5,155	190	3.69%	5,155	355	6.89%
Total interest-bearing liabilities	443,975	8,179	1.82%	394,820	10,664	2.70%
Non-interest bearing demand	76,811			75,149
Other liabilities	1,935			1,865
Shareholders’ equity	69,395			69,298
Total liabilities and shareholders’ equity	$592,116			$541,132
Net interest income/Net interest rate spread2		$18,562	3.10%		$18,442	3.53%

Tax equivalent adjustment		(362)			(20)

Net interest income, as reported		$18,200			$18,422

Net interest margin3			3.23%			3.73%

Tax equivalent adjustment			0.06%			0.00%

Net interest margin on a fully tax equivalent basis3			3.29%			3.73%

1	Interest income is presented on a tax equivalent basis using a 34% federal tax rate.
2	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
3	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Year ended December 31, 2009 Compared to Year ended December 31, 2008
	Increase (Decrease) Due to Change in:		Total Increase
	Volume	Rate	(Decrease)
(in thousands) Interest Income:
Loans receivable, gross	$2,354	$(2,729)	$(375)
Securities	734	(2,998)	(2,264)
Deposits with banks	17	63	80
Federal funds sold	135	(283)	(148)
Total interest-earning assets	3,240	(5,947)	(2,707)
Interest Expense:
Interest-bearing demand	(138)	(459)	(597)
Savings deposits	538	(1,687)	(1,149)
Money market deposits	1,006	(290)	716
Time deposits	(244)	(663)	(907)
Total interest-bearing deposits	1,162	(3,099)	(1,937)
Other borrowings	191	(574)	(383)
Subordinated debentures	--	(165)	(165)
Total interest-bearing liabilities	1,353	(3,838)	(2,485)
Net interest income	$1,887	$(2,109)	$(222)

Provision for Loan Losses

For the year ended December 31, 2009, the provision for loan losses was $6.2 million, as compared to $1.3 million for the year ended December 31, 2008.  The recorded provision for loan losses, for the year ended December 31, 2009, included $21.2 million in loans which were downgraded in risk rating and/or placed on non-accrual status during 2009, a $3.6 million increase in the specific reserve of certain impaired loans and loan net charge-offs totaling $1.2 million.  The significant increase in the provision for loan losses is due to the credit deterioration of certain commercial and commercial real estate loans as a result of general economic conditions.  At December 31, 2009, two loans were transferred to other real estate owned, impacting the provision for loan losses by $245,000, and recorded as other real estate owned at their fair market value less cost to sell of $1.1 million.  Total gross loans outstanding at December 31, 2009 were $379.1 million, an increase of $18.1 million, or 5.01%, over the December 31, 2008 total of $361.0 million.

Non-Interest Income

Non-interest income, which consists of service charges on deposit accounts, gains on the sale of investment securities available-for-sale, income from bank owned life insurance and gains on the sale of loans held-for-sale, was $5.1 million for the year ended December 31, 2009, as compared to $2.7 million for 2008.  Gains on

Index

the sale of investment securities available-for-sale totaled $2.9 million for the year ended December 31, 2009, as compared to $739,000 for 2008.  Gains on the sale of loans held-for-sale totaled $536,000 and $351,000, for the years ended December 31, 2009 and 2008, respectively, and were primarily attributable to fees realized from the sale and servicing of SBA loans which totaled $461,000 for the year ended December 31, 2009, as compared to $334,000 for the year ended December 31, 2008.  The origination of SBA loans, which are generally sold with servicing retained, commenced in the fourth quarter of 2007, with the initial SBA loan sales occurring during the first quarter of 2008. Gains on sale of residential mortgage loans totaled $75,000 and $17,000, for the years ended December 31, 2009 and 2008, respectively.  Service charges on deposit accounts remained consistent at $1.5 million for the year ended December 31, 2009, which was a nominal decrease of $19,000 from December 31, 2008.  Income on bank owned life insurance increased $12,000, to $132,000 for the year ended December 31, 2009, as compared to $120,000 for the year ended December 31, 2008.

Non-Interest Expense

Excluding the $27.0 million non-cash goodwill impairment charge recorded for the year ended December 31, 2009, non-interest expense for the year ended December 31, 2009 was $16.7 million, as compared to $15.6 million for the prior year.  The $1.1 million increase for 2009 included an $869,000 increase in FDIC deposit insurance expense and $634,000 in non-recurring expenses related to the terminated Merger Agreement.  Non-interest expense generally includes costs associated with employee salaries and benefits, occupancy expenses, data processing fees, core deposit intangible amortization, and other non-interest expenses.  Central Jersey Bank, N.A. incurred $413,000 in core deposit intangible amortization expense related to the combination with Allaire Community Bank for the year ended December 31, 2009, as compared to $482,000 in 2008.

The $27.0 million in goodwill was recorded as an intangible asset on January 1, 2005 in conjunction with the combination of Monmouth Community Bancorp (the predecessor to Central Jersey Bancorp) and Allaire Community Bank.  The goodwill impairment charge is a non-cash adjustment to Central Jersey Bancorp’s consolidated financial statements, which has no affect on cash flows, liquidity, or tangible capital.  As goodwill is excluded from regulatory capital, the impairment charge had no impact on regulatory capital ratios of Central Jersey Bancorp or Central Jersey Bank, N.A., both of which remain “well-capitalized” under regulatory requirements.  The goodwill impairment charge was recorded in accordance with FASB ASC Topic 350, which requires an interim goodwill impairment analysis under certain events.

On February 27, 2009 the Board of Directors of the FDIC voted to amend the restoration plan for the Deposit Insurance Fund.  The Board also took action to ensure the continued strength of the insurance fund by imposing a special assessment on insured institutions of 5 basis points, implementing changes to the risk-based assessment system, and setting rates beginning the second quarter of 2009.  The special assessment payment was made September 30, 2009; however, in accordance with the rule, the full amount of $279,000 was accrued in the second quarter of 2009, when the June 30, 2009 deposits were measurable.

Full-time equivalent employees totaled 133 at December 31, 2009, as compared to 140 at December 31, 2008.  The decrease in full-time equivalent employees is due primarily due to the reduction in staff in anticipation of the merger with OceanFirst Financial Corp.  Subsequent to the termination of the merger, the organization has reorganized and been reconstituted in a manner that we believe will, prospectively, result in improved operating efficiencies.

Index

The table below presents non-interest expense, excluding the $27.0 million non-cash goodwill impairment charge, by major category, for the years ended December 31, 2009 and 2008, respectively (in thousands):

Non-interest Expense:	2009	2008
Salaries and employee benefits	$7,562	$7,759
Net occupancy expenses	2,125	2,059
Professional fees	1,437	896
FDIC insurance premiums	1,147	278
Data processing	972	1,011
Outside service fees	828	782
Furniture, fixtures and equipment	796	694
Core deposit intangible amortization	413	482
Stationery, supplies and printing	205	239
Advertising	204	268
Insurance	161	184
Telephone	108	133
Other operating expenses	784	852
Total	$16,742	$15,637

Income Tax Expense

Central Jersey Bancorp recorded an income tax benefit of $888,000 on a loss before taxes of $26.7 million for the year ended December 31, 2009.  For the year ended December 31, 2008, Central Jersey Bancorp recorded income tax expense of $1.3 million on income before taxes of $4.2 million, resulting in an effective tax rate of 30.7%.  The income tax benefit was due to the utilization of capital tax loss carry-forwards which resulted from the 2007 balance sheet restructuring initiative.  As a result of the restructuring, a deferred tax valuation allowance was established against deferred tax assets generated from the capital tax loss carry-forwards.  Since $772,000 of the $2.9 million in gains from the sale of available-for-sale investment securities, recorded during the year ended December 31, 2009, were realized in CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A., these gains are considered capital gains and are permitted to be offset against the remaining capital tax loss carry-forwards.  The federal income tax benefit is primarily the result of the reversal of the deferred tax valuation allowance which totaled approximately $262,000 and a significant increase in the amount of federal tax free interest income derived from municipal bond and note obligations.

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, amounts due from banks with original maturities of three months or less, and federal funds sold.  Cash and cash equivalents were $78.3 million at December 31, 2009, an increase of $68.5 million, from the December 31, 2008 total of $9.8 million.  The increase is due primarily to the timing of cash flows related to Central Jersey Bank, N.A.’s business activities and the sale of investment securities.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets on the consolidated statement of financial condition decreased $27.4 million, from $28.4 million at December 31, 2008 to $1.0 million at December 31, 2009. The decrease was primarily due to $27.0 million of goodwill impairment identified in the “community banking” reporting unit, accompanied by scheduled amortization of core deposit intangibles.

Index

Central Jersey Bancorp’s only reporting unit is “community banking” for purposes of the goodwill impairment test.  Central Jersey Bancorp performed an interim impairment test of goodwill during the second quarter of 2009 due to the presence of indicators of potential impairment which included adverse changes in economic conditions reflected in the prolonged trading value of common stock relative to its book value and the tentative merger between Central Jersey Bancorp and OceanFirst Financial Corp.

In performing its evaluation of goodwill impairment, management makes significant judgments, particularly with respect to estimating the fair value of its reporting unit and, if the second step goodwill impairment test is required, estimating the fair value of net assets. In addition, management will utilize third party specialists to assist during the testing process and in developing assumptions.  The techniques Central Jersey Bancorp employed included discounted cash flow analysis and the use of two separate marked-based approaches.  Step one and step two tests incorporated recent declines in merger and acquisition values, changes to control premiums, synergies available to a potential acquirer (net of transaction expenses), views on regulatory matters, and increased expectations for returns given perceived risk in financial services and banking industry.  In addition, the analysis incorporated certain financial results, which have been negatively impacted by credit quality.  The current economic climate was assumed to improve gradually over time, and existing legislative and regulatory requirements were assumed to continue for the duration of the analysis.

Prior to the impairment test, the carrying value of goodwill assigned to the “community banking” reporting unit was $27.0 million.  Upon testing, the “community banking” reporting unit failed the step one test, resulting in a potential indicator of impairment and a required step two test.  The step two test for the “community banking” reporting unit resulted in $27.0 million of impairment, for which the carrying value of its goodwill was reduced as of December 31, 2009.  Net income in 2009 was reduced by $27.0 million as a result of the impairment.  The goodwill impairment charge did not impact income taxes, since all of its goodwill is not deductible.  As goodwill is excluded from regulatory capital, the impairment charge had no impact on the regulatory capital ratios of Central Jersey Bancorp or Central Jersey Bank, N.A., both of which remain “well-capitalized” under regulatory requirements.

Other intangible assets are specifically identified intangible assets created from a business combination. Core deposit intangibles represent the value of checking, savings and other acquired, low cost deposits. Core deposit intangibles are amortized over the lesser of the estimated lives of deposit accounts or ten years on an accelerated basis.  Decreases in deposit lives may result in increased amortization and/or an impairment charge.

For the years ended December 31, 2009 and 2008, Central Jersey Bancorp had $1.0 million and $1.4 million, respectively, of core deposit intangible related to the combination with Allaire Community Bank.  At December 31, 2009, Central Jersey Bank N.A. performed an annual analysis to test the core deposit premium and noted no impairment.

Investment Securities Portfolio

Investment securities totaled $104.2 million at December 31, 2009, a decrease of $81.2 million, or 43.8%, from the December 31, 2008 total of $185.4 million.  The decrease was primarily due to the sale of $119.4 million of mortgage backed securities, $37.1 million of municipal bond and note obligations and $10.0 million of government-sponsored agency securities.  For the year ended December 31, 2009, principal pay downs of securities totaled $30.4 million, purchases of mortgage-backed securities totaled $43.2 million, purchases of municipal bond and note obligations totaled $94.6 million, purchases of government-sponsored agency securities totaled $21.8 million, $37.3 million of government-sponsored agency securities were matured and/or called, $4.7 million of municipal bonds were matured and/or called and

Index

net premium/discount amortization totaled $500,000.  In addition, at December 31, 2009, the net change of the unrealized gain on available-for-sale securities decreased by $1.5 million from December 31, 2008.

The following table summarizes the maturity and weighted average yields in each of Central Jersey Bank, N.A.’s investment securities portfolios at December 31, 2009:
Maturities and weighted average yields: (dollars in thousands)	Within 1 Year	Over 1 to 5 Years	Over 5 to 10 Years	Over 10 Years	Total
Securities held-to-maturity:
Mortgage-backed securities
Amortized cost	$753	$773	$2,040	$3,651	$7,217
Weighted average yield	4.00%	4.56%	4.60%	5.42%	4.95%
Obligations of U.S. Government agencies
Amortized cost	--	--	--	--	--
Weighted average yield	--	--	--	--	--
Total securities held-to-maturity
Amortized cost	$753	$773	$2,040	$3,651	$7,217
Weighted average yield	4.00%	4.56%	4.60%	5.42%	4.95%
Securities available-for-sale:
Mortgage-backed securities
Fair value	$312	$2	$17,993	$16,545	$34,852
Weighted average yield	5.00%	5.00%	4.84%	5.46%	5.14%
Obligations of U.S. Government agencies
Fair value	--	10,906	--	--	$10,906
Weighted average yield	--	1.58%	--	--	1.58%
Municipal Obligations
Fair value	36,175	4,924	3,357	3,825	48,281
Weighted average yield	2.40%	4.89%	3.93%	3.71%	2.86%
Other debt securities
Fair value	2,691	217	--	--	2,908
Weighted average yield	2.39%	2.75%	--	--	2.42%
Total securities available-for-sale
Fair value	$39,178	$16,049	$21,350	$20,370	$96,947
Weighted average yield	2.42%	2.61%	4.70%	5.13%	3.52%

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

Index

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

FASB ASC Topic 320 allows debt securities to be classified as “held to maturity” and reported in consolidated financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity.   When an entity does not intend to sell the debt security, and it is more likely than not that the entity will not have to sell the debt security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

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

Index

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

Index

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

The following table summarizes net loans outstanding by loan category and amount at December 31, 2009, 2008, 2007, 2006 and 2005.

(in thousands)	2009	2008	2007	2006	2005

Commercial and industrial loans	$46,160	$37,119	$29,384	$35,476	$32,708

Real estate loans – commercial	263,170	267,705	240,370	237,234	232,570

1-4 family real estate loans	2,876	2,646	3,822	4,182	4,858

Home equity and second mortgages	65,116	51,688	37,832	35,573	38,153

Consumer loans	1,765	1,840	3,765	2,857	2,054

Total loans	$379,087	$360,998	$315,173	$315,322	$310,343

Less allowance for loan losses	9,613	4,741	3,408	3,229	3,175

Net loans	$369,474	$356,257	$311,765	$312,093	$307,168

Loans held-for-sale	$--	$400	$658	$242	$3,127

Loans, net of the ALL, totaled $369.5 million at December 31, 2009, an increase of $13.2 million, or 3.71%, from the $356.3 million balance at December 31, 2008.  The increase in loan balances was due primarily to the origination of commercial loans, consumer home equity loans and lines of credit during the period off set by principal pay downs.

For the year ended December 31, 2009, commercial and industrial loans and commercial real estate loans increased by $4.5 million to $309.3 million, which represents a 1.5% increase over the balance of $304.8 million at December 31, 2008.

During 2009, home equity and second mortgages increased by $13.4 million to $65.1 million at December 31, 2009, which represents a 26.0% increase over the balance of $51.7 million at December 31, 2008.

Index

The following table summarizes the maturities of loans by category and whether such loans are at a fixed or floating rate at December 31, 2009.

	December 31, 2009
Maturity and repricing data for loans: (in thousands)	Within 1 Year	Over 1 to 3 Years	Over 3 to 5 Years	Over 5 to 15 Years	Over 15 Years	Total

Loans secured by 1-4 family residential properties

Fixed rate	$4,066	$3,082	$7,232	$15,628	$9,751	$39,759

Adjustable rate	9,491	751	1,393	--	--	11,635

All other loans secured by real estate

Fixed rate	50,220	27,248	48,413	50,087	28,548	204,516

Adjustable rate	73,648	15,447	28,236	5,846	--	123,177

Total	$137,425	$46,528	$85,274	$71,561	$38,299	$379,087

Criticized/classified assets as of December 31, 2009 and 2008 are summarized as follows (in thousands):

	2009	2008
Special Mention	$11,770	$21,343
Substandard	23,306	2,812
Doubtful	5,052	50
Loss	109	94
Total criticized/classified assets	$40,237	$24,299

The total balance of criticized/classified loans at December 31, 2009 and 2008 totaled $40.2 million and $24.3 million, respectively. The $15.9 million increase was representative of the changes in the risk profile of the loan portfolio.  Loans which were risk rated “special mention” decreased by $9.6 million, to $11.8 million, at December 31, 2009, from $21.3 million at December 31, 2008.  Loans which were risk rated “substandard” increased by $20.5 million, to $23.3 million, at December 31, 2009, from $2.8 million at December 31, 2008.  Loans which were risk rated “doubtful” increased by $5.0 million, to $5.1 million at December 31, 2009, from $50,000 at December 31, 2008.  A majority of the risk rating downgrades occurred in the commercial mortgage loan portfolio.

Index

Troubled asset and delinquency trends at December 31, 2009 and 2008 are summarized as follows (dollars in thousands):

	2009	2008

30-89 Day	$6,912	$5,963
90 Days + and still accruing	775	855
Total Delinquencies	$7,687	$6,818

Non-Accrual Loans	$7,868	$2,545

Non-Performing Loans (90+; Non-Accrual)	$8,643	$3,400
OREO	1,055	-
Total Non-Performing Loans and OREO	$9,698	$3,400

Total Delinquencies, Non-Accrual and OREO	$16,610	$9,363

ALL	$9,613	$4,741
Total Loans	$379,087	$360,998
Total Assets	$577,658	$599,385

Total Delinquencies / Total Loans	2.03%	1.89%
Total Non-Accrual Loans / Total Loans	2.08%	0.70%
ALL / Total Loans	2.54%	1.31%
ALL / Non-Performing Loans	111.2%	139.4%
ALL / Non-Performing Loans and OREO	99.1%	139.4%
Non-Performing Loans / Total Loans	2.3%	0.9%
Non-Performing Loans and OREO / Total Assets	1.7%	0.6%

Non-Performing Loans

A loan is considered to be non-performing if it (1) is on a non-accrual basis, (2) is past due 90 days or more and still accruing interest, or (3) has been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial position of the borrower.  A loan, which is past due 90 days or more and still accruing interest, remains on accrual status only where it is both adequately secured as to principal and is in the process of collection.  Central Jersey Bank, N.A. had non-performing loans totaling $8.6 million and $3.4 at December 31, 2009 and 2008, respectively.  Additionally, Central Jersey Bank, NA had $1.1 million in OREO properties as of December 31, 2009.  If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $524,353 and $55,130, for the years ended December 31, 2009 and 2008, respectively.  At December 31, 2009, there are no commitments to lend additional funds to borrowers whose loans are on non-accrual.

Impaired Loans

When necessary, Central Jersey Bank, N.A. performs individual loan reviews in accordance with FASB ASC Topic 310, to determine whether any individually reviewed loans are impaired and, if impaired, measures a valuation allowance allocation in accordance with FASB ASC Topic 310.  A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms.  Central Jersey Bank, NA considers loans on non-accrual status or risk rated “8” or higher as impaired and automatically subject to a FASB ASC Topic 310 review.  In addition,

Index

any other loan that management considers possibly impaired due to deteriorating conditions or for any other reasons, is, at management’s discretion, subject to a FASB ASC Topic 310 review.

At December 31, 2009, Central Jersey Bancorp had impaired loans totaling $23.2 million, as compared to $2.7 million at December 31, 2008.  The increase in impaired loans was due primarily to multiple commercial loans totaling $21.2 million which were downgraded in risk rating and/or placed on non-accrual status during 2009.  These loans were considered impaired and were evaluated in accordance with FASB ASC Topic 310.  After evaluation, specific reserves were required for fifteen of the impaired loans.  At December 31, 2009, Central Jersey Bancorp recorded $4.1 million of specific reserves for impaired loans, as compared to $474,000 in specific reserves for impaired loans at December 31, 2008.

Central Jersey Bancorp’s policy for interest income recognition on non-accrual loans is to recognize income on currently performing restructured loans under the accrual method.  Central Jersey Bancorp recognizes income on non-accrual loans under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to Central Jersey Bancorp.  If these factors do not exist, Central Jersey Bancorp does not recognize income.  There was no income recognized on non-accrual loans during 2009.  Total cash collected on non-accrual loans during 2009 was $263,000, as compared to $1.1 million collected during 2008, all of which was credited to the principal balances outstanding.

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

In order to comprehensively address periodic provisioning and the resultant ALL, Central Jersey Bancorp utilizes a multidisciplinary approach to the ALL determination.  That approach considers each of the following factors:

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

Individually evaluated loans that are not determined to be impaired but have specific characteristics that indicate it is probable that there would be an incurred loss in a group of loans with those characteristics

Index

and all other loans are evaluated by Central Jersey Bank, N.A. in accordance with FASB ASC Topic 450 “Contingencies.”

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

The reserve allocation for loan pools are based on Central Jersey Bank, N.A.’s historical loss experience of the particular group, adjusted for changes in trends, conditions, and other relevant qualitative factors that affect repayment of the loans as of the evaluation date.  Qualitative and/or environmental factors are used to adjust historical loss rates which require significant judgment by management.  In the event that Central Jersey Bank, N.A. must make adjustments to historical loss rates, management will explain how the adjustments reflect current information, events, circumstances, and conditions in the loss measurement.

Certain loans classified under FASB ASC Topic 450 may, at management’s discretion, be evaluated under FASB ASC Topic 310 for impairment.  If loans being evaluated are deemed not to be impaired they will remain in their original FASB ASC Topic 450 pool.

When necessary, Central Jersey Bank, N.A. performs individual loan reviews in accordance with FASB ASC Topic 310, to determine whether any individually reviewed loans are impaired and, if impaired, measures a valuation allowance allocation in accordance with FASB ASC Topic 310.

As a matter of policy, Central Jersey Bank, N.A. values collateral dependent impaired loans based upon the estimated fair value of the underlying collateral.  Estimates of fair value, for collateral dependent loans, are based upon third party independent appraisals, as adjusted for relevant factors, including, among other things, cost to sell the collateral (including broker fees, legal, carrying costs, etc.), changes in the collateral’s condition, and changes in market conditions subsequent to the appraisal date of the collateral.  Any portion of the recorded investment in a collateral-dependent loan in excess of the fair value of the collateral that is identified as uncollectible, and is therefore deemed a confirmed loss, will be charged off against the ALL.

Before concluding that an impaired FASB ASC Topic 310 loan needs no associated loss allowance, Central Jersey Bank, N.A. needs to determine, document and support that its measurement process was appropriate and that it considered all available and relevant information.

For example, for a collateral-dependent loan, the following factors should be considered in the measurement of impairment under the fair value of collateral method:
•	volatility of the fair value of the collateral,
•	timing and reliability of the appraisal or other valuation,
•	timing of the institution’s or third party’s inspection of the collateral,
•	confidence in the institution’s lien on the collateral,
•	historical losses on similar loans, and
•	other factors as appropriate for the loan type.

Some impaired loans may have risk characteristics in common with other impaired loans.  In this case, management may aggregate those loans and use historical statistics such as average recovery period and

Index

average amount recovered, along with composite effective interest rate as a means of measuring impairment of those loans.

Our primary lending emphasis is the origination of commercial real estate loans, commercial and industrial loans, and to a lesser extent, home equity and second mortgages.  As a result of our strategic plans and lending emphasis, we have a loan concentration in commercial loans at December 31, 2009 and 2008, the majority of which are secured by real property located in New Jersey.

Based on the composition of our loan portfolio and the growth in our loan portfolio over the past five years, we believe the primary risks inherent in our portfolio are possible increases in interest rates, a possible decline in the economy, generally, and a continued decline in real estate fair values.  Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies and loan losses.

For the year ended December 31, 2009, the provision for loan losses was $6.2 million, as compared to $1.3 million for the year ended December 31, 2008.  The significant increase in the provision for loan losses is due to required incremental reserves resulting from the credit deterioration of certain commercial loans and, to a lesser extent, loan growth that occurred during the periods presented.  Total gross loans outstanding at December 31, 2009 were $379.1 million, an increase of $18.1 million, or 5.0%, over the December 31, 2008 total of $361.0 million.

Loan portfolio composition changed slightly in 2009, as compared to 2008, with gross commercial loans totaling $309.1 million, or 81.5%, of total gross loans outstanding at December 31, 2009, as compared to $304.7 million, or 84.4%, at December 31, 2008.  Gross loans outstanding totaled $379.1 million at December 31, 2009, as compared to $361.0 million at December 31, 2008, an increase of $18.1 million, or 5.01%.

The following table summarizes Central Jersey Bank, N.A.’s ALL for the years ended December 31, 2009, 2008, 2007, 2006, and 2005.

(dollars in thousands)	2009	2008	2007	2006	2005

Balance, beginning of year	$4,741	$3,408	$3,229	$3,175	$1,638
Provision charged to expense	6,214	1,319	165	500	426
Charge-offs	(1,494)	--	(88)	(455)	(92)
Allaire Community Bank combination	--	--	--	--	1,203
Recoveries	152	14	102	9	--
Balance, end of year	$9,613	$4,741	$3,408	$3,229	$3,175
Ratio of allowance for loan losses to total loans	2.54%	1.31%	1.08%	1.02%	1.02%
Ratio of net recoveries (charge-offs) to average loans outstanding	(0.36%)	0.004%	0.004%	(0.14%)	(0.03%)

Index

The following table sets forth Central Jersey Bank, N.A.’s percent of ALL to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated (dollars in thousands):

	December 31, 2009			December 31, 2008			December 31, 2007

Loan type	Amount	Percent of allowance to total allowance	Percent of loans to total loans	Amount	Percent of allowance to total allowance	Percent of loans to total loans	Amount	Percent of allowance to total allowance	Percent of loans to total loans
Commercial	$8,932	92.9%	74.5%	$4,293	90.6%	84.4%	$2,999	88.0%	85.6%
Consumer	681	7.1%	25.5%	448	9.4%	15.6%	409	12.0%	14.4%
Total	$9,613	100.0%	100.0%	$4,741	100.0%	100.0%	$3,408	100.0%	100.0%

	December 31, 2006			December 31, 2005

Loan type	Amount	Percent of allowance to total allowance	Percent of loans to total loans	Amount	Percent of allowance to total allowance	Percent of loans to total loans
Commercial	$2,811	87.1%	86.5%	$2,749	86.6%	85.5%
Consumer	418	12.9%	13.5%	426	13.4%	14.5%
Total	$3,229	100.0%	100.0%	$3,175	100.0%	100.0%

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from other non-interest expenses.

At December 31, 2009, two loans were transfer to other real estate owned, impacting the provision for loan losses by $245,000, and recorded as other real estate owned at their fair market value less cost to sell of $1.1 million.

Restricted Stock

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and as of December 31, 2009 and 2008, consisted of the common stock of the FHLBNY, the Federal Reserve Bank of New York (“FRB”) and Atlantic Central Bankers Bank (“ACBB”).

Management evaluates the restricted stock for impairment in accordance with the AICPA Accounting Standards Executive Committee (“AcSEC”) Statement of Position (“SOP”) 01-6, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.”  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of the investments’ cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the investments’ cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLBNY, as compared to the capital stock amount for the FHLBNY and the length of time this situation has persisted, (2) commitments by the FHLBNY to make payments required by law or regulation and the level of such

Index

payments in relation to the operating performance of the FHLBNY, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBNY.

Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2009.

Deposits

One of Central Jersey Bank, N.A.’s primary strategies is the accumulation and retention of core deposits.  Core deposits are defined as all deposits except certificates of deposits with balances in excess of $100,000.

Total deposits were $467.9 million at December 31, 2009, an increase of $49.1 million, or 11.7%, over the year ended December 31, 2008 total of $418.8 million.  Core deposits as a percentage of total deposits were 82.8% at December 31, 2009, as compared to 82.5% at December 31, 2008.  The increase in deposit balances was reflective of continued core deposit growth that occurred throughout Central Jersey Bank, N.A.’s retail franchise.

The following table represents categories of Central Jersey Bank, N.A.’s deposits at December 31, 2009 and 2008.

(in thousands)	December 31, 2009	December 31, 2008
Demand deposits, non-interest bearing	$80,500	$75,947
Savings, N.O.W. and money market accounts	226,729	190,475
Certificates of deposit of less than $100,000	72,089	78,949
Certificates of deposit of $100,000 or more	88,560	73,444
Total deposits	$467,878	$418,815

The following table represents categories of Central Jersey Bank, N.A.’s average deposit balances and weighted average interest rates for the years ended December 31, 2009 and 2008 (dollars in thousands):

	December 31, 2009		December 31, 2008
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits, non-interest bearing	$76,811	0.00%	$75,149	0.00%
Savings, N.O.W. and money market accounts	202,124	1.23%	178,351	1.84%
Certificates of deposit of less than $100,000	75,755	2.62%	79,867	3.80%
Certificates of deposit of $100,000 or more	87, 504	2.84%	68,306	3.95%
Total deposits	$442,194	1.93%	$401,673	2.24%

Index

At December 31, 2009, Central Jersey Bank, N.A. had $160.6 million in time deposits maturing as follows (in thousands):

	3 months or less	Over 3 to 12 months	Over 1 year to 3 years	Over 3 years	Total
Less than $100,000	$17,097	$41,158	$13,598	$236	$72,089
Equal to or more than $100,000	11,260	52,819	23,994	487	88,560
Total	$28,357	$93,977	$37,592	$723	$160,649

Borrowings

Borrowings were $47.6 million at December 31, 2009, as compared to $71.7 million at December 31, 2008, a decrease of $24.1 million, or 33.6%.  Borrowings typically include wholesale borrowing arrangements as well as arrangements with deposit customers of Central Jersey Bank, N.A. to sweep funds into short-term borrowings.  As of December 31, 2009, borrowings included $26.4 million bank sweep funds, $15.0 million in FHLBNY callable advances and $6.2 million in FHLBNY fixed rate advances.  The decrease was primarily due to a decrease in overnight borrowings as a result of cash generated from deposit growth and the sale of investment securities available-for-sale.

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

Central Jersey Bank, N.A.’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  Central Jersey Bank, N.A. uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The contract or notional amount of financial instruments which represent credit risk at December 31, 2009 and December 31, 2008 is as follows (in thousands):

	2009	2008
Standby letters of credit	$2,140	$2,206
Outstanding loan and credit line commitments	$67,122	$65,079

Standby letters of credit are conditional commitments issued by Central Jersey Bank, N.A. which guarantee performance by a customer to a third party.  The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers.  All of Central Jersey Bank, N.A.’s outstanding standby letters of credit are performance standby letters within the scope of FASB ASC Topic 952.  These are irrevocable undertakings by Central Jersey Bank, N.A., as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation.  Most of Central Jersey Bank, N.A.’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The maximum potential future payments Central Jersey Bank, N.A. could be required to make equals the face amount of the letters of credit.  Central Jersey Bank, N.A.’s liability for performance standby letters of credit was immaterial at December 31, 2009 and December 31, 2008.

Index

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

At December 31, 2009, the Central Jersey Bancorp was obligated under non-cancelable lease agreements for 10 branch office leases and two leases for office and storage space.  The leases provide for increased rentals based upon increases in real estate taxes and the cost of living index.  Minimum rental payments under the terms of these leases are as follows (in thousands):

2010	$1,045,747
2011	947,349
2012	891,661
2013	535,269
2014 and thereafter	663,119

Total	$4,083,145

Total rent expense was $1.1 million in both 2009 and 2008.

Liquidity and Capital Resources

Liquidity defines the ability of Central Jersey Bank, N.A. to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis.  An important component of a bank’s asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements.  The liquidity needs of Central Jersey Bank, N.A. have been primarily met by cash on hand, loan and investment amortizations and borrowings.  Central Jersey Bank, N.A. invests funds not needed for operations (excess liquidity) primarily in daily federal funds sold.  During 2009, Central Jersey Bank, N.A. continued to maintain a large secondary source of liquidity known as investment securities available-for-sale.  The fair value of that portfolio was $96.9 million and $170.7 million at December 31, 2009 and 2008, respectively.

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

Supplemental sources of liquidity include large certificates of deposit, wholesale and retail repurchase agreements, and federal funds purchased from correspondent banks.  Correspondent banks, which are typically referred to as “banker’s banks,” offer essential services such as cash letter processing, investment services, loan participation support, wire transfer operations and other traditional banking services.  Brokered deposits, which are deposits obtained, directly or indirectly, from or through the

Index

mediation or assistance of a deposit broker, may be utilized as supplemental sources of liquidity in accordance with Central Jersey Bank, N.A.’s balance sheet management policy.  Contingent liquidity sources may include off-balance sheet funds, such as advances from both the FHLBNY and the Federal Reserve Bank, and federal funds purchase lines with “upstream” correspondents.  An additional source of liquidity is made available by curtailing loan activity and instead using the available cash to fund short-term investments such as overnight federal funds sold or other approved investments maturing in less than one year.  In addition, future expansion of Central Jersey Bank, N.A.’s retail banking network is expected to create additional sources of liquidity from new deposit customer relationships.

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

Quantitative measures established by regulation to ensure capital adequacy require Central Jersey Bank, N.A. to maintain minimum amounts and ratios (set forth in the following table) of Total Capital and Tier 1 Capital to risk weighted assets and of Tier 1 Capital to average assets (leverage ratio).  As of December 31, 2009, Central Jersey Bank, N.A. met all capital adequacy requirements to which it is subject.

As of December 31, 2009, the most recent notification from the OCC categorized Central Jersey Bank, N.A. as “well capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that we believe have changed Central Jersey Bank, N.A.’s category.

The following is a summary of Central Jersey Bancorp and Central Jersey Bank, N.A.’s actual capital ratios as of December 31, 2009 and 2008, compared to the minimum capital adequacy requirements and the requirements for classification as a “well-capitalized” institution:

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Asset Ratio		Total Capital to Risk Weighted Asset Ratio
Actual Ratios	2009	2008	2009	2008	2009	2008
Central Jersey Bancorp	9.68%	10.20%	12.50%	13.91%	13.76%	15.09%
Central Jersey Bank, N.A.	7.89%	10.33%	10.19%	14.05%	14.00%	15.24%

Required Regulatory Ratios
“Adequately capitalized” institution (under federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

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

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of subordinated debentures from Central Jersey Bancorp.  The subordinated debentures bear a variable interest rate equal to LIBOR plus 285 basis points.  Although the subordinated debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve.  The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp.  At December 31, 2009, $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital.  Central Jersey Bancorp is using the proceeds it received from the subordinated debentures to support the general balance sheet growth of Central Jersey Bancorp and to maintain Central Jersey Bank, N.A.’s required regulatory capital ratios.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards.  The new quantitative limits become effective after a five-year transition period ending March 31, 2009.  Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements.  Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital.  At December 31, 2009, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities.  Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital.  However, in the event that the trust preferred issues do not qualify as Tier I Capital, Central Jersey Bank, N.A. would remain well capitalized.

Recent Accounting Pronouncements

FASB ASC Topic 860

In October 2009, the FASB issued ASU Topic 860, “Transfers and Servicing – Accounting for Transfers of Financial Assets.”  This Update amends the Codification for the issuance of FASB Statement No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.”  The amendments in this update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  This update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  Central Jersey Bancorp does not

Index

expect the adoption of this pronouncement to have a material impact on its consolidated financial position, results of operations or cash flows.

FASB ASC Topic 810

In October 2009, the FASB issued ASU Topic 810, “Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  This update amends the Codification for the issuance of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”   The amendments in this update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  This update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  Central Jersey Bancorp does not expect the adoption of this pronouncement to have a material impact on its consolidated financial position, results of operations or cash flows.

FASB ASC Topic 105

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principle,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. generally accepted accounting principles (“U.S. GAAP”), but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the ASC will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for Central Jersey Bancorp for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on Central Jersey Bancorp’s consolidated financial condition, results of operations or cash flows, but impacted our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, ACS superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the ACS became non-authoritative.

FASB ASC Topic 855

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, Central Jersey Bancorp adopted these provisions of FASB ASC Topic 855. The adoption of this pronouncement did not have a material impact on Central Jersey Bancorp’s consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 1, Basis of Presentation, for this additional disclosure.

Index

FASB ASC Topic 825

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements.  This pronouncement is effective for periods ending after June 15, 2009. Accordingly, Central Jersey Bancorp adopted these provisions of FASB ASC Topic 825 on March 29, 2009.  The adoption of this pronouncement did not have a material impact on Central Jersey Bancorp’s consolidated financial position, results of operations or cash flows.  However, these provisions of FASB ASC Topic 825 resulted in additional disclosures with respect to the fair value of Central Jersey Bancorp’s financial instruments. See Note 14, Fair Value Measurements, for these additional disclosures.

FASB ASC Topic 320

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 320, “Investments — Debt and Equity Securities” and Topic 325 “Investments — Other,” which is designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  The pronouncement is effective for periods ending after June 15, 2009.  Accordingly, Central Jersey Bancorp adopted this pronouncement on March 29, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.  However, the provisions of FASB ASC Topic 320 resulted in additional disclosures with respect to the fair value of Central Jersey Bancorp’s investments with unrealized losses that are not deemed other-than-temporarily impaired. See Note 14, Fair Value Measurements, for these additional disclosures.

FASB ASC Topic 820

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”  This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This guidance establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The pronouncement is effective for periods ending after June 15, 2009.  Accordingly, Central Jersey Bancorp adopted this pronouncement on March 29, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.  However, the provisions of FASB ASC Topic 320 resulted in additional disclosures with respect to the fair value of Central Jersey Bancorp’s investments with unrealized losses that are not deemed other-than-temporarily impaired. See Note 14, Fair Value Measurements, for these additional disclosures.

Impact of Inflation

The consolidated financial statements and related financial data presented in this report have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on the operation of Central Jersey Bancorp and Central Jersey Bank, N.A. is reflected in increased operating costs.  Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, the effects of general levels of inflation are primarily reflected in the interest rate paid in liabilities and earned on interest earning assets.  Interest rates do not necessarily move in the same magnitude as the prices of goods and services.  We believe that continuation of our efforts to manage the rates, liquidity and interest sensitivity of our assets and liabilities is necessary to generate an acceptable return on assets.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, Central Jersey Bancorp carried out an evaluation of the effectiveness of the design and operation of Central Jersey Bancorp’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of Central Jersey Bancorp’s management, including Central Jersey Bancorp’s Chairman, President and Chief Executive Officer and Central Jersey Bancorp’s Senior Executive Vice President and Chief Financial Officer, who concluded that Central Jersey Bancorp’s disclosure controls and procedures are effective.  There has been no significant change in Central Jersey Bancorp’s internal controls during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Central Jersey Bancorp’s internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Central Jersey Bancorp’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Central Jersey Bancorp’s reports filed under the Exchange Act is accumulated and communicated to management, including Central Jersey Bancorp’s Chairman, President and Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Index

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

Management assessed the effectiveness of Central Jersey Bancorp’s internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO).  Based on the assessment management believes that, as of December 31, 2009, Central Jersey Bancorp’s internal control over financial reporting is effective based on those criteria.

Item 9B.	Other Information

On March 24, 2010, Central Jersey Bancorp entered into a Second Amended and Restated Change of Control Agreement with Anthony Giordano, III, Senior Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of Central Jersey Bancorp.  Mr. Giordano’s existing change of control agreement was amended and restated to (i) provide that the benefits payable to him thereunder would be equal to his monthly compensation (including monthly salary, the cash equivalent of the monthly benefits provided to him, and annual bonus compensation prorated over 12 months) multiplied by 30 (“Severance”) and not by 24 as set forth in his prior agreement and (ii) provide that Mr. Giordano will be entitled to receive Severance from either Central Jersey Bancorp or a Successor Entity (as defined in the agreement), as the case may be, if Mr. Giordano is either (a) not retained by a Successor Entity for a period of at least 36 months (an increase from 24 months) following the occurrence of a Change of Control Event (as defined in the agreement) or (b) terminated by a Successor Entity within 36 months (an increase from 30 months) following the occurrence of a Change of Control Event after accepting employment with such Successor Entity as of the effective date of the Change of Control Event.  The terms of Mr. Giordano’s Second Amended and Restated Change of Control Agreement are consistent with the terms of the change of control agreements between Central Jersey Bancorp and its other named executive officers.  Mr. Giordano’s Second Amended and Restated Change of Control Agreement is furnished herewith as Exhibit 10.7.

Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this Item with respect to Central Jersey Bancorp’s directors and executive officers will be contained in Central Jersey Bancorp’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 26, 2010, under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers,” and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required under this Item with respect to executive compensation will be contained in Central Jersey Bancorp’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 26, 2010, under the captions “Executive Compensation” and “Director Compensation,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item will be contained in Central Jersey Bancorp’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 26, 2010, under the captions “Securities Authorized for Issuance under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this item will be contained in Central Jersey Bancorp’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 26, 2010, under the caption “Certain Relationships and Related Party Transactions” and “Director Independence” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in Central Jersey Bancorp’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 26, 2010, under the captions “Audit Fees,” “Audit Related Fees,” “Tax Fees,” “All Other Fees,” and “Policy on Pre-Approval of Audit and Permissible Non-Audit Services,” and is incorporated herein by reference.

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

CENTRAL JERSEY BANCORP

Date: March 30, 2010	By:	/s/ James S. Vaccaro
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

Signatures	Title	Date

/s/ James S. Vaccaro	Chairman, President and Chief	March 30, 2010
James S. Vaccaro	Executive Officer (Principal Executive Officer) and Director

/s/ Robert S. Vuono	Senior Executive Vice President,	March 30, 2010
Robert S. Vuono	Chief Operating Officer, Secretary and Director

/s/ Anthony Giordano, III	Senior Executive Vice President,	March 30, 2010
Anthony Giordano, III	Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

Index

Signatures	Title	Date

/s/ James G. Aaron	Director	March 30, 2010
James G. Aaron

/s/ Mark R. Aikins	Director	March 30, 2010
Mark R. Aikins

/s/ John A. Brockriede	Director	March 30, 2010
John A. Brockriede

/s/ George S. Callas	Director	March 30, 2010
George S. Callas

/s/ Paul A. Larson, Jr.	Director	March 30, 2010
Paul A. Larson, Jr.

	Director	March 30, 2010
John F. McCann

/s/ Carmen M. Penta	Director	March 30, 2010
Carmen M. Penta

/s/ Mark G. Solow	Director	March 30, 2010
Mark G. Solow

Index

CENTRAL JERSEY BANCORP
AND SUBSIDIARY

Consolidated Financial Statements

Contents

December 31, 2009

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Central Jersey Bancorp

We have audited the accompanying consolidated statement of financial condition of Central Jersey Bancorp and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, comprehensive income, and cash flows for the years then ended. The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Jersey Bancorp and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

ParenteBeard LLC
Malvern, Pennsylvania

March 30, 2010

Index

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share amounts)

	December 31,
	2009	2008
ASSETS
Cash and due from banks	$9,789	$9,306
Federal funds sold	68,526	461
Cash and cash equivalents	78,315	9,767

Investment securities available-for-sale, at fair value	96,947	170,683
Investment securities held-to-maturity (fair value of $7,462 and $15,124, respectively, at December 31, 2009 and December 31, 2008)	7,217	14,679
Federal Reserve Bank stock	1,848	1,960
Federal Home Loan Bank stock	1,820	2,940
Loans held-for-sale	--	400

Loans	379,087	360,998
Less: Allowance for loan losses	9,613	4,741
Loans, net	369,474	356,257

Accrued interest receivable	2,285	2,251
Other real estate owned	1,055	--
Premises and equipment	5,946	6,303
Bank owned life insurance	3,817	3,685
Goodwill	--	26,957
Core deposit intangible	1,031	1,444
FDIC prepaid insurance	2,684	--
Other assets	5,219	2,059
Total assets	$577,658	$599,385

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$80,500	$75,947
Interest bearing	387,378	342,868
	467,878	418,815

Borrowings	47,575	71,741
Subordinated debentures	5,155	5,155
Accrued expenses and other liabilities	1,531	1,546
Investment securities purchased not settled	--	19,676
Total liabilities	522,139	516,933

Shareholders’ equity:
Common stock, par value $0.01 per share. Authorized 100,000,000 shares, 9,256,975 and 9,000,531 shares outstanding, and 9,503,423 and 9,246,979 shares issued, respectively, at December 31, 2009 and December 31, 2008	92	90
Preferred stock, liquidation value $1,000 per share. Authorized 10,000,000 shares and issued and outstanding 11,300 shares at December 31, 2009 and December 31, 2008	11,300	11,300
Additional paid-in capital	64,981	64,502
Accumulated other comprehensive income, net of tax expense	1,022	1,925
Treasury stock – 246,448 shares at December 31, 2009 and December 31, 2008	(1,806)	(1,806)
(Accumulated deficit)/retained earnings	(20,070)	6,441
Total shareholders’ equity	55,519	82,452
Total liabilities and shareholders’ equity	$577,658	$599,385

See accompanying notes to consolidated financial statements.

Index

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	December 31,
	2009	2008
Interest and dividend income:
Interest and fees on loans	$20,709	$21,084
Interest on securities available-for-sale:
Taxable interest income	3,334	6,894
Non-taxable interest income	1,426	58
Interest on securities held-to-maturity	592	664
Interest on federal funds sold and due from banks	318	386
Total interest and dividend income	26,379	29,086

Interest expense:
Interest expense on deposits	7,047	8,984
Interest expense on borrowings	942	1,325
Interest expense on subordinated debentures	190	355
Total interest expense	8,179	10,664

Net interest income	18,200	18,422

Provision for loan losses	6,214	1,319
Net interest income after provision for loan losses	11,986	17,103

Non-interest income:
Gain on sale of available-for-sale securities	2,885	739
Service charges on deposit accounts	1,504	1,522
Gain on sale of loans held-for-sale	536	351
Income on bank owned life insurance	132	120
Total non-interest income	5,057	2,732
Non-interest expense:
Salaries and employee benefits	7,562	7,759
Net occupancy expenses	2,125	2,059
Professional fees	1,437	896
FDIC insurance premiums	1,147	278
Data processing fees	972	1,011
Outside service fees	828	782
Furniture, fixtures and equipment	796	694
Core deposit intangible amortization	413	482
Stationery, supplies and printing	205	239
Advertising	204	268
Insurance	161	184
Telephone	108	133
Goodwill impairment	26,957	--
Other operating expenses	784	852
Total non-interest expenses	43,699	15,637

(Loss) income before provision for income taxes	(26,656)	4,198

Income tax (benefit) expense	(888)	1,288

Net (loss) income	$(25,768)	$2,910

Preferred stock dividend	565	12
Preferred stock discount amortization	178	--
Net (loss) income available to common shareholders	$(26,511)	$2,898

Basic (loss) earnings per common share	$(2.91)	$0.32
Diluted (loss) earnings per common share	$(2.91)	$0.30
Average basic shares outstanding	9,117,428	9,092,180
Average diluted shares outstanding	9,117,428	9,523,891

See accompanying notes to consolidated financial statements.

Index

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands, except share amounts)

				Accumulated		Retained
			Additional	other		earnings/
	Common	Preferred	paid-in	comprehensive	Treasury	(accumulated
	stock	stock	capital	income (loss)	stock	deficit)	Total
Balance at December 31, 2007	$91	$--	$60,787	$848	$--	$7,160	$68,886
Comprehensive income:
Net income	--	--	--	--	--	2,910	2,910
Unrealized gain on securities available-for-sale, net of reclassification adjustment of $739 and tax effect of $648	--	--	--	1,077	--	--	1,077
Total comprehensive income							$3,987
Exercise of stock options – 64,177 shares, including tax benefit $94	1	--	329	--	--	--	330
Purchase of 246,448 shares outstanding stock; placed in treasury	(2)	--	--	--	(1,806)	--	(1,808)
5% stock dividend – 437,400 shares	--	--	3,390	--	--	(3,390)	--
Preferred stock	--	11,300	--	--	--	--	11,300
Cash dividends accrued on preferred stock						(12)	(12)
Cumulative effect adjustment adoption of EITF 06-4	--	--	--	--	--	(227)	(227)
Cash paid for fractional shares	--	--	(4)	--	--	--	(4)
Balance at December 31, 2008	$90	$11,300	$64,502	$1,925	$(1,806)	$6,441	$82,452
Comprehensive loss:
Net loss	--	--	--	--	--	(25,768)	(25,768)
Unrealized loss on securities available-for-sale, net of reclassification adjustment of $2,885 and tax effect of ($561)	--	--	--	(903)	--	--	(903)
Total comprehensive loss							$(26,671)
Exercise of stock options – 256,444 shares, including tax benefit $170	2	--	479	--	--	--	481
Discount – preferred stock	--	--	--	--	--	(178)	(178)
Cash dividends accrued on preferred stock						(565)	(565)
Balance at December 31, 2009	$92	$11,300	$64,981	$1,022	$(1,806)	$(20,070)	$55,519

See accompanying notes to consolidated financial statements.

Index

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	2009	2008
Cash flows from operating activities:
Net (loss) income	$(25,768)	$2,898
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Goodwill impairment charge	26,957	--
Earnings on cash surrender value of life insurance	(132)	(120)
Deferred tax benefit	(1,987)	(210)
Provision for loan losses	6,214	1,319
Depreciation and amortization	529	676
Net premium amortization (discount accretion) on held-to-maturity securities	166	(15)
Net premium amortization (discount accretion) on available-for-sale securities	334	(11)
Core deposit intangible amortization	413	482
Gain on sale of securities available-for-sale	(2,885)	(739)
Gain on the sale of loans held-for-sale	(536)	(351)
Originations of loans held-for-sale	(13,336)	(4,233)
Proceeds from the sale of loans held-for-sale	14,272	4,508
Increase in accrued interest receivable	(34)	(33)
Increase in other assets	(2,803)	(2,089)
Decrease in accrued expenses and other liabilities	(75)	(293)
Net cash provided by operating activities	1,329	1,789

Cash flows from investing activities:
Maturities and paydowns on investment securities held-to-maturity	7,296	7,748
Maturities and paydowns on investment securities available-for-sale	72,966	24,437
Proceeds from sale of investment securities available-for-sale	166,451	53,147
Purchase of investment securities available-for-sale	(183,709)	(131,616)
Purchase of investment securities held-to-maturity	--	(4,982)
Investment securities purchased not settled	--	19,676
Net increase in loans	(20,486)	(45,477)
Purchases of premises and equipment	(172)	(2,353)
Net cash provided by (used in) investment activities	42,346	(79,420)

Cash flows from financing activities:
Proceeds from stock options exercised	481	330
Net increase in non-interest bearing deposits	4,553	1,992
Net increase in interest bearing deposits	44,510	13,533
Net increase (decrease) in other borrowings	3,405	(1,528)
Net (decrease) increase in Federal Home Loan Bank advances	(27,499)	48,740
Repayment of Federal Home Loan Bank advances	(72)	(34)
Cash dividend paid on preferred stock	(505)	--
Purchase of outstanding stock; placed in treasury	--	(1,808)
Cash paid for fractional shares	--	(4)
Issuance of preferred stock and warrants	--	11,300
Net cash provided by financing activities	24,873	72,521

Increase (decrease) in cash and cash equivalents	68,548	(5,110)

Cash and cash equivalents at beginning of period	9,767	14,877
Cash and cash equivalents at end of period	$78,315	$9,767

Supplementary cash flow information:
Interest paid	$8,194	$10,754
Income taxes paid	$1,724	$2,199
Loans receivable transferred to other real estate owned	$1,055	$--

See accompanying notes to consolidated financial statements.

Index

Central Jersey Bancorp and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 - Summary of Significant Accounting Policies

Business

Central Jersey Bancorp is a bank holding company headquartered in Oakhurst, New Jersey.  The holding company was incorporated in New Jersey on March 7, 2000, and became an active bank holding company on August 31, 2000 through the acquisition of Monmouth Community Bank, National Association.  On January 1, 2005, Central Jersey Bancorp completed its strategic business combination transaction with Allaire Community Bank, a New Jersey state-chartered bank, pursuant to which Allaire Community Bank became a wholly-owned bank subsidiary of Central Jersey Bancorp.  On the effective date of the combination, the name of the holding company was changed from Monmouth Community Bancorp to Central Jersey Bancorp.  In August of 2005, Central Jersey Bancorp combined its two bank subsidiaries, Monmouth Community Bank, N.A. and Allaire Community Bank, into a single banking entity, named Central Jersey Bank, N. A.  Central Jersey Bancorp and Central Jersey Bank, N.A. are collectively referred to herein as the “Company.”

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

On May 26, 2009, Central Jersey Bancorp and OceanFirst Financial Corp., the parent company of OceanFirst Bank, entered into a Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Central Jersey Bancorp had intended to merge with and into OceanFirst Financial Corp.  Concurrent with the merger, it was expected that Central Jersey Bank, N.A. would merge with and into OceanFirst Bank.  The merger of Central Jersey Bancorp and OceanFirst Financial Corp. was intended to qualify as a tax free reorganization for federal income tax purposes, with shares of Central Jersey Bancorp exchanged for OceanFirst Financial Corp. shares on a tax free basis.  The Merger Agreement was terminated by mutual consent on December 17, 2009 when it became apparent that the requisite regulatory approvals would not be received in time for the merger to be completed by December 31, 2009, as contemplated in the Merger Agreement.

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

Central Jersey Bancorp paid a 5% stock dividend on July 1, 2008.  As of December 31, 2009, there were 9,256,975 outstanding shares of Central Jersey Bancorp common stock.  As of December 31, 2008, there were 9,000,531 outstanding shares of Central Jersey Bancorp common stock.  All prior period amounts have been retroactively restated to reflect the aforementioned stock dividend.

Index

Basis of Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Central Jersey Bancorp and its wholly-owned bank subsidiary, Central Jersey Bank, N.A.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

Use of Estimates

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

While management uses available information to recognize estimated losses on loans, such estimates may be adjusted to account for changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALL.  Such agencies may require the Company to increase such allowance based, in their judgment, on the information available to them at the time of their examination.

New Account Standards

Effective April 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events.”   This guidance establishes general standards for accounting and for disclosure of events that occur after the balance sheet date but before financial statements are issued.  The subsequent event guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in the financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date.  The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2009, for items that should potentially be recognized or disclosed in the accompanying audited consolidated financial statements.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP.  FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative.  These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current reporting period.  The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but impacted our financial reporting process by eliminating all references to pre-codification standards.  On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks with original maturities of three months or less and overnight federal funds sold.  Federal funds sold are generally sold for one-day periods. The Company maintains cash deposits in other depository institutions that occasionally exceed the amount of deposit insurance available.

Index

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings.  Debt and equity securities not classified as trading securities, nor as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive income component of shareholders’ equity.  The Company held no trading securities at December 31, 2009 and 2008.  Discounts and premiums are accreted/amortized to income by use of the level-yield method.  Gain or loss on sales of securities available for sale is based on the specific identification method.

FASB recently issued accounting guidance related to the recognition and presentation of other-than-temporary impairment, which the Company adopted effective June 30, 2009 (“Pending Content” of FASB ASC Topic 320-1).  This recent accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities.  The recent guidance replaced the “intent and ability” indication in current guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and, (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.

When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Prior to the adoption of the recent accounting guidance on June 30, 2009, management considered, in determining whether other-than-temporary impairment exists (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Restricted Stock

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and as of December 31, 2009 and 2008, consisted of the common stock of the Federal Home Loan Bank of New York (“FHLBNY”), the Federal Reserve Bank of New York and Atlantic Central Bankers Bank.

Management evaluates the restricted stock for impairment in accordance with the AICPA Accounting Standards Executive Committee (“AcSEC”) Statement of Position (“SOP”) 01-6, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.”  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of the investments’ cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the investments’ cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLBNY as compared to the capital stock amount for the FHLBNY and the length of time this situation has persisted, (2) commitments by the FHLBNY to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBNY, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBNY.

Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2009.

Index

Loans Held-for-Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value (“LOCOM”) or fair value under the fair value option accounting guidance for financial instruments. For loans carried at LOCOM, gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

Loans and Allowance for Loan Losses

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

The ALL is based upon the Interagency Policy Statement on the Allowance for Loan and Lease Losses issued jointly by the federal banking agencies on December 13, 2006 (OCC Bulletin 2006-47) and management’s evaluation of the adequacy of the allowance, including an assessment of:  (a) known and inherent risks in the loan portfolio; (b) the size and composition of the loan portfolio; (c) actual loan loss experience; (d) the level of delinquencies; (e) the individual loans for which full collectibility may not be assured; (f) the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans; and (g) the current economic and market conditions.  Although management uses the best information available, the level of the ALL remains an estimate that is subject to significant judgment and short-term change.  Various regulatory agencies, as an integral part of their examination process, periodically review Central Jersey Bank, N.A.’s ALL.  Such agencies may require Central Jersey Bank, N.A. to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of Central Jersey Bank, N.A.’s loans are secured by real estate in the State of New Jersey.  Accordingly, the collectibility of a substantial portion of the carrying value of Central Jersey Bank, N.A.’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the

Index

Central New Jersey area experience an adverse economic climate.  Future adjustments to the ALL may be necessary due to economic, operating, regulatory and other conditions beyond Central Jersey Bank, N.A.’s control.  Management believes that the ALL is adequate as of December 31, 2009.

The provision for loan losses charged to non-interest expense is determined by management and is based upon a periodic review of the loan portfolio, past experience, the economy, and other factors that may affect a borrower’s ability to repay a loan.  The provision is based on management’s estimates and actual losses may vary from these estimates.  Estimates are reviewed and adjustments, as they become necessary, are reported in the periods in which they become known.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from other real estate owned.

Servicing

Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets.  Under the servicing assets and liabilities accounting guidance in FASB ASC Topic 860-50, servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. The Company subsequently measures each class of servicing asset using either the fair value or the amortization method. The Company has elected to initially and subsequently measure the mortgage servicing rights for U.S. Small Business Administration (“SBA”) loans using the amortization method.  Under the amortization method, servicing rights are amortized in proportion to and over the period of estimated net servicing income. The amortized assets are assessed for impairment or increased obligation based on fair value at each reporting date.  The Company originates SBA loans and typically sells the U.S. Government guaranteed portion of the outstanding loan balance to investors, with servicing retained.  Servicing rights fees, which are usually based on a percentage of the outstanding principal balance of the loan, are recorded for servicing functions. These servicing rights are recorded as other assets in the Consolidated Statements of Financial Condition.  As of December 31, 2009, the Company recorded $289,000 in servicing rights.

Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the mortgage servicing right and result in a reduction to noninterest income.

Each class of separately recognized servicing assets subsequently measured using the amortization method are evaluated and measured for impairment. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the carrying amount of the servicing assets for that tranche. The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment.  Changes in valuation allowances are reported with gain/(loss) on sale of loans held-for-sale on the income statement.  Fair value in excess of the carrying amount of servicing assets for that stratum is not recognized.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

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

Advertising Costs

Advertising costs are expensed as incurred.

401(k) Plan

The Company has a 401(k) plan covering substantially all of its employees.  The Company may contribute an amount equal to 100% of the first 3% of the employee deferral and then 50% of the next 2% of the employee deferral.  The Company’s matching contribution, if any, is determined by the Board of Directors in its sole discretion.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance FASB ASC Topic 740 “Income Taxes.”  The Company adopted the recent accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50%; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

Comprehensive (Loss) Income

Comprehensive (loss) income is segregated into net (loss) income and other comprehensive (loss) income.  Other comprehensive (loss) income includes items previously recorded directly to equity, such as unrealized gains and losses

Index

on securities available-for-sale, net of tax.  Comprehensive (loss) income is presented in the Statements of Changes in Shareholders’ Equity.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 14. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Treasury Stock

Common stock shares repurchased are recorded as treasury stock at cost.

Net (Loss) Income Per Common Share

Basic net loss per common share for the year ended December 31, 2009 was calculated by dividing the net loss available to common shareholders (which is equal to net loss less dividends on preferred stock) of $26.5 million by the weighted average number of shares outstanding of 9,117,428 (as to the basic net income per common share determination).  For the  year ended December 31, 2009, the effect of dilutive securities related to the Company's employee and director stock option plans totaled 146,730, which, when added to the average basic common shares  outstanding  totaling  9,117,428, would have resulted in average diluted common shares outstanding totaling  9,264,158.  However, in accordance with FASB ASC Topic 260, “Earnings per Share,” due to the Company reporting a net loss for the year ended December 31, 2009, including potential common shares in the denominator of a diluted per-share computation would result in an antidilutive per-share amount.  Basic and diluted net income per common share for the year ended December 31, 2008 was calculated by dividing the net income available to common shareholders of $2.9 million by the weighted average number of common shares outstanding of 9,092,180 (as to the basic net income per share determination) and 9,523,891 (as to the diluted net income per share determination).  Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or resulted in the issuance of common stock.  These potentially dilutive shares would then be included in the weighted average number of common shares outstanding for the period using the treasury stock method.  Shares issued and shares reacquired during the period are weighted for the portion of the period that they were outstanding.

Earnings per common share, average common shares outstanding, stock options, stock appreciation rights and related amounts set forth herein for all periods presented have been adjusted to reflect the 5% stock dividend, paid on July 1, 2008.

Index

The following tables reconcile shares outstanding for basic and diluted earnings per common share for the years ended December 31, 2009 and 2008:

	December 31, 2009
(dollars in thousands, except for per share data)	Income (numerator)	Average shares (denominator)	Per share amount

Basic EPS
Net loss available to common shareholders	$(26,511)	9,117	$(2.91)
Effect of dilutive securities:
Stock options and warrants	--	--	--
Diluted EPS
Net loss available to common shareholders, plus assumed exercise of options and warrants	$(26,511)	9,117	$(2.91)

	December 31, 2008
(dollars in thousands, except for per share data)	Income (numerator)	Average shares (denominator)	Per share amount

Basic EPS
Net income available to common shareholders	$2,898	9,092	$0.32
Effect of dilutive securities:
Stock options and warrants	--	432	--
Diluted EPS
Net income available to common shareholders, plus assumed exercise of options and warrants	$2,898	9,524	$0.30

Options to purchase 100,020, 137,755, 5,480, 52,512 and 44,484 shares of common stock at weighted average prices of $9.90, $8.57, $7.56, $5.32 and $5.04 per share, respectively, were outstanding and were not included in the computation of diluted earnings per common share for the year ended December 31, 2009, because these were anti-dilutive stock options.

Goodwill and Other Intangible Assets

Goodwill is recognized for the excess of the purchase price over the estimated fair value of acquired net assets in a business combination.  In accordance with FASB ASC Topic 350, “Goodwill and Other Intangibles,” goodwill is not amortized but is subject to impairment testing at least annually, which the Central Jersey Bancorp performs as of December 31st of each year. On an interim basis, Central Jersey Bancorp evaluates whether circumstances are present that would indicate potential impairment of its goodwill. These circumstances include prolonged trading value of Central Jersey Bancorp’s common stock relative to its book value, adverse changes in the business or legal climate, actions by regulators, or loss of key personnel. When it is determined that these or other circumstances are present, Central Jersey Bancorp tests the carrying value of goodwill for impairment at an interim date.

The goodwill impairment test is a two step test in which Central Jersey Bancorp first identifies its reporting units and compares the estimated fair value of each reporting unit to the carrying amount, inclusive of the goodwill assigned it. If the carrying amount of a reporting unit exceeds the estimated fair value, an indicator of goodwill impairment exists and a second step test is performed to determine if any goodwill impairment exists. In the second step, Central Jersey Bancorp calculates the implied value of goodwill by emulating a business combination for each reporting unit. This step subtracts the estimated fair value of net assets in the reporting unit from the step one estimated fair value to determine the implied value of goodwill. If the implied value of goodwill exceeds the carrying value of goodwill

Index

allocated to the reporting unit, goodwill is not impaired, but if the implied value of goodwill is less than the carrying value of the goodwill allocated to the reporting unit, a goodwill impairment charge is recognized for the difference in the consolidated statement of operations with a corresponding reduction to goodwill on the consolidated statement of financial condition. Central Jersey Bancorp’s only reporting unit is “community banking” for purposes of the goodwill impairment test.

In performing its evaluation of goodwill impairment, Central Jersey Bancorp makes significant judgments, particularly with respect to estimating the fair value of its reporting unit and if the second step test is required, estimating the fair value of net assets. Central Jersey Bancorp utilizes a third-party specialist who assists with valuation techniques to evaluate its reporting unit and estimates a fair value as though it were an acquirer. The estimate utilizes historical data, cash flows, and market and industry data specific to the reporting unit. Industry and market data is used to develop material assumptions such as transaction multiples, required rates of return, control premiums, transaction costs and synergies of a transaction, and capitalization.

A goodwill impairment charge of $27.0 million was realized during the year ended December 31, 2009.  The $27.0 million in goodwill was recorded on January 1, 2005 in conjunction with the combination with Allaire Community Bank. The goodwill impairment charge was a non-cash adjustment to Central Jersey Bancorp’s financial statements which has no affect on cash flows, liquidity, or tangible capital.  As goodwill is excluded from regulatory capital, the impairment charge had no impact on the regulatory capital ratios of Central Jersey Bancorp or Central Jersey Bank, N.A., both of which remain “well-capitalized” under regulatory requirements.  The goodwill impairment charge was recorded in accordance with FASB ASC Topic 350, which requires an interim goodwill impairment analysis under certain events, including “a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.”

Other intangible assets are specifically identified intangible assets created from a business combination. Core deposit intangibles represent the value of checking, savings and other acquired, low cost deposits. Core deposit intangibles are amortized over the lesser of the estimated lives of deposit accounts or ten years on an accelerated basis.  Decreases in deposit lives may result in increased amortization and/or an impairment charge.

For the years ended December 31, 2009 and 2008, Central Jersey Bancorp had $1.0 million and $1.4 million, respectively, of core deposit intangible related to the combination with Allaire Community Bank.  At December 31, 2009, Central Jersey Bank N.A. performed an annual analysis to test the core deposit premium and noted no impairment.

Stock Based Compensation

Stock compensation accounting guidance, FASB ASC Topic 718, “Compensation—Stock Compensation,” requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of sharebased compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Sholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

There were no new employee or director stock option grants during 2009 and 2008.

Index

Stock Appreciation Rights

On January 31, 2006, the Company granted under its 2005 Equity Incentive Plan, 173,644 Stock Appreciation Rights (“SARS”) (98,398 were granted to employees and 75,246 were granted to directors), each with an exercise price of $9.87.  These SARS can only be settled in cash.  The SARS vest over a four year period and expire February 1, 2016.

The fair value of SARS granted was estimated on December 31, 2009 using the Black-Scholes option pricing model with the following weighted-average assumptions used: stock price $2.99, dividend yield of 0%; expected volatility of 81.17%; risk free interest rate of 2.69%; and expected life of seven years.  These SARS had a fair value of approximately $1.70 per share at December 31, 2009.  The Company recorded, as a component of salaries and employee benefits expense, $64,000, net of tax, share based payment expense for the year ended December 31, 2009, related to the granting of the SARS.  As of December 31, 2009, total unvested compensation expense was approximately $4,000 (pre-tax) and will vest over 1 month.

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

A summary of the status of the Company’s SARS as of December 31, 2009 and 2008, is presented below:

	December 31, 2009		December 31, 2008
	SARS	Weighted average exercise price	SARS	Weighted average exercise price
Outstanding at beginning of year	130,811	$9.40	167,857	$9.40
Granted	--	--	--	--
Forfeited	(17,363)	--	(37,046)	--
Exercised	--	--	--	--
Outstanding at period end	113,448	$9.40	130,811	$9.40
SARS exercisable at period end	85,086	$9.40	65,405	$9.40
Weighted average fair value of SARS granted	$1.70		$3.02

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the

Index

transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.  These reclassifications had no effect on results of operations.

NOTE 2 – Restrictions on Cash and Amounts Due From Banks

Central Jersey Bank, N.A. is required to maintain average balances on hand or with the Federal Reserve Bank of New York. At December 31, 2009 and 2008, these reserve balances amounted to $276,000 and $411,000, respectively.

NOTE 3 - Capital Purchase Program

On October 14, 2008, the U.S. government announced a series of initiatives to strengthen market stability, improve the strength of financial institutions and enhance market liquidity.  In connection therewith, the U.S. Department of the Treasury announced the Troubled Asset Relief Program (“TARP”), pursuant to which qualified U.S. financial institutions could voluntarily build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.

On December 23, 2008, Central Jersey Bancorp, pursuant to the Capital Purchase Program established as part of TARP, sold the following securities to the U.S. Department of the Treasury (1) 11,300 shares of Central Jersey Bancorp’s Fixed Rate Cumulative Perpetual Senior Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Shares”), and (ii) a warrant to purchase up to 268,621 of Central Jersey Bancorp’s common stock at an exercise price of $6.31 per share (the “Warrant”).  Both the Series A Preferred Shares and the Warrant qualify as components of Central Jersey Bancorp’s regulatory Tier 1 Capital.  The additional Tier 1 Capital further fortifies Central Jersey Bancorp’s already strong capital position and provides strategic flexibility.

The Series A Preferred Shares pay cumulative dividends at a rate of 5% per annum, or approximately $565,000 annually, and will reset to a rate of 9% at the end of the fifth year.  The Warrant has a term of 10 years and is exercisable, in whole or part, at any time during the term.  The exercise price for the Warrant was the market price of Central Jersey Bancorp’s common stock at the time of issuance calculated on a 20-trading day trailing average.  The fair value of the Warrant was estimated on December 23, 2008 using the Black-Scholes option pricing model with the following weighted-average assumptions used: stock price $6.31, dividend yield of 0%; expected volatility of 46.50%; risk free interest rate of 1.45%; and expected life of five years.

Index

NOTE 4 - Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities held-to-maturity and investment securities available-for-sale at December 31, 2009 and 2008 are as follows (in thousands):

2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Investment securities held-to-maturity:
Mortgage-backed securities of U.S. Government sponsored agencies	$7,217	$245	$--	$7,462
Total	$7,217	$245	$--	$7,462
Investment securities available-for-sale:
Obligations of U.S. Government sponsored agencies	$14,996	$140	$8	$15,128
Municipal Obligations	48,222	130	71	48,281
Mortgage-backed securities of U.S. Government sponsored agencies	29,198	1,432	--	30,630
Other debt securities	2,908	--	--	2,908
Total	$95,324	$1,702	$79	$96,947

2008
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Investment securities held-to-maturity:
Obligations of U.S. Government sponsored agencies	$4,335	$168	$--	$4,503

Mortgage-backed securities of U.S. Government sponsored agencies	10,344	277	--	10,621
Total	$14,679	$445	$--	$15,124
Investment securities available-for-sale:
Obligations of U.S. Government sponsored agencies	$32,000	$33	$--	$32,033

Mortgage-backed securities of U.S. Government sponsored agencies	130,868	3,059	5	133,922
Other debt securities	4,728	--	- -	4,728
Total	$167,596	$3,092	$5	$170,683

The available for sale securities are reported at fair value with unrealized gains or losses included in equity, net of taxes.  Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair values. See Note 14, Fair Value Measurements, for these additional disclosures.

Index

The amortized cost and fair value of investment securities held-to-maturity and investment securities available-for-sale at December 31, 2009 by contractual maturity are shown below (in thousands).  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	cost	value
Investment securities held-to-maturity:
Due in one year or less	$753	$754
Due after one year through fifth year	773	802
Due after fifth year through tenth year	2,040	2,128
Due after tenth year	3,651	3,778
Total	$7,217	$7,462
Investment securities available-for-sale:
Due in one year or less	$39,128	$39,177
Due after one year through fifth year	15,984	16,050
Due after fifth year through tenth year	20,609	21,350
Due after tenth year	19,603	20,370
Total	$95,324	$96,947

FASB recently issued accounting guidance related to the recognition and presentation of other-than-temporary impairment, which the Company adopted effective June 30, 2009 (“Pending Content” of FASB ASC Topic 320-10).  This recent accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities.  The recent guidance replaced the “intent and ability” indication in current guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and, (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.

When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Prior to the adoption of the recent accounting guidance on June 30, 2009, management considered, in determining whether other-than-temporary impairment exists (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Proceeds from the sale of investment securities available-for-sale during 2009 was $73.0 million, resulting in gross gains of $2.9 million, as compared to $53.1 million and $739,000, respectively, in 2008.

At December 31, 2009 and 2008, there were $76.5 million and $126.9 million, respectively, of investment securities pledged as collateral for short term borrowings, to secure public funds or for any other purposes required by law.

Index

Gross unrealized losses on both investment securities held-to-maturity and investment securities available-for-sale and their fair values, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008, were as follows (in thousands):

	Less than 12 months		12 months or more		Total
2009 Investment securities	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
Mortgage-backed securities	$71	$7,652	$--	$--	$71	$7,652
Obligations of US Government sponsored agencies	8	4,992	--	--	8	4,992
Total	$79	$12,644	$--	$--	$79	$12,644

	Less than 12 months		12 months or more		Total
2008 Investment securities	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
Mortgage-backed securities	$5	$1,934	$--	$--	$5	$1,934
Total	$5	$1,934	$--	$--	$5	$1,934

Mortgage-backed securities – The unrealized losses on the Company's investment mortgage-backed securities were caused by interest rate increases.  At December 31, 2009, there were twelve securities in the less than 12 months category and no securities in the 12 months or more category.  The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

U.S. Government and federal agency obligations. The unrealized losses on the one investment in U.S. Government obligations and direct obligations of U.S. government agencies were caused by interest rate increases. The contractual term of that investment does not permit the issuer to settle the security at a price less than the amortized cost base of the investment. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized cost bases, which may be maturity, the Company does not consider that investment to be other-than-temporarily impaired at December 31, 2009.

NOTE 5 - Loans

Loans at December 31, 2009 and 2008 are summarized as follows (in thousands):

	2009	2008

Real estate loans – commercial	$248,403	$246,617
Home equity and second mortgages	65,116	51,688
Commercial and industrial loans	46,160	37,111
Construction loans	14,565	20,956
1-4 family real estate loans	2,876	2,646
Consumer loans	1,475	1,647
Subtotal	378,595	360,665
Net deferred costs	492	333
Less: allowance for loan losses	9,613	4,741
Net loans	$369,474	$356,257

Index

A substantial portion of the Company’s loans are secured by real estate and made to borrowers located in New Jersey, primarily in Monmouth and Ocean Counties.  Accordingly, as with most financial institutions in the Company’s market area, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the market area.

Activity in the ALL for the years ended December 31, 2009 and 2008 is summarized as follows (dollars in thousands):

	2009	2008
Balance, beginning of year	$4,741	$3,408
Provision charged to expense	6,214	1,319
Charge-offs	(1,494)	--
Recoveries	152	14
Balance, end of year	$9,613	$4,741
Ratio of ALL to total loans	2.54%	1.31%

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

At December 31, 2009, Central Jersey Bancorp had impaired loans totaling $23.2 million, as compared to $2.7 million at December 31, 2008.  The increase in impaired loans was due primarily to multiple commercial loans totaling $21.2 million which were downgraded in risk rating and/or placed on non-accrual status during 2009.  These loans were considered impaired and were evaluated in accordance with FASB ASC Topic 310.  After evaluation, specific reserves were required for fifteen of the impaired loans.  At December 31, 2009, Central Jersey Bancorp recorded $4.1 million of specific reserves for impaired loans, as compared to $474,000 in specific reserves for impaired loans at December 31, 2008.

Central Jersey Bancorp’s policy for interest income recognition on non-accrual loans is to recognize income on currently performing restructured loans under the accrual method.  Central Jersey Bancorp recognizes income on non-accrual loans under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to Central Jersey Bancorp.  If these factors do not exist, Central Jersey Bancorp does not recognize income.  There was no income recognized on non-accrual loans during 2009.  Total cash collected on non-accrual loans during 2009 was $263,000, as compared to $1.1 million collected during 2008, all of which was credited to the principal balances outstanding.

Index

Impaired loans for the years ended December 31, 2009 and 2008 are summarized as follows (dollars in thousands):

	2009	2008
Balance of impaired loans with no allowance allocation	$4,035	$683
Balance of impaired loans with an allocated allowance	19,140	2,007

Total recorded investment in impaired loans	$23,175	$2,690

Amount of the allowance allocated to impaired loans	$4,085	$474

Average balance of impaired loans	$14,689	$1,286

At December 31, 2009 and 2008, loans to officers, directors and related parties amounted to approximately $2.4 million and $4.3 million, respectively.  During the year ended December 31, 2009 and 2008, $498,000 and $113,000, respectively, in new loans to officers, directors and related parties were originated and repayments totaled approximately $2.4 million and $181,000, respectively.

NOTE 6 – Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from other non-interest expenses.

The following table represents the balance of other real estate owned at December 31, 2009 and 2008 (in thousands):

	2009	2008
Other real estate owned	$1,055	$--

At December 31, 2009, two loans were transfered to other real estate owned, impacting the provision for loan losses by $245,000, and recorded as other real estate owned at their initial fair market value less cost to sell of $1.1 million.

NOTE 7 - Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

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

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The contract or notional amount of financial instruments which represent credit risk at December 31, 2009 and 2008 is as follows (in thousands):

	2009	2008
Standby letters of credit	$2,140	$2,206
Outstanding loan and credit line commitments	$67,122	$65,079

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party.  The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers.  All of Central Jersey Bank, N.A.’s

Index

outstanding standby letters of credit are performance standby letters within the scope of FASB ASC Topic 952.  These are irrevocable undertakings by Central Jersey Bank, N.A., as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation.  Most of Central Jersey Bank, N.A.’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The maximum potential future payments Central Jersey Bank, N.A. could be required to make equals the face amount of the letters of credit shown above.  Central Jersey Bank, N.A.’s liability for performance standby letters of credit was immaterial at December 31, 2009 and 2008.

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

NOTE 8 - Premises and Equipment

Premises and equipment at December 31, 2009 and 2008 are summarized as follows (in thousands):

	2009	2008
Equipment	$5,390	$5,247
Leasehold improvements	3,647	3,611
Land	1,503	1,503
Buildings and improvements	1,358	1,365
Auto	65	65
	11,963	11,791
Accumulated depreciation and amortization	(6,017)	(5,488)
	$5,946	$6,303

Depreciation and amortization expense amounted to $723,000 and $676,000 in 2009 and 2008, respectively.

NOTE 9 – Goodwill and Other Intangible Assets

Goodwill and other intangible assets at December 31, 2009 and 2008 are summarized as follows (in thousands):

	2009	2008
Goodwill	$26,957	$26,957
Less: goodwill impairment	(26,957)	--
Goodwill, net	--	26,957

Core deposit intangible	3,785	3,785
Less: accumulated amortization	(2,754)	(2,341)
Core deposit intangible, net	1,031	1,444

Total	$1,031	$28,401

Goodwill and other intangible assets on the consolidated statement of financial condition decreased $27.4 million, from $28.4 million at December 31, 2008 to $1.0 million at December 31, 2009. The decrease was primarily due to $27.0 million of goodwill impairment identified in the “community banking” reporting unit, accompanied by scheduled amortization of core deposit intangibles.

Index

The Company performed an interim impairment test during the second quarter ending June 30th of its goodwill due to the presence of indicators of potential impairment. Specifically, the circumstances present included adverse changes in the business climate which was reflected in the prolonged trading value of the Company’s common stock relative to its book value, and the tentative merger between Central Jersey Bancorp and OceanFirst Financial Corp.

The Company’s only reporting unit is “community banking” for purposes of the goodwill impairment test. As of June 30, 2009, the carrying value of goodwill assigned to the “community banking” reporting unit was $27.0 million. Upon testing, the “community banking” reporting unit failed the step one test, resulting in a potential indicator of impairment.

The step two test for the “community banking” reporting unit resulted in $27.0 million of impairment, for which the carrying value of goodwill was reduced to zero as of December 31, 2009 and a corresponding decrease to net income was recorded for 2009. There was no impact on income taxes for the period, as a result of the goodwill impairment charge.

Amortization expense of intangible assets for the years ended December 31, 2009 and 2008 is as follows (in thousands):

	2009	2008
Core deposit intangible amortization	$413	$482

Scheduled amortization of core deposit intangibles is as follows (in thousands):

2010	344
2011	275
2012	206
2013	138
2014	69

NOTE 10 - Deposits

Total deposits at December 31, 2009 and 2008 consist of the following (in thousands):

	2009	2008
Savings, N.O.W. and money market accounts	$226,729	$190,475
Certificates of deposit less than $100,000	72,089	78,949
Certificates of deposit of $100,000 or more	88,560	73,444
Subtotal of interest bearing deposits	$387,378	$342,868
Demand deposits	80,500	75,947
Total deposits	$467,878	$418,815

At December 31, 2009, certificates of deposit mature as follows: 2010 - $122.3 million; 2011 - $28.1 million; 2012 - $9.5 million; 2013 - $697,000; and 2014 - $26,000.

Interest expense on deposits for the years ended December 31, 2009 and 2008 is summarized as follows (in thousands):

	2009	2008
Savings, N.O.W. and money market accounts	$2,488	$3,276
Certificates of deposit	4,559	5,708
Total interest expense on deposits	$7,047	$8,984

Index

NOTE 11 - Borrowings

Borrowed funds at December 31, 2009 and 2008 are summarized as follows (in thousands):

	2009	2008
Borrowings	$47,575	$71,741

Borrowings typically include wholesale borrowing arrangements as well as arrangements with deposit customers of Central Jersey Bank, N.A. to sweep funds into short-term borrowings.  At December 31, 2009, borrowings included $26.4 million in bank sweep funds, $15.0 million in FHLBNY callable advances and $6.2 million in FHLBNY fixed rate advances.  At December 31, 2008, borrowings included $23.0 million in bank sweep funds, $27.5 million in FHLBNY overnight advances, $20.0 million in FHLBNY callable advances and $1.2 million in FHLBNY fixed rate advances.  At December 31, 2009 and December 31, 2008, Central Jersey Bank, N.A. had unused lines of credit with the FHLBNY of $26.2 million and $33.8 million, respectively.

At December 31, 2009, Central Jersey Bank, N.A. had outstanding FHLBNY callable advances as follows (in thousands):

Date	Amount	Rate	Term	Call Feature
1/24/2008	$10,000	2.710%	10 year non-call 2 years	One Time
2/01/2008	5,000	2.903%	7 year non-call 3 years	One Time
	$15,000	2.774%

At December 31, 2009, Central Jersey Bank, N.A. had the following outstanding FHLBNY fixed rate advances (in thousands):

Date	Amount	Rate	Term	Maturity
2/01/2008	$5,000	2.380%	5 years	2/01/2013
5/28/2008	1,152	4.940%	13 years	5/28/2021
	$6,152	2.871%

NOTE 12 - Subordinated Debentures

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

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of subordinated debentures from Central Jersey Bancorp.  The subordinated debentures bear a variable interest rate equal to LIBOR plus 285 basis points.  Although the subordinated debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve.  The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp.  At December 31, 2009, $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital.  Central Jersey Bancorp is using the proceeds it received from the subordinated debentures to support the general balance sheet growth of Central Jersey Bancorp and to maintain Central Jersey Bank, N.A.’s required regulatory capital ratios.

Index

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards.  Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements.  Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital.  At December 31, 2009, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities.  Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital.  However, in the event that the trust preferred issues do not qualify as Tier I Capital, Central Jersey Bank, N.A. would remain well capitalized.

NOTE 13 - Income Taxes

Components of income tax expense (benefit) for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Current income tax expense:
Federal	$919	$1,228
State	180	270
	1,099	1,498
Deferred income tax benefit:
Federal	(1,456)	(47)
State	(531)	(163)
	(1,987)	(210)
	$(888)	$1,288

A reconciliation between the reported income taxes and income taxes which would be computed by applying the normal federal income tax rate of 34% to income before taxes follows (in thousands):

	2009	2008
Federal income tax	$(9,065)	$1,424
State income tax effect, net of federal tax effect	(232)	71
Bank-owned life insurance	(46)	(41)
Tax-exempt interest	(451)	--
Non deductible expenses	5	--
Goodwill impairment	9,165	--
Valuation reserve	(253)	(158)
Other	(11)	(8)
Provision charged to expense	$(888)	$1,288

Index

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Allowance for loan losses	$3,840	$1,887
Impaired investment securities	--	282
Discount accretion	70	--
New Jersey NOL carry forwards	43	43
Allowance for uncollected interest	374	160
Net purchase accounting adjustments	104	360
Depreciation	35	127
Alternative minimum assessment	4	4
Stock options / SARS	156	130
Other	96	41
Gross deferred tax asset	4,722	3,034
Less: valuation reserve	(43)	(324)
Deferred tax assets, net	4,679	2,710
Deferred tax liabilities:
Deferred loan costs	(153)	(153)
Impaired investment securities	(1)	--
Discount accretion	--	(19)
Unrealized gain - securities available-for-sale	(602)	(1,162)
Gross deferred tax liabilities	(756)	(1,334)
Net deferred tax assets	$3,923	$1,376

Based upon current facts concerning taxes paid in the carryback period and projections of future taxable income, management has determined that it is more likely than not that the deferred tax assets will be realized, except for certain New Jersey state income tax net operating losses by Central Jersey Bancorp, for which management has reserved against these deferred tax assets.  However, there can be no assurances about the level of future earnings.  As of December 31, 2009, Central Jersey Bancorp had approximately $1.8 million of New Jersey net operating loss carryforwards that will expire between 2009 and 2029.

As of January 1, 2009, there were no amounts recorded for unrecognized tax benefits or for the payment of interest or penalties.  Furthermore, no amounts were accrued for the year ended December 31, 2009.  The tax years that remain subject to examination at the federal level are 2009, 2008, 2007 and 2006.  Accruals of interest and penalties related to unrecognized tax benefits, when applicable, are recognized in income tax expense.

Index

 NOTE 14 - Fair Value Measurements

The Company adopted the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” for financial assets and financial liabilities.  FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  The adoption of FASB ASC Topic 820 for financial assets and financial liabilities and non-financial assets and non-financial liabilities did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Beginning January 1, 2008, financial assets and financial liabilities recorded at fair value in the Consolidated Statements of Financial Condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Under the guidance, fair value measurements are not adjusted for transaction costs.  FASB ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The three levels of the fair value hierarchy under FASB ASC Topic 820 are described below.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amount the Company could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective period ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company's financial assets and financial liabilities carried at fair value, effective January 1, 2008, as noted above.

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

Impaired loans - Loans that the Bank has measured impairment generally based on fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash

Index

flows based upon the expected proceeds.  These assets are included as Level III fair values, based upon the lowest level of input that is significant to the fair value measurements.

Other Real Estate Owned – Real estate owned is adjusted to fair value less estimated selling costs upon transfer of the loans to real estate owned.  Subsequently, real estate owned assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of collateral or management’s estimation of the value of the collateral.  These assets are included as Level III fair values.

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

The following table summarizes financial assets measured at fair value on a recurring basis at December 31, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	At December 31, 2009
	Level I	Level II	Level III	Total fair value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored agencies	$--	$15,128	$--	$15,128
Municipal obligations	--	48,281	--	48,821
Mortgage-backed securities of U.S. Government sponsored agencies	--	38,092	--	38,092
Other securities	--	2,908	--	2,908
Total assets measured fair value on a recurring basis	$--	$104,409	$--	$104,409

	At December 31, 2008
	Level I	Level II	Level III	Total fair value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored agencies	$--	$32,033	$--	$32,033
Municipal obligations	--	4,728	--	4,728
Mortgage-backed securities of U.S. Government sponsored agencies	--	129,411	--	129,411
Other securities	--	4,511	--	4,511
Total assets measured fair value on a recurring basis	$--	$170,683	$--	$170,683

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Index

The following tables summarize financial assets measured at fair value on a nonrecurring basis at December 31, 2009 and December 31, 2008, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	At December 31, 2009
	Level I	Level II	Level III	Total fair value
Impaired loans	$--	$--	$15,055	$15,055
Other real estate owned			1,055	1,055
Servicing rights	--	--	289	289
Total assets measured fair value on a nonrecurring basis	$--	$--	$16,399	$16,399

	At December 31, 2008
	Level I	Level II	Level III	Total fair value
Impaired loans	$--	$--	$1,533	$1,533
Servicing rights	--	--	133	133
Total assets measured fair value on a nonrecurring basis	$--	$--	$1,666	$1,666

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2009 and December 31, 2008:

Cash and Cash Equivalents (Carried at Cost)
The carrying amounts reported in the Consolidated Statements of Financial Condition for cash and short-term instruments approximate those assets’ fair values.

Investment Securities
The fair value of investment securities available-for-sale (carried at fair value) and held-to-maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level I), or matrix pricing (Level II), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific investment securities but rather by relying on the investment securities’ relationship to other benchmark quoted prices. For certain investment securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or nontransferability, and such adjustments are generally based on available market evidence (Level III).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level III investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level III investments.

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

Index

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

Borrowings (Carried at Cost)
Fair values of FHLBNY advances are estimated using a discounted cash flow analysis, based on quoted prices for new FHLBNY advances with similar credit risk characteristics, terms and remaining maturity.  These prices obtained from this active market represent a fair value that is deemed to represent the transfer price if the liability were assumed by a third party.

Subordinated Debt (Carried at Cost)
The fair value of subordinated debentures is estimated by discounting the estimated future cash flows, using market discount rates of financial instruments with similar characteristics, terms and remaining maturity.

Off-Balance Sheet Financial Instruments (Disclosed at Notional Amounts)
Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

Limitations
Fair value estimates were made at December 31, 2009 and December 31, 2008, based upon pertinent market data and relevant information on each financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell the Company’s entire holdings of a particular financial instrument or category thereof at one time. Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments with respect to future loss experience, current economic conditions, risk assessments of various financial instruments involving a myriad of individual borrowers, and other factors.  Given the subjective nature of these estimates, the uncertainties surrounding them and other matters of significant judgment that must be applied, these fair value estimations cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.  Since these fair value approximations were made solely for the financial instruments included in the Consolidated Statements of Financial Condition at December 31, 2009 and December 31, 2008, no attempt was made to estimate the value of anticipated future business or the value of non-financial statement assets or liabilities.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Index

The estimated fair values of the Company’s financial instruments were as follows at December 31, 2009 and 2008 (dollars in thousands):

	2009		2008
	Carrying amount	Fair value	Carrying amount	Fair value
Financial Assets:

Cash and cash equivalents	$78,315	$78,315	$9,767	$9,767

Investment securities available-for-sale	96,947	96,947	170,683	170,683

Investment securities held-to-maturity	7,217	7,462	14,679	15,124

Loans, net	369,474	377,183	356,257	364,684

Loans held-for-sale	--	--	400	400

Servicing rights	289	289	133	133

Restricted stock	3,750	3,750	4,982	4,982

Accrued interest receivable	2,285	2,285	2,251	2,251

Financial Liabilities:

Deposits	467,878	452,193	418,815	408,391

Borrowings	47,575	48,655	71,741	72,679

Accrued interest payable	231	231	217	217

Subordinated debentures	5,155	1,804	5,155	5,167

Off-balance sheet financial instruments	$--	$--	$--	$--

NOTE 15 - Post Retirement Benefits

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

Index

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

NOTE 16 - Commitments and Contingencies

At December 31, 2009, the Company was obligated under non-cancelable lease agreements for 10 branch office leases and two leases for office and storage space.  The leases provide for increased rentals based upon increases in real estate taxes and the cost of living index.  Minimum rental payments under the terms of these leases are as follows (in thousands):

2010	$1,045,747
2011	947,349
2012	891,661
2013	535,269
2014 and thereafter	663,119

Total	$4,083,145

Total rent expense was $1.1 million in both 2009 and 2008.

Litigation

Central Jersey Bank, N.A. may, in the ordinary course of business, become a party to litigation involving collection matters, contract claims and other legal proceedings relating to the conduct of its business.  Central Jersey Bank, N.A. may also have various commitments and contingent liabilities which are not reflected in the accompanying Consolidated Statements of Financial Condition.

Related Party Transactions

The Company leased administrative office space at 6 West End Court, Long Branch, New Jersey, through August 31, 2008.  Certain members of the Board of Directors of Central Jersey Bancorp hold an ownership interest in the leased property.  The negotiations with respect to the leased space were conducted at arms-length and the lease amount paid by Central Jersey Bank, N.A. was determined by an independent appraiser to be at fair market value.  The lease was terminated in 2008 and total lease payments for 2008 were $43,000.

NOTE 17 - Regulatory Capital Requirements

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

For so long as any Series A Preferred Shares are outstanding, Central Jersey Bancorp is not permitted to declare or pay cash dividends on its common stock unless all dividends on the Series A Preferred Shares have been paid in-full.  Further, unless the Series A Preferred Shares are redeemed or fully transferred to third parties, Central Jersey Bancorp

Index

is prohibited from increasing its common stock dividends without prior approval of the U.S. Department of the Treasury until December 23, 2011, which is the third anniversary of the investment by the U.S. Department of the Treasury in Central Jersey Bancorp.

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

To be considered “well capitalized,” an institution must generally have a leverage ratio (Tier 1 Capital to total assets) of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%.  Management believes that, as of December 31, 2009 and 2008, Central Jersey Bank, N.A. and Central Jersey Bancorp meet all capital adequacy requirements of their regulators.  Further, the most recent regulatory notification categorized Central Jersey Bank, N.A. and Central Jersey Bancorp as well-capitalized under the prompt corrective action regulations.

The following is a summary of Central Jersey Bank, N.A.’s and Central Jersey Bancorp’s actual capital amounts and ratios as of December 31, 2009 and 2008, compared to the minimum capital adequacy requirements and the requirements for classification as a “well-capitalized” institution (dollars in thousands):

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Asset Ratio		Total Capital to Risk Weighted Asset Ratio
	2009	2008	2009	2008	2009	2008
Actual Ratios
Central Jersey Bank, N.A.	7.89%	10.33%	10.19%	14.05%	14.00%	15.24%

Required Regulatory Ratios
“Adequately capitalized” institution (under federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

Index

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Asset Ratio		Total Capital to Risk Weighted Asset Ratio
	2009	2008	2009	2008	2009	2008
Actual Amounts
Central Jersey Bank, N.A.	$45,801	$56,542	$45,801	$56,542	$62,948	$61,299

Required Regulatory Amounts
“Adequately capitalized” institution (under federal regulations)	$23,217	$21,901	$17,984	$16,092	$35,967	$32,184

“Well capitalized” institution (under federal regulations)	$29,021	$27,376	$26,975	$24,138	$44,958	$40,231

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Asset Ratio		Total Capital to Risk Weighted Asset Ratio
	2009	2008	2009	2008	2009	2008
Actual Ratios
Central Jersey Bancorp	9.68%	10.20%	12.50%	13.91%	13.76%	15.09%

Required Regulatory Ratios
“Adequately capitalized” institution (under federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Asset Ratio		Total Capital to Risk Weighted Asset Ratio
	2009	2008	2009	2008	2009	2008
Actual Amounts
Central Jersey Bancorp	$56,180	$55,740	$56,180	$55,740	$61,850	$60,497

Required Regulatory Amounts
“Adequately capitalized” institution (under federal regulations)	$23,217	$21,864	$17,984	$16,033	$35,967	$32,067

“Well capitalized” institution (under federal regulations)	$29,021	$27,330	$26,975	$24,050	$44,959	$40,084

Index

NOTE 18 - Benefit Plans

Stock Option Plans

As of December 31, 2009, stock options to purchase in aggregate up to 1,023,442 shares of the Company’s common stock were outstanding under the plans maintained by the Company.  During 2009 and 2008, no stock options were granted.  Effective January 1, 2005, as a result of the combination with Allaire Community Bank, all outstanding stock options  became fully vested.

A summary of the status of the Company’s stock options as of and for the years ended December 31, 2009 and 2008 is presented below:

	2009		2008
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	1,289,948	$4.71	1,410,349	$4.77
Granted	--	--	--	--
Forfeited	(10,062)	7.39	(56,224)	7.56
Exercised	(256,444)	3.21	(64,177)	3.67
Outstanding at end of year	1,023,442	5.29	1,289,948	4.71
Options exercisable at year end	1,023,442	5.29	1,289,948	4.71

Weighted average fair value of options granted during the year		$--		$--
No additional compensation expense is projected for future years on stock options outstanding at December 31, 2009.

The following table summarizes information about stock options outstanding at December 31, 2009:

Options Outstanding and Exercisable
December 31, 2009
Number outstanding	Exercisable	Weighted average remaining contractual life	Range of exercise prices
122,856	122,856	5 Months	$2.72 – 2.72
514,390	514,390	20 Months	$3.06 – 3.92
90,429	90,429	36 Months	$4.97 – 4.97
295,767	295,767	52 Months	$7.56 – 9.90

Index

The aggregate intrinsic value for stock options outstanding and stock options exercisable at December 31, 2009 is $33,000 for both, based upon a market price of $2.99 per share and a weighted average exercise price of $2.72 per share.  The aggregate intrinsic value of stock options exercised during 2009 and 2008 was $640,000 and $233,000, respectively.  There were no stock options granted during 2009 or 2008.

401(k) Plan

The Company has a 401(k) plan covering substantially all of its employees.  The Company may contribute an amount equal to 100% of the first 3% of the employee deferral and then 50% of the next 2% of the employee deferral.  The Company’s matching contribution, if any, is determined by the Board of Directors in its sole discretion.  The Company’s aggregate contributions to the 401(k) Plan for 2009 and 2008 were $172,000 and $158,000, respectively.

NOTE 19 - Condensed Financial Statements of Central Jersey Bancorp (Parent Company only)

The following information with respect to Central Jersey Bancorp (parent company only) should be read in conjunction with the notes to the consolidated financial statements (in thousands):

Statements of Financial Condition	2009	2008
Assets:
Cash	$91	$238
Investment in subsidiary	60,944	86,044
Total assets	$61,035	$86,282

Liabilities:
Other liabilities	361	373
Subordinated debentures	5,155	5,155
Total liabilities	$5,516	$5,528

Shareholders’ Equity:
Common stock	92	90
Preferred stock	11,300	11,300
Accumulated other comprehensive income	1,022
Additional paid-in capital	64,981	64,502
Treasury stock	(1,806)	(1,806)
(Accumulated deficit)/retained earnings	(20,070)	6,668

Total shareholders’ equity	$55,519	$80,754
Total liabilities and shareholders’ equity	$61,035	$86,282

Statements of Income	2009	2008
Equity in undistributed (losses) earnings of the bank subsidiary	$(26,318)	$3,253
Interest expense on subordinated debt	(193)	(355)
Net (loss) income available to common shareholders	$(26,511)	$2,898

Index

Statements of Cash Flows	2009	2008
Cash Flow From Operating Activities:
Net (loss) income available to common shareholders	$(26,511)	$2,898
Less: equity in undistributed (losses) earnings of the bank subsidiary	26,318	(3,253)
(Decrease) increase in other liabilities	(12)	31
Net cash used in operating activities	(205)	(324)
Cash Flow From Investing Activities:
Proceeds from issuance of preferred stock downstreamed to subsidiary	--	(11,300)
Net cash used in investment activities	--	(11,300)
Cash Flow From Financing Activities
Proceeds from exercise of stock options, net	481	330
Fractional shares paid in cash	--	(4)
Proceeds from issuance of subordinated debt	--	--
Proceeds from issuance of preferred stock	--	11,300
Cash dividend from subsidiary	320	2,042
Cash dividend paid on preferred stock	(505)	--
Purchase of outstanding stock; placed in treasury	--	(1,806)
Net cash provided by financing activities	296	11,892

Cash and cash equivalents at beginning of period	238	--
Cash and cash equivalents at the end of period	$91	$238

NOTE 20 - Recent Accounting Pronouncements

FASB ASC Topic 860

In October 2009, the FASB issued ASC Topic 860, “Transfers and Servicing – Accounting for Transfers of Financial Assets.”  This update amends the ASC for the issuance of FASB Statement No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.”   The amendments in this update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  This update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The Company does not expect the adoption of this pronouncement to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Index

In October 2009, the FASB issued ASU Topic 810, “Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”   This update amends the Codification for the issuance of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”   The amendments in this update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  This update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The Company does not expect the adoption of this pronouncement to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

FASB ASC Topic 825

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements.  This pronouncement is effective for periods ending after June 15, 2009.  Accordingly, the Company adopted these provisions of FASB ASC Topic 825 on March 29, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. However, these provisions of FASB ASC Topic 825 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments. See Note 14, Fair Value Measurements, for these additional disclosures.

FASB ASC Topic 320

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 320, “Investments — Debt and Equity Securities” and Topic 325 “Investments — Other,” which is designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  The pronouncement is effective for periods ending after June 15, 2009.  Accordingly, the Company adopted this pronouncement on March 29, 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  However, the provisions of FASB ASC Topic 320 resulted in additional disclosures with respect to the fair value of the Company’s investments with unrealized losses that are not deemed other-than-temporarily impaired.  See Note 14, Fair Value Measurements, for these additional disclosures.

FASB ASC Topic 820

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”  This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This guidance establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The pronouncement is effective for periods ending after June 15, 2009.  Accordingly, the Company adopted this pronouncement on March 29, 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 320 resulted in additional disclosures with respect to the fair value of the Company’s investments with unrealized losses that are not deemed other-than-temporarily impaired.  See Note 14, Fair Value Measurements, for these additional disclosures.

Index

NOTE 21 - Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2009 and 2008, respectively.

	2009 Quarter Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands, except per share data)

Interest income	$7,009	$6,533	$6,651	$6,186
Interest expense	2,286	2,207	1,935	1,751

Net interest income	4,723	4,326	4,716	4,435
Provision for loan losses	3,135	316	1,058	1,705

Net interest income after provision for loan losses	1,588	4,010	3,658	2,730

Non-interest income	2,166	894	1,466	531
Non-interest expense	4,045	30,950	4,068	4,636

(Loss) income before income taxes	(291)	(26,046)	1,056	(1,375)
Income tax (benefit) expense	(601)	258	136	(681)
Net income (loss)	$310	$(26,304)	$920	$(694)
Preferred stock dividend	141	142	141	141
Preferred stock discount amortization	44	44	45	45
Net income (loss) available to common shareholders	$125	$(26,490)	$734	$(880)

Earnings (loss) per common share:

Basic	$0.01	$(2.92)	$0.08	$(0.10)
Diluted	$0.01	$(2.92)	$0.08	$(0.10)

Weighted average shares outstanding:
Basic	9,027,282	9,108,068	9,192,514	9,220,655
Diluted	9,000,531	9,108,068	9,000,531	9,220,655

Index

	2008 Quarter Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands, except per share data)

Interest income	$7,252	$7,023	$7,428	$7,383
Interest expense	3,092	2,544	2,469	2,559

Net interest income	4,160	4,479	4,959	4,824
Provision for loan losses	65	81	253	920

Net interest income after provision for loan losses	4,095	4,398	4,706	3,904

Non-interest income	613	539	845	735
Non-interest expense	3,823	3,876	3,990	3,948

Income before income taxes	885	1,061	1,561	691
Income tax expense	304	350	536	98
Net income	$581	$711	$1,025	$593
Preferred stock dividend	--	--	--	12
Net income available to common shareholders	$581	$711	$1,025	$581
Earnings per share:

Basic	$0.06	$0.08	$0.11	$0.06
Diluted	$0.06	$0.07	$0.11	$0.06

Weighted average shares outstanding:
Basic	9,165,344	9,116,813	9,074,977	9,012,650
Diluted	9,569,088	9,549,876	9,504,798	9,351,516

Index

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
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

2.3.1
Agreement and Plan of Merger, dated as of May 26, 2009, between OceanFirst Financial Corp. and the Registrant (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated May 26, 2009 and filed with the SEC on May 27, 2009).

2.3.2
Termination Agreement, dated December 17, 2009, between OceanFirst Financial Corp. and the Registrant (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated December 18, 2009 and filed with the SEC on that same date).

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

10.7*	Second Amended and Restated Change of Control Agreement, dated March 29, 2010, by and between Anthony Giordano III and Central Jersey Bancorp.

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

10.12
Letter Agreement, dated December 23, 2008, including the Securities Purchase Agreement – Standard Terms attached thereto, by and between the U.S. Department of the Treasury and the Registrant (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated December 23, 2008 and filed with the SEC on December 31, 2009).

14.1
Chief Executive and Senior Financial Officer Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and filed with the SEC on March 30, 2004).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

99.1	Certification of Principal Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR 30.15.

99.2	Certification of Principal Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR 30.15.

-------------------------------------------------
*Constitutes a management contract.