Form 10-Q
period 2010-03-31
CENTRAL JERSEY BANCORP
filed 2010-05-14
CIK 1172353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.
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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes  ☐   No ☒.

As of April 30, 2010, there were 9,256,975 shares of the registrant’s common stock, par value $.01 per share, outstanding.

Central Jersey Bancorp

Forward-Looking Statements

Certain information included in this quarterly report on Form 10-Q and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results.  Among these risks, trends and uncertainties are the effect of governmental regulation on Central Jersey Bank, N.A., a nationally chartered commercial bank and wholly-owned subsidiary of the Registrant, interest rate fluctuations, regional economic and other conditions, the availability of working capital, the cost of personnel and technology and the competitive markets in which Central Jersey Bank, N.A. operates.

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

ii

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)
(dollars in thousands, except share amounts)

	March 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$7,958	$9,789
Federal funds sold	49,038	68,526
Cash and cash equivalents	56,996	78,315

Investment securities available-for-sale, at fair value	91,364	96,947
Investment securities held-to-maturity (fair value at March 31, 2010 and December
31, 2009 of $37,653 and $7,462, respectively)	37,356	7,217
Federal Reserve Bank stock	1,849	1,848
Federal Home Loan Bank stock	1,369	1,820

Loans	370,530	379,087
Less: Allowance for loan losses	9,300	9,613
Loans, net	361,230	369,474

Accrued interest receivable	2,072	2,285
Other real estate owned	1,055	1,055
Premises and equipment	5,806	5,946
Bank owned life insurance	3,848	3,817
Core deposit intangible	945	1,031
FDIC deposit insurance premiums	2,496	2,684
Other assets	4,909	5,219
Total assets	$571,295	$577,658

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$79,656	$80,500
Interest bearing	376,465	387,378
	456,121	467,878

Borrowings	45,608	47,575
Subordinated debentures	5,155	5,155
Accrued expenses and other liabilities	1,703	1,531
Investment securities purchased not settled	5,904	--
Total liabilities	514,491	522,139

Shareholders’ equity:
Common stock, par value $0.01 per share. Authorized 100,000,000 shares,
9,503,423 shares issued and 9,256,975 shares outstanding
at March 31, 2010 and December 31, 2009	92	92
Preferred stock, liquidation value $1,000 per share. Authorized 10,000,000 shares and issued and outstanding 11,300 shares at March 31, 2010 and
December 31, 2009	11,300	11,300
Additional paid-in capital	65,453	64,981
Accumulated other comprehensive income, net of tax expense	1,281	1,022
Treasury stock – at cost, 246,448 shares at March 31, 2010 and December 31, 2009	(1,806)	(1,806)
Accumulated deficit	(19,516)	(20,070)
Total shareholders’ equity	56,804	55,519
Total liabilities and shareholders’ equity	$571,295	$577,658

See accompanying notes to unaudited consolidated financial statements.

Index

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except per share amounts)

	Three months ended
	March 31,
	2010	2009
Interest income:
Interest and fees on loans	$5,207	$5,031
Interest on securities available for sale:
Taxable interest income	447	1,648
Non-taxable interest income	244	79
Interest on securities held to maturity	104	218
Interest on federal funds sold and due from banks	56	33
Total interest income	6,058	7,009

Interest expense:
Interest expense on deposits	1,189	1,982
Interest expense on other borrowings	153	247
Interest expense on subordinated debentures	39	57
Total interest expense	1,381	2,286

Net interest income	4,677	4,723

Provision for loan losses	--	3,135
Net interest income after provision for loan losses	4,677	1,588

Non-interest income:
Service charges on deposit accounts	340	336
Income on bank owned life insurance	31	29
Gain on the sale of investment securities available-for-sale	--	1,789
Other income	22	12
Total non-interest income	393	2,166

Non-interest expense:
Salaries and employee benefits	1,973	1,937
Net occupancy expenses	538	525
Outside service fees	260	203
Data processing fees	259	233
FDIC deposit insurance premiums	202	70
Premises and equipment depreciation	192	183
Core deposit intangible amortization	86	104
Audit and accounting services	75	128
Other operating expenses	447	662
Total non-interest expense	4,032	4,045

Income (loss) before provision for income taxes	1,038	(291)

Income tax expense (benefit)	298	(601)

Net income	740	310

Preferred stock dividend	141	141
Preferred stock discount amortization	45	44

Net income available to common shareholders	$554	$125

Basic and diluted earnings per common share	$0.06	$0.01

See accompanying notes to unaudited consolidated financial statements.

Index

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands, except share amounts)

				Accumulated		Retained
			Additional	other		earnings/
	Common	Preferred	paid-in	comprehensive	Treasury	(accumulated
	stock	stock	capital	income	stock	deficit)	Total
Balance at December 31, 2008	$90	$11,300	$64,502	$1,925	$(1,806)	$6,441	$82,452
Comprehensive loss:
Net income	--	--	--	--	--	310	310
Unrealized loss on securities
available-for-sale, net of
reclassification adjustment of $1,789
and tax effect of ($529)	--	--	--	(872)	--	--	(872)
Total comprehensive loss							$(562)
Exercise of stock options – 26,751
shares, including tax benefit of $23	--	--	123	--	--	--	123
Discount – preferred stock	--	--	44	--	--	(44)	--
Cash dividends accrued on preferred
stock	--	--	--	--	--	(141)	(141)
Balance at March 31, 2009	$90	$11,300	$64,669	$1,053	$(1,806)	$6,566	$81,872
Balance at December 31, 2009	$92	$11,300	$64,981	$1,022	$(1,806)	$(20,070)	$55,519
Comprehensive income:
Net income	--	--	--	--	--	740	740
Unrealized gain on securities
available-for-sale, net of tax effect of
($161)	--	--	--	259	--	--	259
Total comprehensive income							$999
Intercompany reclassification related to
stock option exercises	--	--	427	--	--	--	427
Discount – preferred stock	--	--	45	--	--	(45)	--
Cash dividends accrued on preferred
stock	--	--	--	--	--	(141)	(141)
Balance at March 31, 2010	$92	$11,300	$65,453	$1,281	$(1,806)	$(19,516)	$56,804

See accompanying notes to unaudited consolidated financial statements.

Index

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$740	$310
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings on cash surrender value of life insurance	(31)	(29)
Deferred tax expense	8	49
Provision for loan losses	--	3,135
Depreciation and amortization	192	183
Net premium amortization (discount accretion) on held-to-maturity securities	247	(2)
Net premium amortization on available-for-sale securities	75	139
Core deposit intangible amortization	86	104
Gain on sale of securities available-for-sale	--	(1,789)
Gain on the sale of loans held-for-sale	(2)	(12)
Originations of loans held-for-sale	(400)	(2,057)
Proceeds from the sale of loans held-for-sale	402	2,046
Decrease in accrued interest receivable	213	139
Decrease (increase) in other assets	1,367	(1,549)
Increase in accrued expenses and other liabilities	(117)	(84)
Net cash provided by operating activities	2,780	583

Cash flows from investing activities:
Maturities and paydowns on investment securities held-to-maturity	1,018	2,670
Maturities and paydowns on investment securities available-for-sale	21,271	8,829
Proceeds from sale of investment securities available-for-sale	--	99,073
Purchase of investment securities available-for-sale	(15,356)	(102,089)
Purchase of investment securities held-to-maturity	(31,404)	--
Investment securities purchased not settled	5,904	--
Net decrease (increase) in loans	8,244	(1,121)
Purchases of premises and equipment	(52)	(93)
Net cash (used in) provided by investment activities	(10,375)	7,269

Cash flows from financing activities:
Proceeds from stock options exercised	--	123
Net decrease in non-interest bearing deposits	(844)	(5,369)
Net (decrease) increase in interest bearing deposits	(10,913)	17,109
Net increase (decrease) in other borrowings	8,051	(14,729)
Net decrease in Federal Home Loan Bank advances	(10,000)	--
Repayment of Federal Home Loan Bank advances	(18)	(18)
Cash dividend paid on preferred stock	--	(82)
Net cash used in financing activities	(13,724)	(2,966)

(Decrease) increase in cash and cash equivalents	(21,319)	4,886

Cash and cash equivalents at beginning of period	78,315	9,767
Cash and cash equivalents at end of period	$56,996	$14,653

Supplementary cash flow information:
Interest paid	$1,309	$2,295

See accompanying notes to unaudited consolidated financial statements.

Index

Central Jersey Bancorp and Subsidiary

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of Central Jersey Bancorp and its wholly-owned bank subsidiary, Central Jersey Bank, N.A., which are sometimes collectively referred to herein as the “Company.”  All significant inter-company accounts and transactions have been eliminated in consolidation.  The interim unaudited consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations that may be expected for all of 2010.

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Central Jersey Bancorp’s annual report on Form 10-K for the year ended December 31, 2009.

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.  These reclassifications had no effect on results of operations.

New Accounting  Standards

Effective April 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events.” This guidance establishes general standards for accounting and for disclosure of events that occur after the balance sheet date but before financial statements are issued.  The subsequent event guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in the financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date.  The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2010, for items that should potentially be recognized or disclosed in the accompanying interim unaudited consolidated financial statements and has determined that no such items were required to be recognized or disclosed.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP.  FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current reporting period.  The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but impacted the Company’s financial reporting process by eliminating all references to pre-

Index

codification standards.  On the effective date of FASB ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Note 2.  Restrictions on Cash and Amounts Due From Banks

Central Jersey Bank, N.A. is required to maintain average balances on hand or with the Federal Reserve Bank of New York. At March 31, 2010 and December 31, 2009, these reserve balances amounted to $563,000 and $276,000, respectively.

Note 3.  Earnings Per Common Share

The following tables reconcile shares outstanding for basic and diluted earnings per common share for the three months ended March 31, 2010 and 2009:

	Three months ended March 31, 2010
(amounts in thousands, except for per share data)	Income (numerator)	Average shares (denominator)	Per share amount

Basic earnings per common share
Net income available to common shareholders	$554	9,257	$0.06
Effect of dilutive securities:
Stock options	--	14	--
Diluted earnings per common share
Net income available to common shareholders, plus
assumed exercise of options and warrants	$554	9,271	$0.06

	Three months ended March 31, 2009
(amounts in thousands, except for per share data)	Income (numerator)	Average shares (denominator)	Per share amount

Basic earnings per common share
Net income available to common shareholders	$125	9,019	$0.01
Effect of dilutive securities:
Stock options	--	312	--
Diluted earnings per common share
Net income available to common shareholders, plus
assumed exercise of options and warrants	$125	9,331	$0.01

Basic and diluted net income per common share for the three months ended March 31, 2010 was calculated by dividing the net income available to common shareholders (which is equal to net income less dividends on preferred stock) of $554,000 by the weighted average number of shares outstanding of 9,256,975 (as to the basic net income per common share determination) and 9,270,867 (as to the diluted net income per common share determination).  Basic and diluted net income per common share for the three months ended March 31, 2009 was calculated by dividing the net income available to common shareholders of $125,000 by the weighted average number of common shares outstanding of 9,018,497 (as to the basic net income per common share determination) and 9,330,730 (as to the diluted net income per common share determination).  For the three months ended March 31, 2010 and 2009, 900,586 and

Index

250,257 antidilutive stock options, respectively, were excluded from earnings per common share calculation.

Stock Based Compensation

Stock compensation accounting guidance, FASB ASC Topic 718, “Compensation—Stock Compensation,” requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share based compensation arrangements, including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over an employee’s service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Sholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

There were no new employee or director stock option grants during the three months ended March 31, 2010 and 2009.

Stock Appreciation Rights

On January 31, 2006, the Company granted under its 2005 Equity Incentive Plan, 173,644 Stock Appreciation Rights (“SARS”) (98,398 were granted to employees and 75,246 were granted to directors), each with an exercise price of $9.40.  These SARS can only be settled in cash.  The SARS vest over a four year period and expire February 1, 2016.

The fair value of SARS granted was estimated on March 31, 2010 using the Black-Scholes option pricing model with the following weighted-average assumptions used: stock price $3.28, dividend yield of 0%; expected volatility of 81.55%; risk free interest rate of 2.55%; and expected life of seven years.  These SARS had a fair value of approximately $1.92 per share at March 31, 2010.  The Company did not record a share based payment expense for the three months ended March 31, 2010 related to the granting of the SARS.  As of March 31, 2010, all SARS were fully vested.

Index

A summary of the status of the Company’s SARS as of and for the three months ended March 31, 2010 is presented below:

	As of and for the three months ended March 31, 2010
	SARS	Weighted average exercise price

Outstanding at beginning of year	113,448	$9.40

Granted	--	--

Forfeited	--	--

Exercised	--	--

Outstanding at period end	113,448	$9.40

SARS exercisable at period end	113,448	$9.40

Weighted average fair value of SARS granted	$1.92

Stock Option Plans

In 2000, the Company established its Employee and Director Stock Option Plan (the “Plan”).  The Plan currently provides for the granting of stock options to purchase in aggregate up to 1,263,197 shares of the Company’s common stock, subject to adjustment for certain dilutive events such as stock distributions.  During the three months ended March 31, 2010, no options were granted under the Plan.  As a result of the January 1, 2005 combination with Allaire Community Bank, all outstanding options granted under the Plan became fully vested.  The Company does not anticipate granting any additional stock options under the Plan or any of the Allaire Community Bank stock option plans assumed by the Company.

Index

A summary of the status of the Company’s stock options as of and for the three months ended March 31, 2010 is presented below:

	As of and for the three months ended March 31, 2010
	Shares	Weighted average exercise price

Outstanding at beginning of year	1,023,442	$5.05

Granted	--	--

Forfeited	--	--

Exercised	--	--

Outstanding at period end	1,023,442	$5.05

Options exercisable at period end	1,023,442	$5.05

Weighted average fair value of
options granted		n/a

Note 4.  Loans Receivable, Net

Loans receivable, net at March 31, 2010 and December 31, 2009, consisted of the following (in thousands):

	March 31,	December 31,
Loan Type	2010	2009

Real estate loans – commercial	$221,424	$229,295
Home equity and second mortgages	65,654	65,116
Commercial and industrial loans	47,724	46,160
Construction loans	30,862	33,673
1-4 family real estate loans	2,772	2,876
Consumer loans	1,613	1,475
Total loans	370,049	378,595

Net deferred costs	481	492
Less: allowance for loan losses	9,300	9,613
Loans receivable, net	$361,230	$369,474

A substantial portion of the Company’s loans are secured by real estate and made to borrowers located in New Jersey, primarily in Monmouth and Ocean Counties.  Accordingly, as with most financial institutions in the Company’s market area, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the market area.

Index

Activity in the allowance for loan losses (sometimes referred to herein as “ALL”) for the three months ended March 31, 2010 is summarized as follows (dollars in thousands):

Three months ended March 31, 2010
Balance, beginning of year	$9,613
Provision charged to expense	--
Charge-offs	(358)
Recoveries	45
Balance, end of year	$9,300
Ratio of ALL to total loans	2.51%

Impaired Loans

When necessary, Central Jersey Bancorp performs individual loan reviews in accordance with FASB ASC Topic 310, “Receivables,” to determine whether any individually reviewed loans are impaired and, if impaired, measures a valuation allowance allocation in accordance with FASB ASC Topic 310.  A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms.  The Company considers loans on non-accrual status or risk rated “8” or higher as impaired and automatically subject to a FASB ASC Topic 310 review.  In addition, any other loan that management considers possibly impaired due to deteriorating conditions or for any other reasons, is, at management’s discretion, subject to a FASB ASC Topic 310 review.

At March 31, 2010, Central Jersey Bancorp had impaired loans totaling $22.9 million, as compared to $23.2 million at December 31, 2009.  The decrease in impaired loans was due primarily to the charge-off of $300,000 in impaired loans during the three months ended March 31, 2010.  These loans were considered permanently impaired and were evaluated and charged-off in accordance with FASB ASC Topic 310.  At March 31, 2010, specific reserves for impaired loans totaled $3.8 million, as compared to $4.1 million at December 31, 2009.

Central Jersey Bancorp’s policy for interest income recognition on non-accrual loans is to recognize income on currently performing restructured loans under the accrual method.  Central Jersey Bancorp recognizes income on non-accrual loans under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to Central Jersey Bancorp.  If these factors do not exist, Central Jersey Bancorp does not recognize income.  There was no income recognized on non-accrual loans during the three months ended March 31, 2010.  Total cash collected on non-accrual loans during the three months ended March 31, 2010 was $57,000, as compared to $39,000 for the three months ended March 31, 2009, all of which was credited to the principal balances outstanding.

Index

Impaired loans for the three months ended March 31, 2010 and December 31, 2009 are summarized as follows (dollars in thousands):

	March 31, 2010	December 31, 2009
Balance of impaired loans with no allowance allocation	$4,037	$4,035
Balance of impaired loans with an allocated allowance	18,860	19,140

Total recorded investment in impaired loans	$22,897	$23,175

Amount of the allowance allocated to impaired loans	$3,837	$4,085

Average balance of impaired loans	$22,278	$21,538

Note 5.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities held-to-maturity and securities available-for-sale at March 31, 2010 and December 31, 2009 are as follows (in thousands):

	March 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Investment securities held-to-maturity:
Obligations of U.S. Government
sponsored agencies	$25,819	$--	$--	$25,819

Mortgage-backed securities of U.S. Government
sponsored agencies	11,537	297	--	11,834
Total	$37,356	$297	$--	$37,653
Investment securities available-for-sale:
Obligations of U.S. Government
sponsored agencies	$19,996	$326	$--	$20,322
Municipal obligations	40,659	126	27	40,758
Mortgage-backed securities of U.S. Government
sponsored agencies	26,378	1,607	--	27,985
Other debt securities	2,299	--	--	2,299
Total	$89,332	$2,059	$27	$91,364

Index

	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Investment securities held-to-maturity:
Mortgage-backed securities of U.S. Government
sponsored agencies	$7,217	$245	$--	$7,462
Total	$7,217	$245	$--	$7,462
Investment securities available-for-sale:
Obligations of U.S. Government
sponsored agencies	$14,996	$140	$8	$15,128
Municipal Obligations	48,222	130	71	48,281
Mortgage-backed securities of U.S. Government
sponsored agencies	29,198	1,432	--	30,630
Other debt securities	2,908	--	--	2,908
Total	$95,324	$1,702	$79	$96,947

The available for sale securities are reported at fair value with unrealized gains or losses included in equity, net of taxes.  Accordingly, the carrying value of such securities reflects their fair value at the balance sheet date. Fair value is based upon either quoted market prices, or, in certain cases where there is limited activity in the market for a particular instrument, assumptions are made to determine their fair values. See Note 12, Fair Value Measurements, for these additional disclosures.

The amortized cost and fair value of investment securities held-to-maturity and investment securities available-for-sale at March 31, 2010 by contractual maturity are shown below (in thousands).  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	cost	value
Investment securities held-to-maturity:
Due in one year or less	$633	$644
Due after one year through fifth year	16,593	16,619
Due after fifth year through tenth year	6,830	6,939
Due after tenth year	13,300	13,451
Total	$37,356	$37,653
Investment securities available-for-sale:
Due in one year or less	$33,258	$33,304
Due after one year through fifth year	18,379	18,430
Due after fifth year through tenth year	19,200	20,064
Due after tenth year	18,495	19,566
Total	$89,332	$91,364

FASB recently issued accounting guidance related to the recognition and presentation of other-than-temporary impairment, which the Company adopted effective June 30, 2009 (“Pending Content” of FASB ASC Topic 320-10).  This recent accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities.  The recent guidance replaced the “intent and ability” indication in former guidance by specifying that if (a) a company does not have the intent to sell a

Index

debt security prior to recovery and, (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.

When an entity does not intend to sell a debt security, and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment will be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Prior to the adoption of the recent accounting guidance on June 30, 2009, management considered, in determining whether other-than-temporary impairment exists (a) the length of time and the extent to which the fair value has been less than amortized cost, (b) the financial condition and near-term prospects of the issuer, and (c) the intent and ability of the Company to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

During the three months ended March 31, 2010, there were no sales of investment securities available-for-sale, as compared to sales generating $65.3 million in proceeds during the three months ended March 31, 2009, which resulted in $1.8 million in gains on securities available-for-sale during such period.

At March 31, 2010 and December 31, 2009, there were $74.8 million and $76.5 million, respectively, of investment securities pledged as collateral for short term borrowings, to secure public funds or for any other purposes required by law.

Gross unrealized losses on investment securities available-for-sale and their fair values, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009, were as follows (in thousands):

	March 31, 2010
	Less than 12 months		12 months or more		Total

Investment securities	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
Municipal obligations	$27	$6,619	$--	$--	$27	$6,619
Total	$27	$6,619	$--	$--	$27	$6,619

	December 31, 2009
	Less than 12 months		12 months or more		Total

Investment securities	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
Municipal obligations	$71	$7,652	$--	$--	$71	$7,652
Obligations of U.S. Government
sponsored agencies	8	4,992	--	--	8	4,992
Total	$79	$12,644	$--	$--	$79	$12,644

Management does not believe that any of the individual unrealized losses represent an other-than-temporary impairment.  The Company does not intend to sell any of its investment securities and it is not more likely than not that the Company will be required to sell its investment securities, therefore, no other-than-temporary impairment is required. As of March 31, 2010, there were nine municipal obligations and no obligations of U.S. Government sponsored agencies in unrealized loss positions

Index

compared to twelve municipal obligations and one obligation of U.S. Government sponsored agencies in unrealized loss positions as of December 31, 2009.

Note 6.  Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expense from other non-interest expense.

The following table represents the balance of other real estate owned at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Other real estate owned	$1,055	$1,055

At December 31, 2009, two loans totaling $1.1 million were transferred to other real estate owned, impacting the Company’s provision for loan losses by $245,000, and recorded as other real estate owned at their initial fair market value less cost to sell.  At March 31, 2010, there was no decline in fair value of the properties, and, therefore, no change in the December 31, 2009 balance was required.

Note 7.  Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

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

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The contract or notional amount of financial instruments which represent credit risk at March 31, 2010 and December 31, 2009 is as follows (in thousands):

	March 31, 2010	December 31, 2009
Standby letters of credit	$1,463	$2,140
Outstanding loan and credit line commitments	$67,301	$67,122

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party.  The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as those involved in extending loan facilities to customers.  All of Central Jersey Bank, N.A.’s outstanding standby letters of credit are performance standby letters within the scope of FASB ASC Topic 952, “Franchisors.”  These are irrevocable undertakings by Central Jersey Bank, N.A., as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation.  Most of Central Jersey Bank, N.A.’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The maximum potential future payments Central Jersey Bank, N.A. could be required to make equals the face

Index

amount of the letters of credit shown above.  Central Jersey Bank, N.A.’s liability for performance standby letters of credit was immaterial at March 31, 2010 and December 31, 2009.

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

Note 8.  Deposits

The major types of deposits at March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31,	December 31,
Deposit Type	2010	2009

Demand deposits, non-interest bearing	$79,656	$80,500
Savings, N.O.W. and money market accounts	215,152	226,729
Certificates of deposit of less than $100	69,412	72,089
Certificates of deposit of $100 or more	91,901	88,560

Total	$456,121	$467,878

Note 9.  Borrowings

Borrowed funds at March 31, 2010 and December 31, 2009 are summarized as follows (in thousands):

	March 31, 2010	December 31, 2009
Borrowings	$45,608	$47,575

Borrowings typically include wholesale borrowing arrangements as well as arrangements with deposit customers of Central Jersey Bank, N.A. to sweep funds into short-term borrowings.  At March 31, 2010, borrowings included $34.5 million in bank sweep funds, $5.0 million in Federal Home Loan Bank of New York (“FHLBNY”) callable advances and $6.1 million in FHLBNY fixed rate advances.  At December 31, 2009, borrowings included $26.4 million in bank sweep funds, $15.0 million in FHLBNY callable advances and $6.2 million in FHLBNY fixed rate advances. At March 31, 2010 and December 31, 2009, Central Jersey Bank, N.A. had unused lines of credit with the FHLBNY of $30.3 million and $26.2 million, respectively.

Index

At March 31, 2010, Central Jersey Bank, N.A. had the following outstanding FHLBNY callable advances (in thousands):

Date	Amount	Rate	Term	Call Feature
2/01/2008	$5,000	2.903%	7 year non-call 3 years	One Time

At March 31, 2010, Central Jersey Bank, N.A. had the following outstanding FHLBNY fixed rate advances (in thousands):

Date	Amount	Rate	Term	Maturity
2/01/2008	$5,000	2.380%	5 years	2/01/2013
5/28/2008	1,115	4.940%	13 years	5/28/2021
	$6,115	2.871%

Note 10.  Subordinated Debentures

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

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of subordinated debentures from Central Jersey Bancorp.  The subordinated debentures bear a variable interest rate equal to LIBOR plus 285 basis points.  Although the subordinated debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve.  The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp.  At March 31, 2010, $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital.  Central Jersey Bancorp is using the proceeds it received from the subordinated debentures to support the general balance sheet growth of Central Jersey Bancorp and to maintain Central Jersey Bank, N.A.’s required regulatory capital ratios.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards.  Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements.  Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital.  At March 31, 2010, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities.  Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital.  However, in the event that the trust preferred issues do not qualify as Tier I Capital, Central Jersey Bank, N.A. would remain well capitalized.

Note 11.  Income Tax Expense (Benefit)

The Company recorded an income tax expense of $298,000 on income before taxes of $1.0 million for the three months ended March 31, 2010, resulting in an effective tax rate of 28.71%.  The reduction in the Company’s effective tax rate was primarily the result of an increased  proportion of the Company’s income

Index

being derived from tax-exempt sources, such as municipal bonds and note obligations.  The Company recorded an income tax benefit of ($601,000) on a loss before taxes of ($291,000) for the three months ended March 31, 2009, resulting in an effective income tax benefit rate of (209.62%).  The 2009 income tax benefit was due to the utilization of capital tax loss carry-forwards which resulted from the 2007 balance sheet restructuring initiative. As a result of the restructuring, a deferred tax valuation allowance was established against deferred tax assets generated from the capital tax loss carry-forwards.  Since $1.1 million of the $1.8 million in gains from the sale of available-for-sale investment securities recorded during the three months ended March 31, 2009 were realized in CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A., these gains are considered capital gains and are permitted to be offset against the remaining capital tax loss carry-forwards.  The federal income tax benefit was primarily the result of the reversal of the deferred tax valuation allowance which totaled approximately $369,000.

Note 12.  Fair Value Measurements

The Company applies the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” for financial assets and financial liabilities.  FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements.

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amount the Company could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective period ends and have not been re-evaluated or updated for purposes of the consolidated financial statements included elsewhere herein subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company's financial assets and financial liabilities carried at fair value.

Index

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

Impaired loans - Loans that Central Jersey Bank, N.A. has measured impairment generally based on fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included at Level III fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

The following tables summarize financial assets measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	At March 31, 2010
	Level I	Level II	Level III	Total fair value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored
agencies	$--	$20,322	$--	$20,322
Municipal obligations	--	40,758	--	40,758
Mortgage-backed securities of U.S.
Government sponsored agencies	--	27,985	--	27,985
Other securities	--	2,299	--	2,299
Total assets measured fair value on a
recurring basis	$--	$91,364	$--	$91,364

Index

	At December 31, 2009
	Level I	Level II	Level III	Total fair value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored
agencies	$--	$15,128	$--	$15,128
Municipal obligations	--	48,281	--	48,821
Mortgage-backed securities of U.S.
Government sponsored agencies	--	30,630	--	30,630
Other securities	--	2,908	--	2,908
Total assets measured fair value on a
recurring basis	$--	$96,947	$--	$96,947

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables summarize financial assets measured at fair value on a nonrecurring basis at March 31, 2010 and December 31, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	At March 31, 2010
	Level I	Level II	Level III	Total fair value
Impaired loans	$--	$--	$15,023	$15,023
Other real estate owned	--	--	1,055	1,055
Servicing rights	--	--	281	281
Total assets measured fair value on a
nonrecurring basis	$--	$--	$16,359	$16,359

	At December 31, 2009
	Level I	Level II	Level III	Total fair value
Impaired loans	$--	$--	$15,055	$15,055
Other real estate owned	--	--	1,055	1,055
Servicing rights	--	--	289	289
Total assets measured fair value on a
nonrecurring basis	$--	$--	$16,399	$16,399

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009:

Cash and Cash Equivalents (Carried at Cost)
The carrying amounts reported in the Consolidated Statements of Financial Condition for cash and short-term instruments approximate those assets’ fair values.

Investment Securities
The fair value of investment securities available-for-sale (carried at fair value) and held-to-maturity

Index

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

Index

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

Limitations
Fair value estimates were made at March 31, 2010 and December 31, 2009, based upon pertinent market data and relevant information on each financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell the Company’s entire holdings of a particular financial instrument or category thereof at one time. Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments with respect to future loss experience, current economic conditions, risk assessments of various financial instruments involving a myriad of individual borrowers, and other factors.  Given the subjective nature of these estimates, the uncertainties surrounding them and other matters of significant judgment that must be applied, these fair value estimations cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.  Since these fair value approximations were made solely for the financial instruments included in the Consolidated Statements of Financial Condition at March 31, 2010 and December 31, 2009, no attempt was made to estimate the value of anticipated future business or the value of non-financial statement assets or liabilities.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

Index

The estimated fair values of the Company’s financial instruments were as follows at March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
Financial Assets:
Cash and cash equivalents	$56,996	$56,996	$78,315	$78,315

Investment securities available-for-sale	91,364	91,364	96,947	96,947

Investment securities held-to-maturity	37,356	37,653	7,217	7,462

Loans, net	361,230	368,073	369,474	377,183

Servicing rights	281	281	289	289

Restricted stock	3,300	3,300	3,750	3,750

Accrued interest receivable	2,072	2,072	2,285	2,285

Financial Liabilities:
Deposits	456,121	441,561	467,878	452,193

Borrowings	45,608	46,198	47,575	48,655

Accrued interest payable	159	159	231	231

Subordinated debentures	5,155	1,804	5,155	1,804

Note 13.  New Accounting Standards

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

FASB ASC Topic 810

In October 2009, the FASB issued ASU Topic 810, “Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”   This update amends the ASC for the

Index

issuance of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”   The amendments in this update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  This update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

FASB ASC Topic 825

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements.  This pronouncement is effective for periods ending after June 15, 2009.  Accordingly, the Company adopted these provisions of FASB ASC Topic 825 on March 29, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. However, these provisions of FASB ASC Topic 825 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments. See Note 12, Fair Value Measurements, for these additional disclosures.

FASB ASC Topic 320

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 320, “Investments — Debt and Equity Securities” and Topic 325 “Investments — Other,” which is designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  The pronouncement is effective for periods ending after June 15, 2009.  Accordingly, the Company adopted this pronouncement on March 29, 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  However, the provisions of FASB ASC Topic 320 resulted in additional disclosures with respect to the fair value of the Company’s investments with unrealized losses that are not deemed other-than-temporarily impaired.  See Note 12, Fair Value Measurements, for these additional disclosures.

FASB ASC Topic 820

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”  This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This guidance establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The pronouncement is effective for periods ending after June 15, 2009.  Accordingly, the Company adopted this pronouncement on March 29, 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 320 resulted in additional disclosures with respect to the fair value of the Company’s investments with unrealized losses that are not deemed other-than-temporarily impaired.  See Note 12, Fair Value Measurements, for these additional disclosures.

Index

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis is intended to provide information about the Company’s financial condition as of March 31, 2010 and results of operations for the three months ended March 31, 2010 and 2009.  The following information should be read in conjunction with the Company’s unaudited consolidated financial statements for the three months ended March 31, 2010 and 2009, including the related notes thereto, contained elsewhere in this document.

Critical Accounting Policies

“Management's Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this quarterly report on Form 10-Q, are based upon the Company's unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these unaudited consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to Central Jersey Bancorp’s audited consolidated financial statements for the year ended December 31, 2009, included with Central Jersey Bancorp’s annual report on Form 10-K for the year ended December 31, 2009, contains a summary of the Company's significant accounting policies.  Management believes the Company's policy with respect to the methodology for the determination of the allowance for loan losses and the impairment of investment securities requires management to make difficult and subjective judgments that often require assumptions or estimates about uncertain matters.  Changes in these judgments, assumptions or estimates could materially impact results of operations.  This critical policy and its application are periodically reviewed with Central Jersey Bancorp’s Audit Committee and its Board of Directors.

Additional critical accounting policies relate to judgments about other asset impairments, including core deposit intangible, investment securities, servicing rights and deferred tax assets.

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

FASB ASC Topic 320, “Investments-Debt and Equity Securities,” requires that investment securities be categorized as “held to maturity,” “trading securities” or “available-for-sale,” based on management’s intent as to the ultimate disposition of each security.  FASB ASC Topic 320 allows debt securities to be classified as “held to maturity” and reported in consolidated financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity.   When an entity does not intend to sell a debt security, and it is more likely than not that the entity will not have to sell the debt security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of the debt security in earnings and the remaining portion in other comprehensive income.  Such securities are stated at cost, adjusted for amortization of premiums and accretion of discounts over the estimated remaining lives of the investment securities utilizing the level-yield method. Central Jersey Bank, N.A. does not currently use or maintain a trading account.  Investment securities not classified as “held to maturity” are classified as “available-for-sale.”  These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of

Index

deferred taxes, as a separate component of equity.  Investment securities available-for-sale include investment securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes.  Investment securities available-for-sale are carried at estimated fair value.  Gains and losses on sales of investment securities are based on the specific identification method and are accounted for on a trade date basis.

On a quarterly basis, Central Jersey Bank, N.A. evaluates investment securities for other-than-temporary impairment.  For individual investment securities classified as either available-for-sale or held-to-maturity, a determination is made as to whether a decline in fair value below the amortized cost basis is other than temporary.  When an entity does not intend to sell a debt security, and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of the debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.   After evaluation, as of March 31, 2010, Central Jersey Bank, N.A. noted no other-than-temporary impairment issues.

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

A loan is considered past due when a payment has not been received in accordance with the contractual terms.  Generally, commercial loans are placed on non-accrual status when they are 90 days past due unless they are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal and interest is in doubt.  Commercial loans are generally written down after an analysis is completed which indicates that collectibility of the full principal balance is in doubt.  Consumer loans are generally written down after they become 120 days past due.  Mortgage loans are not generally placed on a non-accrual status unless the value of the real estate has deteriorated to the point that a potential loss of principal or interest exists.  Subsequent payments are credited to income only if collection of principal is not in doubt.  If principal and interest payments are brought contractually current and future collectibility is reasonably assured, loans are returned to accrual status.  Mortgage loans are generally written down when the value of the underlying collateral does not cover the outstanding principal balance.  Loan origination and commitment fees less certain costs are deferred and the net amount amortized as an adjustment to the related loan’s yield.  Loans held-for-sale are recorded at the lower of aggregate cost or fair value.

Index

The ALL is based upon the Interagency Policy Statement on the Allowance for Loan and Lease Losses issued jointly by the federal banking agencies on December 13, 2006 (OCC Bulletin 2006-47) and management’s evaluation of the adequacy of the allowance, including an assessment of:  (a) known and inherent risks in the loan portfolio; (b) the size and composition of the loan portfolio; (c) actual loan loss experience; (d) the level of delinquencies; (e) the individual loans for which full collectibility may not be assured; (f) the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans; and (g) the current economic and market conditions.  Although management uses the best information available, the level of the ALL remains an estimate that is subject to significant judgment and short-term change.  Various regulatory agencies, as an integral part of their examination process, periodically review Central Jersey Bank, N.A.’s ALL.  Such agencies may require Central Jersey Bank, N.A. to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of Central Jersey Bank, N.A.’s loans are secured by real estate in the state of New Jersey.  Accordingly, the collectibility of a substantial portion of the carrying value of Central Jersey Bank, N.A.’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the central New Jersey area experience an adverse economic climate.  Future adjustments to the ALL may be necessary due to economic, operating, regulatory and other conditions beyond Central Jersey Bank, N.A.’s control.  Management believes that the ALL is adequate as of March 31, 2010.

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

Index

when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items.

Overview

Central Jersey Bancorp, the parent company of Central Jersey Bank, N.A., reported net income and net income available to common shareholders of $740,000 and $554,000, respectively, for the three months ended March 31, 2010, as compared to $310,000 and $125,000, respectively, for the same period in 2009.  The operating results for the three months ended March 31, 2010 represent increases over the same period in 2009 of $430,000, or 139%, and $429,000, or 343%, for net income and net income available to common shareholders, respectively.  The net income available to common shareholders takes into account $141,250 in preferred stock dividends paid to the U.S.  Department of the Treasury as part of the Capital Purchase Program (“CPP”) and $45,000 in related preferred stock discount accretion during the three months ended March 31, 2010.  The comparative increase in net income for the three months ended March 31, 2010 is primarily attributable to Central Jersey Bancorp not having to record a provision for loan losses during the three months ended March 31, 2010, as compared to recording a $3.1 million provision for loan losses during the three months ended March 31, 2009.  There was no required provision for loan losses due primarily to an $8.6 million decrease in gross loan balances from December 31, 2009 and the net risk rating upgrade of certain commercial loans.  The absence of a first quarter 2010 loan loss provision was somewhat offset, on a comparative basis, by no gains on the sale of securities available-for-sale during the three months ended March 31, 2010, as compared to $1.8 million of gains on the sale of securities available-for-sale recorded during the three months ended March 31, 2009.  Basic and diluted earnings per common share for the three months ended March 31, 2010 and 2009 were $0.06 and $0.01, respectively.

Total assets of $571.3 million at March 31, 2010 were comprised primarily of $361.2 million in net loans, $128.7 million in investment securities and $57.0 million in cash and cash equivalents, as compared to total assets of $577.7 million at December 31, 2009, which primarily consisted of $369.5 million in net loans, $104.2 million in investment securities and $78.3 million in cash and cash equivalents.  Total assets at March 31, 2010 were funded primarily through deposits totaling $456.1 million and borrowings totaling $45.6 million, as compared to deposits totaling $467.9 million and borrowings totaling $47.6 million at December 31, 2009.

Results of Operations

General

Central Jersey Bancorp’s principal source of revenue is derived from its bank subsidiary’s net interest income, which is the difference between interest income on earning assets and interest expense on deposits and borrowed funds.  Interest-earning assets consist principally of loans, investment securities and federal funds sold, while the sources used to fund such assets consist primarily of deposits and borrowings.  Central Jersey Bancorp’s net income is also affected by its bank subsidiary’s provision for loan losses, non-interest income and non-interest expenses.  Non-interest income consists primarily of service charges and fees and the gain on sale of securities available-for-sale.  Non-interest expenses consist primarily of salaries and employee benefits, occupancy costs, data processing fees and other operating related expenses.

For the Three Months Ended March 31, 2010 and 2009

Net Interest Income

Net interest income was $4.7 million for both the three months ended March 31, 2010 and 2009.  Net interest income for the three months ended March 31, 2010 and 2009 was comprised primarily of $5.2 million and $5.0 million, respectively, in interest and fees on loans, $795,000 and $1.9 million, respectively, in interest on investment securities and $56,000 and $33,000, respectively, in interest income on federal funds sold and due

Index

from banks, less interest expense on deposits of $1.2 million and $2.0 million, respectively, interest expense on borrowed funds of $153,000 and $247,000, respectively, and interest expense on subordinated debentures of $39,000 and $57,000, respectively.

For the three months ended March 31, 2010, the average yield on interest-earning assets was 4.21% as compared to 5.87% for the same period in 2009.  The average cost of deposits and interest-bearing liabilities for the three months ended March 31, 2010 was 1.28%, as compared to an average cost of 2.66% for the same period in 2009.  The decrease in the average yield on interest-earning assets for the three months ended March 31, 2010 was primarily due to significantly higher federal funds sold balances at an average yield of 19 basis points and lower reinvestment yields on cash flows derived from maturing and amortizing investment securities.  The decrease in the average cost of deposits and interest-bearing liabilities for the three months ended March 31, 2010 was primarily due to across-the-board reductions in deposit rates, which were reflective of the local banking market.  The average net interest margin for the three months ended March 31, 2010 was 3.49%, as compared to 3.53% for the same period in 2009.  On a linked quarter basis, net interest margin increased by 30 basis points from 3.19% during the fourth quarter of 2009 to 3.49% for the first quarter of 2010.

Provision for Loan Losses

For the three months ended March 31, 2010, there was no provision for loan losses, as compared to $3.1 million for the same period in 2009.  A provision for loan losses was not required for the three months ended March 31, 2010, due primarily to an $8.6 million decrease in gross loan balances from December 31, 2009 and the net risk rating upgrade of certain commercial loans.  The recorded provision for loan losses for the three months ended March 31, 2009 was due to the credit deterioration of certain commercial loans as a result of the rapid decline of general economic conditions.

Non-Interest Income

Non-interest income, which consists of service charges on deposit accounts, income from bank owned life insurance, gains on the sale of investment securities available-for-sale, and other income, was $393,000 for the three months ended March 31, 2010, as compared to $2.2 million for the same period in 2009.  The decrease was the result of no gains on the sale of investment securities available-for-sale for the three months ended March 31, 2010, as compared to a $1.8 million gain on the sale of investment securities available-for-sale for the same period in 2009.

Non-Interest Expense

Non-interest expense remained consistent at $4.0 million for both the three months ended March 31, 2010 and 2009.  Non-interest expense generally includes costs associated with employee salaries and benefits, occupancy expenses, data processing fees, FDIC deposit insurance premiums, core deposit intangible amortization and other operating expenses.

Index

The table below presents non-interest expense, by major category, for the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,
Non-Interest Expense	2010	2009
Salaries and employee benefits	$1,973	$1,937
Net occupancy expenses	538	525
Outside service fees	260	203
Data processing fees	259	233
FDIC deposit insurance premiums	202	70
Premises and equipment depreciation	192	183
Core deposit intangible amortization	86	104
Audit and accounting services	75	128
Legal fees	61	151
Advertising and marketing expenses	51	60
Printing, stationery and supplies	45	62
Other operating expenses	290	389
Total	$4,032	$4,045

Income Tax Expense (Benefit)

The Company recorded an income tax expense of $298,000 on income before taxes of $1.0 million for the three months ended March 31, 2010, resulting in an effective tax rate of 28.71%.  The reduction in the Company’s effective tax rate was primarily the result of an increased proportion of the Company’s income being derived from tax-exempt sources, such as municipal bonds and note obligations.  The Company recorded an income tax benefit of ($601,000) on a loss before taxes of ($291,000) for the three months ended March 31, 2009, resulting in an effective income tax benefit rate of (209.62%).  The 2009 income tax benefit was due to the utilization of capital tax loss carry-forwards which resulted from the 2007 balance sheet restructuring initiative. As a result of the restructuring, a deferred tax valuation allowance was established against deferred tax assets generated from the capital tax loss carry-forwards.  Since $1.1 million of the $1.8 million in gains from the sale of available-for-sale investment securities recorded during the three months ended March 31, 2009 were realized in CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A., these gains are considered capital gains and are permitted to be offset against the remaining capital tax loss carry-forwards.  The federal income tax benefit was primarily the result of the reversal of the deferred tax valuation allowance which totaled approximately $369,000.

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents were $57.0 million at March 31, 2010, a decrease of $21.3 million from the December 31, 2009 total of $78.3 million.  The decrease in liquidity is due primarily to the timing of cash flows related to Central Jersey Bank, N.A.’s business activities and the purchase of investment securities effected during the first quarter of 2010.

Investment Portfolio

Investment securities totaled $128.7 million at March 31, 2010, an increase of $24.5 million, or 23.5%, over the December 31, 2009 total of $104.2 million.  The increase was primarily due to the purchase of $26.0 million of government-sponsored agency securities held-to-maturity, $5.5 million of mortgage-backed

Index

securities held-to-maturity, $15.0 million of government-sponsored agency securities available-for-sale, and $356,000 of municipal bond and note obligations.  These purchases were partly offset by maturities and calls of $10.0 million of government-sponsored agency securities available-for-sale, $8.4 million of municipal bond and note obligations and $383,000 of mortgage-backed securities held-to-maturity and principal paydowns of $4.0 million for the three months ended March 31, 2010.  In addition, at March 31, 2010, the net change of the unrealized gain on available-for-sale securities increased by $408,000 from $1.6 million on December 31, 2009 to $2.0 million on March 31, 2010.

Loan Portfolio

Loans, net of the allowance for loan losses, totaled $361.2 million at March 31, 2010, a decrease of $8.3 million, or 2.3%, from the $369.5 million balance at December 31, 2009.  Gross loans totaled $370.5 million at March 31, 2010, a decrease of $8.6 million, or 2.3%, from the $379.1 million balance at December 31, 2009.  The decrease in loan balances was due primarily to principal pay downs of commercial real estate loans, consumer home equity loans and lines of credit during the period.  Organic balance sheet growth is challenging as quality incremental loan volume is somewhat constrained by overall sluggish economic activity.

Loan portfolio composition remained fairly consistent at March 31, 2010, with gross commercial loans totaling $300.0 million, or 81.1%, of total gross loans outstanding at March 31, 2010, as compared to $309.1 million, or 81.5%, at December 31, 2009.

Criticized/classified assets as of March 31, 2010 and December 31, 2009 are summarized as follows (in thousands):

	2010	2009
Special Mention	$8,213	$11,770
Substandard	20,267	23,306
Doubtful	4,015	5,052
Loss	84	109
Total criticized/classified assets	$35,579	$40,237

The total balance of criticized/classified assets at March 31, 2010 and December 31, 2009 totaled $35.6 million and $40.2 million, respectively. The $4.6 million decrease was representative of the changes in the risk profile of the loan portfolio.  Loans which were risk rated “special mention” were $8.2 million at March 31, 2010, a decrease of $3.6 million from the $11.8 million total at December 31, 2009.  Loans which were risk rated “substandard” were $20.3 million at March 31, 2010, a decrease of $3.0 million from the $23.3 million total at December 31, 2009.  Loans which were risk rated “doubtful” were $4.0 million at March 31, 2010, a $1.0 million decrease from the $5.0 million total at December 31, 2009.  A majority of the risk rating changes occurred in the commercial mortgage loan portfolio.

Index

Non-Performing Loans

A loan is considered to be non-performing if it (1) is on a non-accrual basis, (2) is past due 90 days or more and still accruing interest, or (3) has been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial position of the borrower.  A loan, which is past due 90 days or more and still accruing interest, remains on accrual status only where it is both adequately secured as to principal and is in the process of collection.  Central Jersey Bank, N.A. had non-performing loans totaling $8.1 million and $8.6 at March 31, 2010 and December 31, 2009, respectively.  Additionally, Central Jersey Bank, N.A. had $1.1 million in other real estate owned (“OREO”) properties as of March 31, 2010 and December 31, 2009.  At March 31, 2010, there were no commitments to lend additional funds to borrowers whose loans are on non-accrual.

Central Jersey Bank, N.A.’s policy for interest income recognition on non-accrual loans is to recognize income on currently performing restructured loans under the accrual method.  Central Jersey Bank, N.A. recognizes income on non-accrual loans under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to Central Jersey Bancorp.  If these factors do not exist, Central Jersey Bank, N.A. does not recognize income.  There was no income recognized on non-accrual loans during the three months ended March 31, 2010.  Total cash collected on non-accrual loans during the three months ended March 31, 2010 was $57,000, as compared to $39,000 for the three months ended March 31, 2009, all of which was credited to the principal balances outstanding.

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

At March 31, 2010, Central Jersey Bank, N.A. had impaired loans totaling $22.9 million, as compared to $23.2 million at December 31, 2009.  The decrease in impaired loans was due primarily to the charge-off of $300,000 in impaired loans during the three months ended March 31, 2010.  These loans were considered permanently impaired and were evaluated and charged-off in accordance with FASB ASC Topic 310.  At March 31, 2010, specific reserves for impaired loans totaled $3.8 million, as compared to $4.1 million in specific reserves for impaired loans at December 31, 2009.

Index

Central Jersey Bank, N.A.
Troubled Asset and Delinquency Trends
(in thousands)
						Change 12/31/09-3/31/10
CATEGORY	3/31/2009	6/30/2009	9/30/2009	12/31/2009	3/31/2010	$	%

30-89 Day	$7,180	$9,287	$11,138	$6,912	$7,008	$96	1.39%
90 Days +	$1,582	$1,450	$2,019	$775	$-	$(775)	-100.00%
Total Delinquencies	$8,762	$10,737	$13,157	$7,687	$7,008	$(679)	-8.83%

Non-Accrual Loans	$3,169	$8,515	$8,483	$7,868	$8,088	$220	2.80%

Non-Performing Loans (90+; Non-Accrual)	$4,751	$9,965	$10,502	$8,643	$8,088	$(555)	-6.42%
OREO	$-	$-	$-	$1,055	$1,055	$-	0.00%
Total Non-Performing Loans and OREO	$4,751	$9,965	$10,502	$9,698	$9,143	$(555)	-5.72%

Total Delinquencies, Non-Accrual and OREO	$11,931	$19,252	$21,640	$16,610	$16,151	$(459)	-2.76%

Criticized Loans	$18,353	$19,954	$12,979	$11,770	$8,213	$(3,557)	-30.22%
Classified Loans	$16,231	$18,631	$28,928	$28,467	$24,366	$(4,101)	-14.41%
Total Criticized/Classified Loans	$34,584	$38,585	$41,907	$40,237	$32,579	$(7,658)	-19.03%

ALL	$7,180	$7,605	$8,677	$9,613	$9,300	$(313)	-3.26%
Total Loans	$361,421	$375,080	$380,206	$379,087	$370,530	$(8,557)	-2.26%
Total Assets	$576,223	$603,312	$577,673	$577,658	$571,295	$(6,363)	-1.10%
Tier 1 Capital (bank) *	$44,373	$45,727	$46,805	$45,801	$56,508	$10,707	23.38%
Net $ Recoveries (Charge-offs) (quarter)	$(697)	$108	$15	$(769)	$(313)	$456	-59.30%

Total Delinquencies / Total Loans	2.42%	2.86%	3.46%	2.03%	1.89%
Total Non-Accrual Loans / Total Loans	0.88%	2.27%	2.23%	2.08%	2.18%
Total Delinquencies + NA Loans / Total Loans	3.30%	5.13%	5.69%	4.10%	4.07%
ALL / Total Loans	1.99%	2.03%	2.28%	2.54%	2.51%
ALL / Non-Performing Loans	151.1%	76.3%	82.6%	111.2%	115.0%
ALL / Non-Performing Loans and OREO	151.1%	76.3%	82.6%	99.1%	101.7%
Non-Performing Loans / Total Loans	1.3%	2.7%	2.8%	2.3%	2.2%
Non-Performing Loans and OREO / Total Assets	0.8%	1.7%	1.8%	1.7%	1.6%
Criticized Loans/ Total Loans	5.1%	5.3%	3.4%	3.1%	2.2%
Classified Loans/ Total Loans	4.5%	5.0%	7.6%	7.5%	6.6%
Criticized + Classified Loans / Total Loans	9.6%	10.3%	11.0%	10.6%	8.8%
Criticized Loans / Tier 1 Capital + ALL	35.6%	37.4%	23.4%	21.2%	12.5%
Classified Loans / Tier 1 Capital + ALL	31.5%	34.9%	52.1%	51.4%	37.0%
Criticized + Classified Loans / Tier 1 Capital + ALL	67.1%	72.3%	75.5%	72.6%	49.5%
Net $ Recoveries (Charge-off's) / Total Loans	-0.19%	0.03%	0.00%	-0.20%	-0.08%
* $11.3 million of CPP capital is included in Tier 1 Capital at the bank level beginning with the three-months ended March 31, 2010.

Asset Quality

•
Troubled asset trends continued to improve in most areas as delinquencies, which totaled $7.0 million at March 31, 2010, decreased by $679,000, or 8.8%, on a linked quarter basis, from the $7.7 million total reported at December 31, 2009.  The decrease was due primarily to the payoff of a previously delinquent loan totaling $753,000.  From the recorded highpoint of $13.2 million at September 30, 2009, total delinquencies have decreased by $6.2 million, or 47.0%, as of March 31, 2010.

•
Non-accrual loans increased by $220,000, or 2.5%, on a linked quarter basis, from $7.9 million at December 31, 2009 to $8.1 million at March 31, 2010.  The increase was primarily due to the addition of one loan totaling $400,000 to non-accrual status, which was partly offset by the charge-off of one loan totaling $200,000.  From the highpoint of $8.5 million at June 30, 2009, total non-accrual loans have decreased by $427,000, or 5.0%, as of March 31, 2010.

•
The aggregate of total delinquencies, non-accrual loans, and OREO decreased by $459,000, or 2.8%, on a linked quarter basis, from $16.6 million at December 31, 2009 to $16.2 million at March 31, 2010.  From the highpoint of $21.6 million at September 30, 2009, the aggregate of total delinquencies, non-accrual loans, and OREO have decreased by $5.5 million, or 25.4%, as of March 31, 2010.

•	Total criticized/classified loans decreased by $7.7 million, or 19.0%, on a linked quarter basis, from $40.2 million at December 31, 2009, to $32.6 million at March 31, 2010. The decrease is due

Index

primarily to the net risk rating upgrade of certain loans which migrated out of the criticized/classified category.  From the highpoint of $41.9 million at September 30, 2009, total criticized/classified loans have decreased by $9.6 million, or 28.5%, as of March 31, 2010.

Allowance for Loan Losses and Related Provision for Loan Loss

The allowance for loan losses, which began the year 2010 at $9.6 million, or 2.54% of total loans, decreased to $9.3 million at March 31, 2010, or 2.51% of total loans.  The $313,000 decrease is due primarily to loan charge-offs totaling $358,000, which were partially mitigated by recoveries totaling $44,500.

Activity in the ALL for the three months ended March 31, 2010 is summarized as follows (dollars in thousands):

Three months ended March 31, 2010
Balance, beginning of year	$9,613
Provision charged to expense	--
Charge-offs	(358)
Recoveries	45
Balance, end of year	$9,300
Ratio of ALL to total loans	2.51%

For the three months ended March 31, 2010, there was no provision for loan losses, as compared to $3.1 million for the same period in 2009.  A provision for loan losses was not required for the three months ended March 31, 2010, due primarily to an $8.6 million decrease in gross loan balances from December 31, 2009 and the net risk rating upgrade of certain commercial loans resulting from improved asset quality trends.  The recorded provision for loan losses for the three months ended March 31, 2009 was due to the credit deterioration of certain commercial loans as a result of the rapid decline of general economic conditions.

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

The following table represents the balance of other real estate owned at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Other real estate owned	$1,055	$1,055

At December 31, 2009, two loans totaling $1.1 million were transferred to OREO, impacting the Company’s provision for loan losses by $245,000, and recorded as OREO at their initial fair market value less estimated cost to sell.  At March 31, 2010 there was no decline in fair value of the properties, and, therefore, no change in balance from December 31, 2009 was required.

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

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The contract or notional amount of financial instruments which represent credit risk at March 31, 2010 and December 31, 2009 is as follows (in thousands):

	March 31, 2010	December 31, 2009
Standby letters of credit	$1,463	$2,140
Outstanding loan and credit line commitments	$67,301	$67,122

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party.  The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers.  All of Central Jersey Bank, N.A.’s outstanding standby letters of credit are performance standby letters within the scope of FASB ASC Topic 952.  These are irrevocable undertakings by Central Jersey Bank, N.A., as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation.  Most of Central Jersey Bank, N.A.’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The maximum potential future payments Central Jersey Bank, N.A. could be required to make equals the face amount of the letters of credit shown above.  Central Jersey Bank, N.A.’s liability for performance standby letters of credit was immaterial at March 31, 2010 and December 31, 2009.

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

Deposits

One of Central Jersey Bank, N.A.’s primary strategies is the accumulation and retention of core deposits.  Core deposits are defined as all deposits with the exception of certificates of deposits in excess of $100,000.  Deposits, at March 31, 2010, totaled $456.1 million, a decrease of $11.8 million, or 2.5%, from the December 31, 2009 total of $467.9 million.  The decrease in deposit balances was reflective of decreases in public fund deposits.

Borrowings

Borrowings were $45.6 million at March 31, 2010, as compared to $47.6 million at December 31, 2009, a decrease of $2.0 million, or 4.2%.  The decrease was primarily due to a decrease in overnight borrowings of $10.0 million offset by growth in the sweep account for business customers of $8.1 million.

Index

Borrowings typically include wholesale borrowing arrangements as well as arrangements with deposit customers of Central Jersey Bank, N.A. to sweep funds into short-term borrowings.  At March 31, 2010, borrowings included $34.5 million in bank sweep funds, $5.0 million in FHLBNY callable advances and $6.1 million in FHLBNY fixed rate advances.  At December 31, 2009, borrowings included $26.4 million in bank sweep funds, $15.0 million in FHLBNY callable advances and $6.2 million in FHLBNY fixed rate advances. At March 31, 2010 and December 31, 2009, Central Jersey Bank, N.A. had unused lines of credit with the FHLBNY of $30.3 million and $26.2 million, respectively.

Liquidity and Capital Resources

Liquidity defines the ability of Central Jersey Bank, N.A. to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis.  An important component of a bank’s asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements.  The liquidity needs of Central Jersey Bank, N.A. have been primarily met by cash on hand, loan and investment amortizations and borrowings.  Central Jersey Bank, N.A. invests funds not needed for operations (excess liquidity) primarily in daily federal funds sold.  During the three months ended March 31, 2010, Central Jersey Bank, N.A. continued to maintain a large secondary source of liquidity known as investment securities available-for-sale.  The fair value of that portfolio was $91.4 million at March 31, 2010 and $96.9 million at December 31, 2009.

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

Supplemental sources of liquidity include large certificates of deposit, wholesale and retail repurchase agreements, and lines of credit with correspondent banks.  Correspondent banks, which are typically referred to as “banker’s banks,” offer essential services such as cash letter processing, investment services, loan participation support, wire transfer operations and other traditional banking services.  Brokered deposits, which are deposits obtained, directly or indirectly, from or through the mediation or assistance of a deposit broker, may be utilized as supplemental sources of liquidity in accordance with Central Jersey Bank, N.A.’s balance sheet management policy.  Contingent liquidity sources may include off-balance sheet funds, such as advances from both the FHLBNY and the Federal Reserve Bank, and federal funds purchase lines with “upstream” correspondents.  An additional source of liquidity is made available by curtailing loan activity and instead using the available cash to fund short-term investments such as overnight federal funds sold or other approved investments maturing in less than one year.  In addition, future expansion of Central Jersey Bank, N.A.’s retail banking network is expected to create additional sources of liquidity from new deposit customer relationships.  Available liquidity and borrowing capacity is reviewed by management on a monthly basis and totaled $143.9 million at March 31, 2010.

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

Index

capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Central Jersey Bank, N.A. to maintain minimum amounts and ratios (set forth in the following table) of Total Capital and Tier 1 Capital to risk weighted assets and of Tier 1 Capital to average assets (leverage ratio).  As of March 31, 2010, Central Jersey Bancorp and Central Jersey Bank, N.A. met all capital adequacy requirements to which they were subject.

The following is a summary of Central Jersey Bank, N.A.’s and Central Jersey Bancorp’s actual capital ratios as of March 31, 2010 and December 31, 2009, compared to the minimum capital adequacy requirements and the requirements for classification as a “well-capitalized” institution:

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Asset Ratio		Total Capital to Risk Weighted Asset Ratio
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
Actual Ratios	2010	2009	2010	2009	2010	2009

Central Jersey Bancorp	9.90%	9.68%	12.90%	12.50%	14.16%	13.76%
Central Jersey Bank, N.A.	10.02%	7.89%	13.06%	10.19%	14.33%	14.00%

Required Regulatory Ratios
“Adequately capitalized”
institution (under federal
regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized”
institution (under federal
regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Central Jersey Bancorp is a smaller reporting company and is therefore not required to provide the information required by this item.

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer, who concluded that the Company's disclosure controls and procedures are effective.  The Company's Internal Auditors also participated in this evaluation.  There has been no change in the Company's internal controls during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including its President and Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Index

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Central Jersey Bancorp is a smaller reporting company and is therefore not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved.)

Item 5.	Other Information

None.

Item 6.	Exhibits

See Index of Exhibits commencing on page E-1.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central Jersey Bancorp
Registrant

Date: May 14, 2010	/s/ James S. Vaccaro
James S. Vaccaro
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2010	/s/ Anthony Giordano, III
Anthony Giordano, III
Senior Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
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

2.2
Agreement and Plan of Merger, dated as of May 26, 2009, between OceanFirst Financial Corp. and the Registrant (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated May 26, 2009 and filed with the SEC

Index

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

10.6
Amended and Restated Change of Control Agreement, dated December 23, 2008, by and between Robert S. Vuono and the Registrant (Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, dated December 23, 2008 and

Index

filed with the SEC on December 31, 2008).

10.7
Second Amended and Restated Change of Control Agreement, dated March 29, 2010, by and between Anthony Giordano, III and the Registrant (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed with the SEC on March 30, 2010).

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