Form 10-Q
period 2010-06-30
CENTRAL JERSEY BANCORP
filed 2010-08-13
CIK 1172353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010.
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
Yes  ☐               No ☒

As of July 31, 2010, there were 9,316,626 shares of the registrant’s common stock, par value $.01 per share, outstanding.

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

ii

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)
(dollars in thousands, except share amounts)

	June 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$9,934	$9,789
Federal funds sold	45,196	68,526
Cash and cash equivalents	55,130	78,315

Investment securities available-for-sale, at fair value	109,621	96,947
Investment securities held-to-maturity (fair value at June 30, 2010 and
December 31, 2009 of $36,350 and $7,462, respectively)	35,777	7,217
Federal Reserve Bank stock	1,849	1,848
Federal Home Loan Bank stock	1,197	1,820

Loans	362,455	379,087
Less: Allowance for loan losses	8,934	9,613
Loans, net	353,521	369,474

Accrued interest receivable	1,722	2,285
Other real estate owned	1,071	1,055
Premises and equipment	5,735	5,946
Bank owned life insurance	3,879	3,817
Core deposit intangible	859	1,031
FDIC deposit insurance premiums	2,462	2,684
Other assets	4,023	5,219
Total assets	$576,846	$577,658

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$89,952	$80,500
Interest bearing	374,780	387,378
	464,732	467,878
Borrowings	44,115	47,575
Subordinated debentures	5,155	5,155
Accrued expenses and other liabilities	1,127	1,531
Investment securities purchased not settled	3,535	--
Total liabilities	518,664	522,139

Shareholders’ equity:
Common stock, par value $0.01 per share. Authorized 100,000,000 shares;
9,610,971 and 9,503,423 shares issued and 9,316,626 and 9,256,975 share
outstanding, respectively, at June 30, 2010 and December 31, 2009	96	92
Preferred stock, liquidation value $1,000 per share. Authorized 10,000,000 shares and issued and outstanding 11,300 shares at June 30, 2010 and
December 31, 2009	11,300	11,300
Additional paid-in capital	65,884	64,981
Accumulated other comprehensive income, net of tax expense	1,490	1,022
Treasury stock – at cost, 294,645 and 246,448 shares, respectively,
at June 30, 2010 and December 31, 2009	(2,040)	(1,806)
Accumulated deficit	(18,548)	(20,070)
Total shareholders’ equity	58,182	55,519
Total liabilities and shareholders’ equity	$576,846	$577,658

See accompanying notes to unaudited consolidated financial statements.

Index

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Interest and dividend income:
Interest and fees on loans	$5,196	$5,008	$10,402	$10,039
Interest on securities available-for-sale:
Taxable interest income	416	1,250	865	2,898
Non-taxable interest income	183	20	426	99
Interest on securities held-to-maturity	206	151	310	369
Interest on federal funds sold and due from banks	97	104	153	137
Total interest and dividend income	6,098	6,533	12,156	13,542

Interest expense:
Interest expense on deposits	1,133	1,910	2,323	3,892
Interest expense on borrowings	141	247	293	494
Interest expense on subordinated debentures	40	50	79	107
Total interest expense	1,314	2,207	2,695	4,493

Net interest income	4,784	4,326	9,461	9,049

Provision for loan losses	-	316	-	3,452
Net interest income after provision for loan losses	4,784	4,010	9,461	5,597

Non-interest income:
Gain on sale of SBA loans	607	-	599	-
Service charges on deposit accounts	396	385	736	720
Income on bank owned life ance	30	36	61	66
Gain on the sale of loans held-for-sale	16	194	17	206
Gain on sale of securities available-for-sale	-	279	-	2,068
Other income	23	-	52	-
Total non-interest income	1,072	894	1,465	3,060

Non-interest expense:
Salaries and employee benefits	1,670	1,873	3,642	3,811
Net occupancy expenses	536	467	1,074	1,050
Data processing fees	255	232	514	465
FDIC insurance premiums	193	360	395	431
Core deposit intangible amortization	86	103	172	207
Goodwill impairment	-	26,957	-	26,957
Other operating expenses	1,236	958	2,211	2,073
Total non-interest expense	3,976	30,950	8,008	34,994

Income (loss) before provision for income taxes	1,880	(26,046)	2,918	(26,337)

Income tax expense (benefit)	726	258	1,024	(343)

Net income (loss)	1,154	(26,304)	1,894	(25,994)

Preferred stock dividend	141	141	282	282
Preferred stock discount amortization	45	45	90	89

Net income (loss) available to common shareholders	$968	$(26,490)	$1,522	$(26,365)

Basic earnings (loss) per common share	$0.10	$(2.92)	$0.16	$(2.91)
Diluted earnings (loss) per common share	$0.10	$(2.92)	$0.16	$(2.91)
Average basic common shares outstanding	9,292,298	9,087,287	9,274,374	9,053,082
Average diluted common shares outstanding	9,455,593	9,087,287	9,409,712	9,053,082

See accompanying notes to unaudited consolidated financial statements.

Index

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
 (dollars in thousands, except share amounts)

	Common stock	Preferred stock	Additional paid-in capital	Accumulated other comprehensive income	Treasury stock	Retained earnings/ (accumulated deficit)	Total
Balance at December 31, 2008	$90	$11,300	$64,502	$1,925	$(1,806)	$6,441	$82,452
Comprehensive loss:
Net loss	--	--	--	--	--	(25,994)	(25,994)
Unrealized loss on securities available-for-sale, net of reclassification adjustment of $2,068 and tax effect of ($536)	--	--	--	(850)	--	--	(850)
Total comprehensive loss							$(26,844)
Exercise of stock options – 107,537 shares, including tax benefit of $23	1	--	361	--	--	--	362
Discount – preferred stock	--	--	89	--	--	(89)	--
Cash dividends accrued on preferred stock	--	--	--	--	--	(282)	(282)
Balance at June 30, 2009	$91	$11,300	$64,952	$1,075	$(1,806)	$(19,924)	$55,688
Balance at December 31, 2009	$92	$11,300	$64,981	$1,022	$(1,806)	$(20,070)	$55,519
Comprehensive income:
Net income	--	--	--	--	--	1,894	1,894
Unrealized gain on securities available-for-sale, net of tax effect of ($178)	--	--	--	468	--	--	468
Total comprehensive income							$2,362
Exercise of stock options – 107,548 shares, including tax benefit of $89	4	--	386	--	--	--	390
Intercompany reclassification related to stock option exercises	--	--	427	--	--	--	427
Purchase of 47,897 shares outstanding stock; placed in treasury	--	--	--	--	(234)	--	(234)
Discount – preferred stock	--	--	90	--	--	(90)	--
Cash dividends accrued on preferred stock	--	--	--	--	--	(282)	(282)
Balance at June 30, 2010	$96	$11,300	$65,884	$1,490	$(2,040)	$(18,548)	$58,182

See accompanying notes to unaudited consolidated financial statements.

Index

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,894	$(25,994)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment charge	--	26,957
Earnings on cash surrender value of life insurance	(61)	(65)
Deferred tax expense (benefit)	257	(235)
Provision for loan losses	--	3,452
Depreciation and amortization	393	365
Net premium amortization on held-to-maturity securities	328	5
Net (discount accretion) premium amortization on available-for-sale securities	(78)	326
Core deposit intangible amortization	172	207
Gain on sale of securities available-for-sale	--	(2,068)
Gain on the sale of SBA loans and loans held-for-sale	(616)	(206)
Originations of loans held-for-sale	(1,396)	(10,925)
Proceeds from the sale of loans held-for-sale	1,413	10,070
Decrease (increase) in accrued interest receivable	563	(98)
Decrease (increase) in other assets	2,193	(3,094)
(Decrease) increase in accrued expenses and other liabilities	(676)	332
Net cash provided by (used in) operating activities	4,386	(971)

Cash flows from investing activities:
Maturities and paydowns on investment securities held-to-maturity	2,516	4,207
Maturities and paydowns on investment securities available-for-sale	52,204	53,316
Proceeds from sale of investment securities available-for-sale	--	78,232
Purchase of investment securities available-for-sale	(64,060)	(166,431)
Purchase of investment securities held-to-maturity	(31,404)	--
Investment securities purchased not settled	3,535	--
Net decrease (increase) in loans	16,552	(14,521)
Purchases of premises and equipment	(182)	(158)
Net cash used in investment activities	(20,839)	(45,355)

Cash flows from financing activities:
Proceeds from stock options exercised	390	362
Net increase (decrease) in non-interest bearing deposits	9,452	(967)
Net (decrease) increase in interest bearing deposits	(12,598)	26,878
Net increase in other borrowings	6,577	11,705
Net (decrease) increase in Federal Home Loan Bank advances	(10,000)	12,394
Repayment of Federal Home Loan Bank advances	(37)	(35)
Cash dividend paid on preferred stock	(282)	(223)
Purchase of outstanding stock; placed in treasury	(234)	--
Net cash (used in) provided by financing activities	(6,732)	50,114

(Decrease) increase in cash and cash equivalents	(23,185)	3,788

Cash and cash equivalents at beginning of period	78,315	9,767
Cash and cash equivalents at end of period	$55,130	$13,555

Supplementary cash flow information:
Interest paid	$2,693	$4,485
Income taxes	$836	$1,082

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations that may be expected for all of 2010.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2010, for items that should potentially be recognized or disclosed in the accompanying interim unaudited consolidated financial statements and has determined that no such items were required to be recognized or disclosed.

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.  These reclassifications had no effect on results of operations.

Note 2.  Restrictions on Cash and Amounts Due From Banks

Central Jersey Bank, N.A. is required to maintain average balances on hand or with the Federal Reserve Bank of New York. At June 30, 2010 and December 31, 2009, these reserve balances amounted to $1.5 million and $276,000, respectively.

Note 3.  Earnings Per Common Share

The following tables reconcile shares outstanding for basic and diluted earnings per common share for the three and six months ended June 30, 2010 and 2009:

Index

	Three months ended June 30, 2010
(amounts in thousands, except for per share data)	Income (numerator)	Average shares (denominator)	Per share amount

Basic earnings per common share
Net income available to common shareholders	$968	9,292	$0.10
Effect of dilutive securities:
Stock options	--	164	--
Diluted earnings per common share
Net income available to common shareholders, plus
assumed exercise of options and warrants	$968	9,456	$0.10

	Six months ended June 30, 2010
(amounts in thousands, except for per share data)	Income (numerator)	Average shares (denominator)	Per share amount

Basic earnings per common share
Net income available to common shareholders	$1,522	9,275	$0.16
Effect of dilutive securities:
Stock options	--	135	--
Diluted earnings per common share
Net income available to common shareholders, plus
assumed exercise of options and warrants	$1,522	9,410	$0.16

Basic and diluted net income per common share for the three and six months ended June 30, 2010 were calculated by dividing the net income available to common shareholders (which is equal to net income less dividends on preferred stock) of $968,000 and $1.5 million, respectively, by the weighted average number of shares outstanding of 9,292,298 and 9,274,734, respectively (as to the basic net income per common share determination), and 9,455,593 and 9,409,712, respectively (as to the diluted net income per common share determination). For the three and six months ended June 30, 2010, 243,255 antidilutive stock options were excluded from the earnings per common share calculation.

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

Index

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

Basic and diluted net loss per common share for the three and six months ended June 30, 2009 was calculated by dividing the net loss available to common shareholders of $26.5 million and $26.4 million, respectively, by the weighted average number of common shares outstanding of 9,087,287 and 9,053,082, respectively (as to the basic net loss per common share determination), and 9,336,643 and 9,323,108, respectively (as to the diluted net loss per common share determination). Antidilutive stock options for the three and six months ended June 30, 2009 were 249,356 and 270,026, respectively; however, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share”, due to the Company reporting a net loss for the three and six months ended June 30, 2009, including potential common shares in the denominator of a diluted per-share computation would have resulted in an antidilutive per-share amount.

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

There were no new employee or director stock option grants during the three or six months ended June 30, 2010 and 2009.

Stock Appreciation Rights

On January 31, 2006, the Company granted under its 2005 Equity Incentive Plan, 173,644 Stock Appreciation Rights (“SARS”) (98,398 were granted to employees and 75,246 were granted to directors), each with an exercise price of $9.40.  These SARS can only be settled in cash.  As of February 1, 2010, all SARS were fully vested, as they vested over a four year period and are to expire February 1, 2016.  The fair value of all SARS granted is estimated on a quarterly basis using the Black-Scholes option pricing model.  Depending on the fair value of the stock each quarter, the Company may record a share based payment expense related to the granting of the SARS.    For the three and six months ended June 30, 2010, $389,000

Index

in accrued expense related to the granting of stock appreciation rights in 2006 was reversed.

Stock Option Plans

In 2000, the Company established its Employee and Director Stock Option Plan (the “Plan”).  The Plan currently provides for the granting of stock options to purchase in aggregate up to 1,263,197 shares of the Company’s common stock, subject to adjustment for certain dilutive events such as stock distributions.  During the six months ended June 30, 2010, no options were granted under the Plan.  As a result of the January 1, 2005 combination with Allaire Community Bank, all outstanding options granted under the Plan became fully vested.  Due to the pending merger with Kearny Financial Corp. (“Kearny”), the Company does not anticipate granting any additional stock options under the Plan or any of the Allaire Community Bank stock option plans assumed by the Company.

As of and immediately prior to the effective time of the pending merger with Kearny, each stock option granted by the Company under the Company’s stock option plans shall be canceled in exchange for, if applicable, a cash payment equal to the positive difference between $7.50 and the exercise or base price of such stock option, multiplied by the number of shares that may be purchased pursuant to such stock option.

A summary of the status of the Company’s stock options as of and for the six months ended June 30, 2010 is presented below:

	As of and for the six months ended June 30, 2010
	Shares	Weighted average exercise price
Outstanding at beginning of year	1,023,442	$5.29

Granted	--	--

Forfeited	--	--

Exercised	155,445	3.07

Outstanding at period end	867,997	$5.41

Options exercisable at period end	867,997	$5.41

Weighted average fair value of options granted		n/a

Index
Note 4.  Loans Receivable, Net

Loans receivable, net at June 30, 2010 and December 31, 2009, consisted of the following (in thousands):

Loan Type	June 30, 2010	December 31, 2009

Real estate loans – commercial	$223,789	$229,295
Home equity and second mortgages	65,381	65,116
Commercial and industrial loans	39,692	46,160
Construction loans	28,484	33,673
1-4 family real estate loans	3,383	2,876
Consumer loans	1,273	1,475
Total loans	362,002	378,595

Net deferred costs	453	492
Less: allowance for loan losses	8,934	9,613
Loans receivable, net	$353,521	$369,474

A substantial portion of the Company’s loans are secured by real estate and made to borrowers located in New Jersey, primarily in Monmouth and Ocean Counties.  Accordingly, as with most financial institutions in the Company’s market area, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the market area.

Activity in the allowance for loan losses (sometimes referred to herein as “ALL”) for the six months ended June 30, 2010 is summarized as follows (dollars in thousands):

Six months ended June 30, 2010
Balance, beginning of year	$9,613
Provision charged to expense	--
Charge-offs	(730)
Recoveries	51
Balance, end of year	$8,934
Ratio of ALL to total loans	2.46%

Impaired Loans

When necessary, the Company performs individual loan reviews in accordance with FASB ASC Topic 310, “Receivables,” to determine whether any individually reviewed loans are impaired and, if impaired, measures a valuation allowance allocation in accordance with FASB ASC Topic 310.  A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms.  The Company considers loans on non-accrual status or risk rated “8” or higher as impaired and automatically subject to a FASB ASC Topic 310 review.  In addition, any other loan that management considers possibly impaired due to deteriorating conditions or for any other reasons, is, at management’s discretion, subject to a FASB ASC Topic 310 review.

At June 30, 2010, the Company had impaired loans totaling $18.5 million, as compared to $23.2 million at December 31, 2009.  The decrease in impaired loans was due primarily to the charge-off of $730,000 in impaired loans during the six months ended June 30, 2010 and the migration one construction loan, with a balance of $3.5 million, to the general reserve pool as a result of obtaining additional collateral and a

Index

material principal pay down.  The impaired loans which were charged-off were considered permanently impaired and were evaluated and charged-off in accordance with FASB ASC Topic 310.  At June 30, 2010, specific reserves for impaired loans totaled $3.5 million, as compared to $4.1 million at December 31, 2009.

The Company’s policy for interest income recognition on non-accrual loans is to recognize income on currently performing restructured loans under the accrual method.  The Company recognizes income on non-accrual loans under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, the Company does not recognize income.  There was no income recognized on non-accrual loans during the three or six months ended June 30, 2010.  Total cash collected on non-accrual loans during the three and six months ended June 30, 2010 was $44,000 and $85,000, respectively, as compared to $45,000 and $84,000, respectively, for the same periods in 2009, all of which was credited to the principal balances outstanding.

If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $133,000 and $189,000, respectively, for the three and six months ended June 30, 2010, as compared to $194,000 and $252,000, respectively, for the same periods in 2009.  At June 30, 2010, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status.

Impaired loans as of June 30, 2010 and December 31, 2009 are summarized as follows (dollars in thousands):

	June 30, 2010	December 31, 2009
Balance of impaired loans with no allowance allocation	$4,278	$4,035
Balance of impaired loans with an allocated allowance	14,228	19,140

Total recorded investment in impaired loans	$18,506	$23,175

Amount of the allowance allocated to impaired loans	$3,497	$4,085

Average balance of impaired loans	$21,799	$21,538

Index

Note 5.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities held-to-maturity and securities available-for-sale at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held-to-maturity:
Obligations of U.S. Government
sponsored agencies	$25,089	$164	$--	$25,253

Mortgage-backed securities of U.S. Government
sponsored agencies	10,688	409	--	11,097
Total	$35,777	$573	$--	$36,350
Investment securities available-for-sale:
Obligations of U.S. Government
sponsored agencies	$18,804	$457	$--	$19,261
Municipal obligations	62,628	112	25	62,715
Mortgage-backed securities of U.S. Government
sponsored agencies	24,088	1,819	--	25,907
Other debt securities	1,738	--	--	1,738
Total	$107,258	$2,388	$25	$109,621

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held-to-maturity:
Mortgage-backed securities of U.S. Government
sponsored agencies	$7,217	$245	$--	$7,462
Total	$7,217	$245	$--	$7,462
Investment securities available-for-sale:
Obligations of U.S. Government
sponsored agencies	$14,996	$140	$8	$15,128
Municipal obligations	48,222	130	71	48,281
Mortgage-backed securities of U.S. Government
sponsored agencies	29,198	1,432	--	30,630
Other debt securities	2,908	--	--	2,908
Total	$95,324	$1,702	$79	$96,947

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

Index
The amortized cost and fair value of investment securities held-to-maturity and investment securities available-for-sale at June 30, 2010 by contractual maturity are shown below (in thousands).  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair value
Investment securities held-to-maturity:
Due in one year or less	$514	$520
Due after one year through fifth year	21,179	21,340
Due after fifth year through tenth year	1,817	1,943
Due after tenth year	12,267	12,547
Total	$35,777	$36,350
Investment securities available-for-sale:
Due in one year or less	$51,518	$51,542
Due after one year through fifth year	20,631	20,778
Due after fifth year through tenth year	17,864	18,943
Due after tenth year	17,245	18,358
Total	$107,258	$109,621

FASB recently issued accounting guidance related to the recognition and presentation of other-than-temporary impairment, which the Company adopted effective June 30, 2009 (“Pending Content” of FASB ASC Topic 320-10).  This recent accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities.  The recent guidance replaced the “intent and ability” indication in former guidance by specifying that if (a) a company does not have the intent to sell a debt security prior to recovery and, (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.

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

During the six months ended June 30, 2010, there were no sales of investment securities available-for-sale, as compared to sales generating $78.2 million in proceeds during the six months ended June 30, 2009, which resulted in $2.1 million in gains on securities available-for-sale during such period.

At June 30, 2010 and December 31, 2009, there were $107.9 million and $76.5 million, respectively, of investment securities pledged as collateral for short term borrowings, to secure public funds or for any other purposes required by law.

Index

Gross unrealized losses on investment securities available-for-sale and their fair values, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009, were as follows (in thousands):

	June 30, 2010
Investment securities	Less than 12 months		12 months or more		Total
	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
Municipal obligations	$9	$16,181	$16	$3,365	$25	$19,546
Total	$9	$16,181	$16	$3,365	$25	$19,546

	December 31, 2009
Investment securities	Less than 12 months		12 months or more		Total
	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
Municipal obligations	$71	$7,652	$--	$--	$71	$7,652
Obligations of U.S. Government sponsored agencies	8	4,992	--	--	8	4,992
Total	$79	$12,644	$--	$--	$79	$12,644

Management does not believe that any of the individual unrealized losses represent an other-than-temporary impairment.  The Company does not intend to sell any of its investment securities and it is not more likely than not that the Company will be required to sell its investment securities, therefore, no other-than-temporary impairment is required.  As of June 30, 2010, there were ten municipal obligations and no obligations of U.S. Government sponsored agencies in unrealized loss positions compared to twelve municipal obligations and one obligation of U.S. Government sponsored agencies in unrealized loss positions as of December 31, 2009.

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

The following table represents the balance of other real estate owned at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Other real estate owned	$1,071	$1,055

At December 31, 2009, two loans totaling $1.1 million were transferred to other real estate owned and recorded at their initial fair value less cost to sell, impacting the Company’s provision for loan losses by $245,000  At June 30, 2010, there was no decline in the fair value of the properties from December 31, 2009, and, therefore, no related charges to the carrying balance were required.  The other real estate owned balance increased for the six months ended June 30, 2010, due to $41,000 paid to obtain a first lien position on one of the properties, which was offset by a $25,000 principal pay down.

Index

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

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The contract or notional amount of financial instruments which represent credit risk at June 30, 2010 and December 31, 2009 is as follows (in thousands):

	June 30, 2010	December 31, 2009
Standby letters of credit	$1,327	$2,140
Outstanding loan and credit line commitments	$59,149	$67,122

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party.  The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as those involved in extending loan facilities to customers.  All of Central Jersey Bank, N.A.’s outstanding standby letters of credit are performance standby letters within the scope of FASB ASC Topic 952, “Franchisors.”  These are irrevocable undertakings by Central Jersey Bank, N.A., as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation.  Most of Central Jersey Bank, N.A.’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The maximum potential future payments Central Jersey Bank, N.A. could be required to make equals the face amount of the letters of credit shown above.  Central Jersey Bank, N.A.’s liability for performance standby letters of credit was immaterial at June 30, 2010 and December 31, 2009.

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

Index

Note 8.  Deposits

The major types of deposits at June 30, 2010 and December 31, 2009 were as follows (in thousands):

Deposit Type	June 30, 2010	December 31, 2009

Demand deposits, non-interest bearing	$89,952	$80,500
Savings, N.O.W. and money market accounts	212,991	226,729
Certificates of deposit of less than $100	68,013	72,089
Certificates of deposit of $100 or more	93,776	88,560

Total	$464,732	$467,878

Note 9.  Borrowings

Borrowed funds at June 30, 2010 and December 31, 2009 are summarized as follows (in thousands):

	June 30, 2010	December 31, 2009
Borrowings	$44,115	$47,575

Borrowings typically include wholesale borrowing arrangements as well as arrangements with deposit customers of Central Jersey Bank, N.A. to sweep funds into short-term borrowings.  At June 30, 2010, borrowings included $33.0 million in bank sweep funds, $5.0 million in Federal Home Loan Bank of New York (“FHLBNY”) callable advances and $6.1 million in FHLBNY fixed rate advances.  At December 31, 2009, borrowings included $26.4 million in bank sweep funds, $15.0 million in FHLBNY callable advances and $6.2 million in FHLBNY fixed rate advances. At June 30, 2010 and December 31, 2009, Central Jersey Bank, N.A. had unused lines of credit with the FHLBNY of $65.6 million and $26.2 million, respectively.

At June 30, 2010, Central Jersey Bank, N.A. had the following outstanding FHLBNY callable advances (in thousands):

Date	Amount	Rate	Term	Call Feature
2/01/2008	$5,000	2.903%	7 year non-call 3 years	One Time

At June 30, 2010, Central Jersey Bank, N.A. had the following outstanding FHLBNY fixed rate advances (in thousands):

Date	Amount	Rate	Term	Maturity
2/01/2008	$5,000	2.380%	5 years	2/01/2013
5/28/2008	1,096	4.940%	13 years	5/28/2021
	$6,096	2.871%

Index

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

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of subordinated debentures from Central Jersey Bancorp.  The subordinated debentures bear a variable interest rate equal to LIBOR plus 285 basis points.  Although the subordinated debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve.  The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp.  At June 30, 2010, $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital.  Central Jersey Bancorp is using the proceeds it received from the subordinated debentures to support the general balance sheet growth of Central Jersey Bancorp and to maintain Central Jersey Bank, N.A.’s required regulatory capital ratios.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards.  Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements.  Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital.  At June 30, 2010, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities.  Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital.  However, in the event that the trust preferred issues do not qualify as Tier I Capital, Central Jersey Bank, N.A. would remain well capitalized.

Note 11.  Income Tax Expense (Benefit)

The Company recorded an income tax expense of $726,000 on income before taxes of $1.9 million for the three months ended June 30, 2010, resulting in an effective tax rate of 38.6%.  The Company recorded an income tax expense of $258,000 on a loss before taxes of $26.5 million for the three months ended June 30, 2009.  Excluding the impact of the goodwill impairment charge, which is non tax-deductible, the Company’s effective tax rate was 28.32% for the three months ended June 30, 2009.  The increase in income tax expense and effective tax rate is due to a lower amount of federal tax-free interest income derived from municipal bond and note obligations.  In addition, $214,000 in merger-related expenses incurred in connection with the pending merger with Kearny are non-deductible for tax purposes.

The Company recorded an income tax expense of $1.0 million on income before taxes of $2.9 million for the six months ended June 30, 2010, resulting in an effective tax rate of 35.1%.  The Company recorded an income tax benefit of ($343,000) on a loss before taxes of $26.3 million for the six months ended June 30, 2009.  Excluding the impact of the goodwill impairment charge, which is non tax-deductible, the Company’s effective tax benefit rate was (55.32%) for the six months ended June 30, 2009.  The 2009 income tax benefit was due to the utilization of capital tax loss carry-forwards which resulted from the 2007 balance sheet restructuring initiative. As a result of the restructuring, a deferred tax valuation allowance was established against deferred tax assets generated from the capital tax loss carry-forwards.  Since $1.1 million of the $1.8 million in gains from the sale of available-for-sale investment securities

Index

recorded during the six months ended June 30, 2009 were realized in CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A., these gains are considered capital gains and are permitted to be offset against the remaining capital tax loss carry-forwards.  The federal income tax benefit was primarily the result of the reversal of the deferred tax valuation allowance which totaled approximately $369,000.

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

The following tables summarize financial assets measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	At June 30, 2010
	Level I	Level II	Level III	Total fair value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored agencies	$--	$19,261	$--	$19,261
Municipal obligations	--	62,715	--	62,715
Mortgage-backed securities of U.S.Government sponsored agencies	--	25,907	--	25,907
Other securities	--	1,738	--	1,738
Total assets measured fair value on a recurring basis	$--	$109,621	$--	$109,621

Index
	At December 31, 2009
	Level I	Level II	Level III	Total fair value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored agencies	$--	$15,128	$--	$15,128
Municipal obligations	--	48,281	--	48,821
Mortgage-backed securities of U.S.Government sponsored agencies	--	30,630	--	30,630
Other securities	--	2,908	--	2,908
Total assets measured fair value on a recurring basis	$--	$96,947	$--	$96,947

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables summarize financial assets measured at fair value on a nonrecurring basis at June 30, 2010 and December 31, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	At June 30, 2010
	Level I	Level II	Level III	Total fair value
Impaired loans	$--	$--	$10,731	$10,731
Servicing rights	--	--	402	402
Total assets measured fair value on a nonrecurring basis	$--	$--	$11,133	$11,133

	At December 31, 2009
	Level I	Level II	Level III	Total fair value
Impaired loans	$--	$--	$15,055	$15,055
Other real estate owned	--	--	1,055	1,055
Servicing rights	--	--	289	289
Total assets measured fair value on a nonrecurring basis	$--	$--	$16,399	$16,399

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009:

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

Index

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

Index

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

Limitations
Fair value estimates were made at June 30, 2010 and December 31, 2009, based upon pertinent market data and relevant information on each financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell the Company’s entire holdings of a particular financial instrument or category thereof at one time. Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments with respect to future loss experience, current economic conditions, risk assessments of various financial instruments involving a myriad of individual borrowers, and other factors.  Given the subjective nature of these estimates, the uncertainties surrounding them and other matters of significant judgment that must be applied, these fair value estimations cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.  Since these fair value approximations were made solely for the financial instruments included in the Consolidated Statements of Financial Condition at June 30, 2010 and December 31, 2009, no attempt was made to estimate the value of anticipated future business or the value of non-financial statement assets or liabilities.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
Financial Assets:
Cash and cash equivalents	$55,130	$55,130	$78,315	$78,315
Investment securities available-for-sale	109,621	109,621	96,947	96,947
Investment securities held-to-maturity	35,777	36,350	7,217	7,462
Loans, net	353,521	353,461	369,474	377,183
Servicing rights	402	402	289	289
Restricted stock	3,127	3,127	3,750	3,750
Accrued interest receivable	1,722	1,722	2,285	2,285

Financial Liabilities:
Deposits	464,732	452,853	467,878	452,193
Borrowings	44,115	44,710	47,575	48,655
Accrued interest payable	159	159	231	231
Subordinated debentures	5,155	1,804	5,155	1,804

Index

Note 13.  New Accounting Standards

FASB ASU 2010-20

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 which requires new disclosures that provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  This update requires that an entity provide disclosures on a disaggregated basis.  This update defines the two levels of disaggregation as portfolio segment and class of financing receivable.  A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses.  Classes of financing receivables generally are a disaggregation of a portfolio segment.  This update also requires an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables.  Enhanced disclosure requirements are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

FASB ASC Topic 810

In October 2009, the FASB issued ASU Topic 810, “Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”   This update amends the ASC for the issuance of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”   The amendments in this update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  This update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Note 14.  Proposed Merger

On May 25, 2010, Central Jersey Bancorp, Central Jersey Bank, N.A., Kearny and Kearny Federal Savings Bank (“Kearny Bank”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Central Jersey Bancorp will merge with a to-be-formed subsidiary of Kearny and thereby become a wholly-owned subsidiary of Kearny.  Immediately thereafter, Central Jersey Bank, N.A. will merge with and into Kearny Bank, and Central Jersey Bank, N.A. will operate as a division of Kearny Bank for at least 18 months after the closing.  The Merger Agreement is subject to approval by the shareholders of Central Jersey Bancorp and applicable banking regulatory authorities.

It is expected that Robert S. Vuono, the current Senior Executive Vice President, Chief Operating Officer and Secretary of Central Jersey Bancorp, will be offered employment with Kearny Bank following the consummation of the merger pursuant to an employment agreement.  In addition, each non-employee director of Central Jersey Bancorp will be invited to become a member of a Central Jersey Community

Index

Advisory Board for Kearny Bank to be formed in connection with the merger and which will remain in place for a minimum of two years following the consummation of the merger.

Certain of the executive officers and all directors of Central Jersey Bancorp have agreed to vote their shares in favor of the approval of the Merger Agreement at the special meeting of the shareholders of Central Jersey Bancorp to vote on the proposed transaction, which is scheduled to be held on September 14, 2010. If the merger is not consummated, under certain circumstances Central Jersey Bancorp has agreed to pay Kearny a termination fee of $2,800,000.  The merger is currently expected to be completed in the fourth calendar quarter of 2010.

For more information regarding the proposed merger, please see Central Jersey Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2010 and the Merger Agreement attached thereto as Exhibit 2.1.

Index

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis is intended to provide information about the Company’s financial condition as of June 30, 2010 and results of operations for the three and six months ended June 30, 2010, and 2009.  The following information should be read in conjunction with the Company’s unaudited consolidated financial statements for the three and six months ended June 30, 2010 and 2009, including the related notes thereto, contained elsewhere in this document.

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

On a quarterly basis, Central Jersey Bank, N.A. evaluates investment securities for other-than-temporary impairment.  For individual investment securities classified as either available-for-sale or held-to-maturity, a determination is made as to whether a decline in fair value below the amortized cost basis is other than temporary.  When an entity does not intend to sell a debt security, and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of the debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.   After evaluation, as of June 30, 2010, Central Jersey Bank, N.A. noted no other-than-temporary impairment issues.

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

Index

The ALL is based upon the Interagency Policy Statement on the Allowance for Loan and Lease Losses issued jointly by the federal banking agencies on December 13, 2006 (OCC Bulletin 2006-47) and management’s evaluation of the adequacy of the allowance, including an assessment of:  (a) known and inherent risks in the loan portfolio; (b) the size and composition of the loan portfolio; (c) actual loan loss experience; (d) the level of delinquencies; (e) the individual loans for which full collectibility may not be assured; (f) the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans; and (g) the current economic and market conditions.  Although management uses the best information available, the level of the ALL remains an estimate that is subject to significant judgment and short-term change.  Various regulatory agencies, as an integral part of their examination process, periodically review Central Jersey Bank, N.A.’s ALL.  Such agencies may require Central Jersey Bank, N.A. to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of Central Jersey Bank, N.A.’s loans are secured by real estate in the state of New Jersey.  Accordingly, the collectibility of a substantial portion of the carrying value of Central Jersey Bank, N.A.’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the central New Jersey area experience an adverse economic climate.  Future adjustments to the ALL may be necessary due to economic, operating, regulatory and other conditions beyond Central Jersey Bank, N.A.’s control.  Management believes that the ALL is adequate as of June 30, 2010.

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

Overview

Central Jersey Bancorp, the parent company of Central Jersey Bank, N.A., reported net income and net income available to common shareholders of $1.2 million and $968,000, respectively, for the three months ended June 30, 2010, as compared to a net loss and a net loss available to common shareholders of $26.3 million and $26.5 million, respectively, for the same period in 2009.  For the six months ended June 30, 2010, Central Jersey Bancorp reported net income and net income available to common shareholders of $1.9 million and $1.5 million, respectively, as compared to a net loss and a net loss available to common shareholders of $26.0 million and $26.4 million, respectively, for the same period in 2009.

The net income available to common shareholders figures take into account $141,250 and $282,500, respectively, in preferred stock dividends paid to the U.S.  Department of the Treasury as part of the Capital Purchase Program (“CPP”) for the three and six months ended June 30, 2010 and 2009, $45,000 in related preferred stock discount accretion for each of the three months ended June 30, 2010 and 2009 and $90,000 and $89,000, respectively, in related preferred stock discount accretion for the six months ended June 30, 2010 and 2009.  The comparative increase in net income for the three and six months ended June 30, 2010 is primarily attributable to the one-time goodwill impairment charge of $27.0 million recorded during the three and six months ended June 30, 2009.  Additionally, there was no loan loss provision recorded for the three and six months ended June 30, 2010, as compared to $316,000 and $3.5 million, respectively, for the same periods in 2009.  There was no required provision for loan losses primarily due to a $16.0 million decrease in gross loan balances from December 31, 2009 and improved asset quality trends.  Basic and diluted earnings per common share were both $0.10 and $0.16, respectively, for the three and six months ended June 30, 2010, as compared to basic and diluted loss per common share of ($2.92) and ($2.91), respectively, for the same periods in 2009.

Total assets of $576.8 million at June 30, 2010 were comprised primarily of $353.5 million in net loans, $145.4 million in investment securities and $55.1 million in cash and cash equivalents, as compared to total assets of $577.7 million at December 31, 2009, which primarily consisted of $369.5 million in net loans, $104.2 million in investment securities and $78.3 million in cash and cash equivalents.  Total assets at June 30, 2010 were funded primarily through deposits totaling $464.7 million and borrowings totaling $44.1 million, as compared to deposits totaling $467.9 million and borrowings totaling $47.6 million at December 31, 2009.

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

Index

For the Three Months Ended June 30, 2010 and 2009

Net Interest Income

Net interest income was $4.8 million for the three months ended June 30, 2010, an increase of $458,000 over the $4.3 million earned for the three months ended June 30, 2009.  Net interest income for the three months ended June 30, 2010 and 2009 was comprised primarily of $5.2 million and $5.0 million, respectively, in interest and fees on loans, $805,000 and $1.4 million, respectively, in interest on investment securities and $97,000 and $104,000, respectively, in interest income on federal funds sold and due from banks, less interest expense on deposits of $1.1 million and $1.9 million, respectively, interest expense on borrowed funds of $141,000 and $247,000, respectively, and interest expense on subordinated debentures of $40,000 and $50,000, respectively.

For the three months ended June 30, 2010, the average yield on interest-earning assets was 4.22%, as compared to 5.87% for the same period in 2009.  The average cost of deposits and interest-bearing liabilities for the three months ended June 30, 2010 was 1.21%, as compared to an average cost of 2.66% for the same period in 2009.  The decrease in the average yield on interest-earning assets for the three months ended June 30, 2010 was primarily due to significantly higher federal funds sold balances at an average yield of 22 basis points and lower reinvestment yields on cash flows derived from maturing and amortizing investment securities.  The decrease in the average cost of deposits and interest-bearing liabilities for the three months ended June 30, 2010 was primarily due to across-the-board reductions in deposit rates, which were reflective of the local banking market.  The average net interest margin for the three months ended June 30, 2010 was 3.49%, as compared to 3.27% for the same period in 2009.  On a linked quarter basis, net interest margin remained consistent at 3.49% for the first and second quarters of 2010.

Provision for Loan Losses

For the three months ended June 30, 2010, there was no provision for loan losses, as compared to $316,000 recorded for the same period in 2009.  There was no required provision for loan losses due primarily to improved asset quality and decreasing loan portfolio balances.  The recorded provision for loan losses for the three months ended June 30, 2009 was due to the credit deterioration of certain commercial loans as a result of the rapid decline of general economic conditions.

Non-Interest Income

Non-interest income, which consists of service charges on deposit accounts, income from bank owned life insurance, gains on the sale of investment securities available-for-sale, and other income, was $1.1 million for the three months ended June 30, 2010, as compared to $894,000 for the same period in 2009.  Of this amount, there were gains from the sale of SBA loans totaling $607,000 for the three months ended June 30, 2010, as compared to no gains for the same period in 2009.  There were no gains on the sale of securities available-for-sale during the three months ended June 30, 2010, as compared to the $279,000 gain for the same period in 2009.

Non-Interest Expense

Non-interest expense was $4.0 million for the three months ended June 30, 2010, as compared to $30.9 million for the same period in 2009.  The significant decrease in non-interest expense is attributable to the one time goodwill impairment charge of $27.0 million taken during the second quarter 2009.  Non-interest expense generally includes costs associated with employee salaries and benefits, occupancy expenses, data processing fees, FDIC insurance premiums, core deposit intangible amortization and other operating expenses.  For the three months ended June 30, 2010, $389,000 in accrued expense related to the granting of SARS in 2006 was reversed.

Index

The table below presents non-interest expense, excluding the $27.0 million non-cash goodwill impairment charge, by major category, for the three months ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,
Non-Interest Expense	2010	2009
Salaries and employee benefits	$1,670	$1,873
Net occupancy expenses	536	467
Outside service fees	257	177
Data processing fees	255	232
FDIC deposit insurance premiums	193	360
Other professional services	173	39
Legal fees	146	39
Premises and equipment depreciation	136	122
Core deposit intangible amortization	86	103
Advertising and marketing expenses	78	57
Printing, stationery and supplies	39	50
Audit and tax fees	--	75
Other operating expenses	407	399
Total	$3,976	$3,993

Income Tax Expense

The Company recorded an income tax expense of $726,000 on income before taxes of $1.9 million for the three months ended June 30, 2010, resulting in an effective tax rate of 38.6%.  The Company recorded an income tax expense of $258,000 on a loss before taxes of $26.5 million for the three months ended June 30, 2009.  Excluding the impact of the goodwill impairment charge, which is non tax-deductible, the Company’s effective tax rate was 28.32% for the three months ended June 30, 2009.  The increase in income tax expense and effective tax rate is due to a lower amount of federal tax-free interest income derived from municipal bond and note obligations.  In addition, $214,000 in merger-related expenses incurred in connection with the pending merger with Kearny are non-deductible for tax purposes.

For the Six Months Ended June 30, 2010 and 2009

Net Interest Income

Net interest income was $9.5 million for the six months ended June 30, 2010, an increase of $417,000 over the $9.1 million earned for the six months ended June 30, 2009.  Net interest income for the six months ended June 30, 2010 and 2009 was comprised primarily of $10.4 million and $10.0 million, respectively, in interest and fees on loans, $1.6 million and $3.4 million, respectively, in interest on investment securities and $153,000 and $137,000, respectively, in interest income on federal funds sold and due from banks, less interest expense on deposits of $2.3 million and $3.9 million, respectively, interest expense on borrowed funds of $293,000 and $494,000, respectively, and interest expense on subordinated debentures of $79,000 and $107,000, respectively.

For the six months ended June 30, 2010, 2010, the average yield on interest-earning assets was 4.40%, as compared to 4.94% for the same period in 2009.  The average cost of deposits and interest-bearing liabilities for the six months ended June 30, 2010 was 1.14%, as compared to an average cost of 2.01% for the same period in 2009.  The decrease in the average yield on interest-earning assets for the six months ended June 30, 2010 was primarily due to significantly higher federal funds sold balances at an average yield of 22 basis points and lower reinvestment yields on cash flows derived from maturing and amortizing investment securities.  The decrease in the average cost of deposits and interest-bearing liabilities for the six months ended June 30, 2010 was primarily due to across-the-board reductions in deposit rates, which were

Index

reflective of the local banking market.  The average net interest margin for the six months ended June 30, 2010 was 3.49%, as compared to 3.36% for the same period in 2009.

Provision for Loan Losses

For the six months ended June 30, 2010, there was no provision for loan losses, as compared to $3.5 million recorded for the same period in 2009.  There was no required provision for loan losses due primarily to improved asset quality and decreasing loan portfolio balances.  The recorded provision for loan losses for the six months ended June 30, 2009 was due to the credit deterioration of certain commercial loans as a result of the rapid decline of general economic conditions.

Non-Interest Income

Non-interest income, which consists of service charges on deposit accounts, income from bank owned life insurance, gains on the sale of investment securities available-for-sale, and other income, was $1.5 million for the six months ended June 30, 2010, as compared to $3.1 million for the same period in 2009.  Of this amount, there were gains from the sale of SBA loans totaling $599,000 for the six months ended June 30, 2010, as compared to no gains for the same period in 2009.  There were no gains on the sale of securities available-for-sale during the six months ended June 30, 2010, as compared to the $2.1 million gain for the same period in 2009.

Non-Interest Expense

Non-interest expense was $8.0 million for the six months ended June 30, 2010, as compared to $35.0 million, for the same periods in 2009.  This significant decrease in non-interest expense is attributable to the one time goodwill impairment charge of $27.0 million taken during the second quarter 2009.  Non-interest expense generally includes costs associated with employee salaries and benefits, occupancy expenses, data processing fees, FDIC insurance premiums, core deposit intangible amortization and other operating expenses.  For the six months ended June 30, 2010, $389,000 in accrued expense related to the granting of stock appreciation rights in 2006 was reversed.

The table below presents non-interest expense, excluding the $27.0 million non-cash goodwill impairment charge, by major category, for the six months ended June 30, 2010 and 2009 (in thousands):

	Six months ended June 30,
Non-Interest Expense	2010	2009
Salaries and employee benefits	$3,642	$3,811
Net occupancy expenses	1,074	1,050
Outside service fees	516	380
Data processing fees	514	465
FDIC deposit insurance premiums	395	431
Premises and equipment depreciation	268	246
Legal fees	207	190
Other professional services	193	78
Core deposit intangible amortization	172	207
Advertising and marketing expenses	129	116
Printing, stationery and supplies	84	112
Audit and tax fees	75	203
Other operating expenses	739	748
Total	$8,008	$8,037

Index

Income Tax Expense (Benefit)

The Company recorded an income tax expense of $1.0 million on income before taxes of $2.9 million for the six months ended June 30, 2010, resulting in an effective tax rate of 35.1%.  The Company recorded an income tax benefit of ($343,000) on a loss before taxes of $26.3 million for the six months ended June 30, 2009.  Excluding the impact of the goodwill impairment charge, which is non tax-deductible, the Company’s effective tax benefit rate was (55.32%) for the six months ended June 30, 2009.  The 2009 income tax benefit was due to the utilization of capital tax loss carry-forwards which resulted from the 2007 balance sheet restructuring initiative. As a result of the restructuring, a deferred tax valuation allowance was established against deferred tax assets generated from the capital tax loss carry-forwards.  Since $1.1 million of the $1.8 million in gains from the sale of available-for-sale investment securities recorded during the six months ended June 30, 2009 were realized in CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A., these gains are considered capital gains and are permitted to be offset against the remaining capital tax loss carry-forwards.  The federal income tax benefit was primarily the result of the reversal of the deferred tax valuation allowance which totaled approximately $369,000.

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents were $55.1 million at June 30, 2010, a decrease of $23.2 million from the December 31, 2009 total of $78.3 million. The decrease in liquidity is due primarily to the timing of cash flows related to Central Jersey Bank, N.A.’s business activities and the purchase of investment securities during the three and six months ended June 30, 2010.

Investment Portfolio

Investment securities totaled $145.4 million at June 30, 2010, an increase of $41.2 million, or 39.6%, over the December 31, 2009 total of $104.2 million.  The increase was primarily due to the purchase of $25.9 million of government-sponsored agency securities held-to-maturity, $5.5 million of mortgage-backed securities held-to-maturity, $15.0 million of government-sponsored agency securities available-for-sale, and $49.1 million of municipal bond and note obligations.  These purchases were partly offset by maturities and calls of $10.9 million of government-sponsored agency securities available-for-sale, $35.7 million of municipal bond and note obligations and principal paydowns of $8.4 million for the six months ended June 30, 2010.  In addition, at June 30, 2010, the net change of the unrealized gain on available-for-sale securities increased by $740,000 from $1.6 million on December 31, 2009 to $2.4 million on June 30, 2010.

Loan Portfolio

Loans, net of the allowance for loan losses, totaled $353.5 million at June 30, 2010, a decrease of $16.0 million, or 4.3%, from the $369.5 million balance at December 31, 2009.  Gross loans totaled $362.5 million at June 30, 2010, a decrease of $16.6 million, or 4.4%, from the $379.1 million balance at December 31, 2009.  The decrease in loan balances was due primarily to principal pay downs of commercial real estate loans, consumer home equity loans and lines of credit during the period.  Organic balance sheet growth remains challenging as incremental loan volume is somewhat constrained by lack of demand caused by overall sluggish economic activity.

Loan portfolio composition remained fairly consistent at June 30, 2010, with gross commercial loans totaling $291.9 million, or 80.60%, of total gross loans outstanding at June 30, 2010, as compared to $309.1 million, or 81.5%, at December 31, 2009.

Index

Criticized/classified assets as of June 30, 2010 and December 31, 2009 are summarized as follows (in thousands):

	2010	2009
Special Mention	$12,403	$11,770
Substandard	20,591	23,306
Doubtful	138	5,052
Loss	--	109
Total criticized/classified assets	$33,132	$40,237

The total balance of criticized/classified assets at June 30, 2010 and December 31, 2009 totaled $33.1 million and $40.2 million, respectively. The $7.1 million decrease was representative of the changes in the risk profile of the loan portfolio.  Loans which were risk rated “special mention” were $12.4 million at June 30, 2010, an increase of $633,000 from the $11.8 million total at December 31, 2009.  Loans which were risk rated “substandard” were $20.6 million at June 30, 2010, a decrease of $2.7 million from the $23.3 million total at December 31, 2009.  Loans which were risk rated “doubtful” were $138,000 at June 30, 2010, a $4.9 million decrease from the $5.0 million total at December 31, 2009. There were no loans risk rated “loss” at June 30, 2010, compared to $109,000 at December 31, 2009.  A majority of the risk rating changes occurred in the commercial mortgage loan portfolio.

Non-Performing Loans

A loan is considered to be non-performing if it (1) is on a non-accrual basis, (2) is past due 90 days or more and still accruing interest, or (3) has been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial position of the borrower.  A loan, which is past due 90 days or more and still accruing interest, remains on accrual status only where it is both adequately secured as to principal and is in the process of collection.  Central Jersey Bank, N.A. had non-performing loans totaling $8.7 million and $8.6 at June 30, 2010 and December 31, 2009, respectively.  Additionally, Central Jersey Bank, N.A. had $1.1 million in other real estate owned (“OREO”) properties as of June 30, 2010 and December 31, 2009.  At June 30, 2010, there were no commitments to lend additional funds to borrowers whose loans are on non-accrual.

Central Jersey Bancorp’s policy for interest income recognition on non-accrual loans is to recognize income on currently performing restructured loans under the accrual method.  Central Jersey Bancorp recognizes income on non-accrual loans under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to Central Jersey Bancorp.  If these factors do not exist, Central Jersey Bancorp does not recognize income.  There was no income recognized on non-accrual loans during the three or six months ended June 30, 2010.  Total cash collected on non-accrual loans during the three and six months ended June 30, 2010 was $44,000 and $85,000, respectively, as compared to $45,000 and $84,000, respectively, for the same periods in 2009, all of which was credited to the principal balances outstanding.

If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $133,000 and $189,000, respectively, for the three and six months ended June 30, 2010, as compared to $194,000 and $252,000, respectively, for the same periods in 2009.  At June 30, 2010, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status.

Impaired Loans

When necessary, Central Jersey Bank, N.A. performs individual loan reviews in accordance with FASB ASC Topic 310 to determine whether any individually reviewed loans are impaired and, if impaired, measures a valuation allowance allocation in accordance with FASB ASC Topic 310.  A loan is

Index

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

At June 30, 2010, Central Jersey Bancorp had impaired loans totaling $18.5 million, as compared to $23.2 million at December 31, 2009.  The decrease in impaired loans was due primarily to the charge-off of $730,000 in impaired loans during the six months ended June 30, 2010 and the migration one construction loan, with a balance of $3.5 million, to the FAS 5 pool as a result of obtaining additional collateral and a material principal pay down.  These impaired loans which were charged-off were considered permanently impaired and were evaluated and charged-off in accordance with FASB ASC Topic 310.  At June 30, 2010, specific reserves for impaired loans totaled $3.5 million, as compared to $4.1 million at December 31, 2009.

Central Jersey Bank, N.A.
Asset and Delinquency Trends
(in thousands)
					Change 12/31/09-6/30/10		Change 3/31/10-6/30/10
CATEGORY	12/31/2008	12/31/2009	3/31/2010	6/30/2010	$	%	$	%

30-89 Day	$5,963	$6,912	$7,008	$3,857	$(3,055)	-44.20%	$(3,151)	-44.96%
90 Days +	$855	$775	$-	$-	$(775)	-100.00%	$-	0.00%
Total Delinquencies	$6,818	$7,687	$7,008	$3,857	$(3,830)	-49.82%	$(3,151)	-44.96%

Non-Accrual Loans	$2,545	$7,868	$8,088	$8,704	$836	10.63%	$616	7.62%

Non-Performing Loans (90+; Non-Accrual)	$3,400	$8,643	$8,088	$8,704	$61	0.71%	$616	7.62%
OREO	$-	$1,055	$1,055	$1,071	$16	1.52%	$16	1.52%
Total Non-Performing Loans and OREO	$3,400	$9,698	$9,143	$9,775	$77	0.79%	$632	6.91%

Total Delinquencies, Non-Accrual and OREO	$9,363	$16,610	$16,151	$13,632	$(2,978)	-17.93%	$(2,519)	-15.60%

Criticized Loans	$21,343	$11,770	$8,213	$12,403	$633	5.38%	$4,190	51.02%
Classified Loans	$2,956	$28,467	$24,366	$20,729	$(7,738)	-27.18%	$(3,637)	-14.93%
Total Criticized/Classified Loans	$24,299	$40,237	$32,579	$33,132	$(7,105)	-17.66%	$553	1.70%

ALL	$4,741	$9,613	$9,300	$8,934	$(679)	-7.06%	$(366)	-3.94%
Total Loans	$360,998	$379,087	$370,530	$362,455	$(16,632)	-4.39%	$(8,075)	-2.18%
Total Assets	$599,385	$577,658	$571,295	$576,846	$(812)	-0.14%	$5,551	0.97%
Tier 1 Capital (bank) *	$46,615	$45,801	$56,508	$58,500	$12,699	27.73%	$1,992	3.53%
Net $ Recoveries (Charge-offs) (quarter)	$1	$(769)	$(313)	$(365)	$404	-52.54%	$(52)	16.61%

Total Delinquencies / Total Loans	1.89%	2.03%	1.89%	1.06%
Total Non-Accrual Loans / Total Loans	0.70%	2.08%	2.18%	2.40%
Total Delinquencies + NA Loans / Total Loans	2.59%	4.10%	4.07%	3.47%
ALL / Total Loans	1.31%	2.54%	2.51%	2.46%
ALL / Non-Performing Loans	139.4%	111.2%	115.0%	102.6%
ALL / Non-Performing Loans and OREO	139.4%	99.1%	101.7%	91.4%
Non-Performing Loans / Total Loans	0.9%	2.3%	2.2%	2.4%
Non-Performing Loans and OREO / Total Assets	0.6%	1.7%	1.6%	1.7%
Criticized Loans/ Total Loans	5.9%	3.1%	2.2%	3.4%
Classified Loans/ Total Loans	0.8%	7.5%	6.6%	5.7%
Criticized + Classified Loans / Total Loans	6.7%	10.6%	8.8%	9.1%
Criticized Loans / Tier 1 Capital + ALL	41.6%	21.2%	12.5%	18.4%
Classified Loans / Tier 1 Capital + ALL	5.8%	51.4%	37.0%	30.7%
Criticized + Classified Loans / Tier 1 Capital + ALL	47.3%	72.6%	49.5%	49.1%
Net $ Recoveries (Charge-off's) / Total Loans	0.00%	-0.20%	-0.08%	-0.10%

* $11.3 million of CPP capital is included in Tier 1 Capital at the bank level beginning with the three-months ended March 31, 2010.

Asset Quality

•
Asset quality trends continued to improve in most areas as delinquencies, which totaled $3.9 million at June 30, 2010, decreased by $3.2 million, or 45.0%, on a linked quarter basis, from the $7.0 million total reported at March 31, 2010.  The decrease was due primarily to one $2.8 million commercial loan which was formerly delinquent and brought current by quarter end.  Delinquencies have

Index

decreased from the December 31, 2009 total of $7.7 million by $3.8 million at June 30, 2010, or 49.8%. From the highpoint of $13.2 million at September 30, 2009, total delinquencies have decreased by $9.3 million, or 70.5%, as of June 30, 2010.

•
Non-accrual loans increased by $616,000, or 6.9%, on a linked quarter basis, from $8.1 million at March 31, 2010 to $8.7 million at June 30, 2010.  The increase was primarily due to the addition of two loans totaling $948,000 to non-accrual status, which were partly offset by loan charge-offs.  Non-accrual loans have increased from the December 31, 2009 total of $7.9 million by $836,000 at June 30, 2010, or 10.1%, and slightly exceed the previous period end high of $8.5 million at June 30, 2009.

•
The aggregate of total delinquencies, non-accrual loans, and OREO decreased by $2.5 million, or 15.6%, on a linked quarter basis, from $16.2 million at March 31, 2010 to $13.6 million at June 30, 2010.  The aggregate of total delinquencies, non-accrual loans, and OREO decreased by $3.0 million, or 17.9%, from $16.6 million at December 31, 2009.  From the highpoint of $21.6 million at September 30, 2009, the aggregate of total delinquencies, non-accrual loans, and OREO have decreased by $8.0 million, or 37.0%, as of June 30, 2010.

•
Total criticized/classified loans increased by $553,000, or 1.70%, on a linked quarter basis, from $32.6 million at March 31, 2010 to $33.1 million at June 30, 2010.  The increase was due primarily to two large credits which experienced risk rating downgrades.  These downgrades were partly mitigated by certain commercial loan risk rating upgrades totaling $3.8 million.  Total criticized/classified loans decreased by $7.1 million, or 17.7%, from $40.2 million at December 31, 2009 to $33.1 million at June 30, 2010.  From the highpoint of $41.9 million at September 30, 2009, total criticized/classified loans have decreased by $8.8 million, or 21.0%, as of June 30, 2010.

Allowance for Loan Losses and Related Provision for Loan Loss

The allowance for loan losses, which began the year 2010 at $9.6 million, or 2.54% of total loans, decreased to $8.9 million at June 30, 2010, or 2.46% of total loans.  The $678,000 decrease is due primarily to loan charge-offs totaling $730,000, which were partially mitigated by recoveries totaling $52,000.

Activity in the ALL for the six months ended June 30, 2010 is summarized as follows (dollars in thousands):

Three months ended June 30, 2010
Balance, beginning of year	$9,613
Provision charged to expense	--
Charge-offs	(730)
Recoveries	51
Balance, end of year	$8,934
Ratio of ALL to total loans	2.46%

For the six months ended June 30, 2010, there was no provision for loan losses, as compared to $3.5 million for the same period in 2009.  There was no required provision for loan losses due primarily to improved asset quality and decreasing loan portfolio balances.  The recorded provision for loan losses for the six months ended June 30, 2009 was due to the credit deterioration of certain commercial loans as a result of the rapid decline of general economic conditions.

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

Index

allowance are included in net expenses from other non-interest expenses.

The following table represents the balance of OREO at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
OREO	$1,071	$1,055

At December 31, 2009, two loans totaling $1.1 million were transferred to OREO and recorded at their initial fair value less cost to sell, impacting the Company’s provision for loan losses by $245,000.  At June 30, 2010, there was no decline in the fair value of the properties from December 31, 2009, and, therefore, no related charges to the carrying balance were required.  The OREO balance increased for the six months ended June 30, 2010, due to $41,000 paid to obtain a first lien position on one of the properties, which was offset by a $25,000 principal pay down.

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

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The contract or notional amount of financial instruments which represent credit risk at June 30, 2010 and December 31, 2009 is as follows (in thousands):

	June 30, 2010	December 31, 2009
Standby letters of credit	$1,327	$2,140
Outstanding loan and credit line commitments	$59,149	$67,122

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party.  The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers.  All of Central Jersey Bank, N.A.’s outstanding standby letters of credit are performance standby letters within the scope of FASB ASC Topic 952.  These are irrevocable undertakings by Central Jersey Bank, N.A., as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation.  Most of Central Jersey Bank, N.A.’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The maximum potential future payments Central Jersey Bank, N.A. could be required to make equals the face amount of the letters of credit shown above.  Central Jersey Bank, N.A.’s liability for performance standby letters of credit was immaterial at June 30, 2010 and December 31, 2009.

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

Index

extension of credit is based upon management’s credit evaluation of the customer.  Various types of collateral may be held, including property and marketable securities.  The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.

Deposits

One of Central Jersey Bank, N.A.’s primary strategies is the accumulation and retention of core deposits.  Core deposits are defined as all deposits with the exception of certificates of deposits in excess of $100,000.  Deposits, at June 30, 2010, totaled $464.7 million, a decrease of $3.1 million, or less than 1%, from the December 31, 2009 total of $467.9 million.  The decrease in deposit balances was reflective of decreases in public fund deposits.

Borrowings

Borrowings were $44.1 million at June 30, 2010, as compared to $47.6 million at December 31, 2009, a decrease of $3.5 million, or 7.3%.  The decrease was primarily due to a decrease in overnight borrowings of $10.0 million offset by growth in the sweep account for business customers of $6.5 million.   Borrowings typically include wholesale borrowing arrangements as well as arrangements with deposit customers of Central Jersey Bank, N.A. to sweep funds into short-term borrowings.  At June 30, 2010, borrowings included $33.0 million in bank sweep funds, $5.0 million in FHLBNY callable advances and $6.1 million in FHLBNY fixed rate advances.  At December 31, 2009, borrowings included $26.4 million in bank sweep funds, $15.0 million in FHLBNY callable advances and $6.2 million in FHLBNY fixed rate advances. At June 30, 2010 and December 31, 2009, Central Jersey Bank, N.A. had unused lines of credit with the FHLBNY of $65.6 million and $26.2 million, respectively.

Liquidity and Capital Resources

Liquidity defines the ability of Central Jersey Bank, N.A. to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis.  An important component of a bank’s asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements.  The liquidity needs of Central Jersey Bank, N.A. have been primarily met by cash on hand, loan and investment amortizations and borrowings.  Central Jersey Bank, N.A. invests funds not needed for operations (excess liquidity) primarily in daily federal funds sold.  During the six months ended June 30, 2010, Central Jersey Bank, N.A. continued to maintain a large secondary source of liquidity known as investment securities available-for-sale.  The fair value of that portfolio was $109.6 million at June 30, 2010 and $96.9 million at December 31, 2009.

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

Supplemental sources of liquidity include large certificates of deposit, wholesale and retail repurchase agreements, and lines of credit with correspondent banks.  Correspondent banks, which are typically referred to as “banker’s banks,” offer essential services such as cash letter processing, investment services, loan participation support, wire transfer operations and other traditional banking services.  Brokered deposits, which are deposits obtained, directly or indirectly, from or through the mediation or assistance of a deposit broker, may be utilized as supplemental sources of liquidity in accordance with

Index

Central Jersey Bank, N.A.’s balance sheet management policy.  Contingent liquidity sources may include off-balance sheet funds, such as advances from both the FHLBNY and the Federal Reserve Bank, and federal funds purchase lines with “upstream” correspondents.  An additional source of liquidity is made available by curtailing loan activity and instead using the available cash to fund short-term investments such as overnight federal funds sold or other approved investments maturing in less than one year.  In addition, future expansion of Central Jersey Bank, N.A.’s retail banking network is expected to create additional sources of liquidity from new deposit customer relationships.  Available liquidity and borrowing capacity is reviewed by management on a monthly basis and totaled $161.9 million at June 30, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require Central Jersey Bank, N.A. to maintain minimum amounts and ratios (set forth in the following table) of Total Capital and Tier 1 Capital to risk weighted assets and of Tier 1 Capital to average assets (leverage ratio).  As of June 30, 2010, Central Jersey Bancorp and Central Jersey Bank, N.A. met all capital adequacy requirements to which they were subject.

The following is a summary of Central Jersey Bank, N.A.’s and Central Jersey Bancorp’s actual capital ratios as of June 30, 2010 and December 31, 2009, compared to the minimum capital adequacy requirements and the requirements for classification as a “well-capitalized” institution:

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Asset Ratio		Total Capital to Risk Weighted Asset Ratio
Actual Ratios	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009

Central Jersey Bancorp	10.06%	9.68%	12.89%	12.50%	14.15%	13.76%
Central Jersey Bank, N.A.	10.30%	7.89%	13.17%	10.19%	14.43%	14.00%

Required Regulatory Ratios
“Adequately capitalized” institution (under federal regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized” institution (under federal regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

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

Index

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Central Jersey Bancorp is a smaller reporting company and is therefore not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

On May 25, 2010, Central Jersey Bancorp, Central Jersey Bank, N.A., Kearny and Kearny Bank entered into the Merger Agreement pursuant to which Central Jersey Bancorp will merge with a to-be-formed subsidiary of Kearny and thereby become a wholly-owned subsidiary of Kearny.  Immediately thereafter, Central Jersey Bank, N.A. will merge with and into Kearny Bank, and Central Jersey Bank, N.A. will operate as a division of Kearny Bank for at least 18 months after the closing.  The Merger Agreement is subject to approval by the shareholders of Central Jersey Bancorp and applicable banking regulatory authorities.

It is expected that Robert S. Vuono, the current Senior Executive Vice President, Chief Operating Officer and Secretary of Central Jersey Bancorp, will be offered employment with Kearny Bank following the consummation of the merger pursuant to an employment agreement.  In addition, each non-employee director of Central Jersey Bancorp will be invited to become a member of a Central Jersey Community Advisory Board for Kearny Bank to be formed in connection with the merger and which will remain in place for a minimum of two years following the consummation of the merger.

Certain of the executive officers and all directors of Central Jersey Bancorp have agreed to vote their shares in favor of the approval of the Merger Agreement at the special meeting of the shareholders of Central Jersey Bancorp to vote on the proposed transaction, which is scheduled to be held on September 14, 2010.  If the merger is not consummated, under certain circumstances Central Jersey Bancorp has agreed to pay Kearny a termination fee of $2,800,000.  The merger is currently expected to be completed in the fourth calendar quarter of 2010.

For more information regarding the proposed merger, please see Central Jersey Bancorp’s Current Report on Form 8-K filed with the SEC on May 27, 2010 and the Merger Agreement attached thereto as Exhibit 2.1.

Item 6.	Exhibits

See Index of Exhibits commencing on page E-1.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central Jersey Bancorp
Registrant

Date: August 13, 2010	/s/ James S. Vaccaro
James S. Vaccaro Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2010	/s/ Anthony Giordano, III
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

Index

on May 27, 2009).

2.3
Agreement and Plan of Merger, dated as of May 25, 2010, among Kearny Financial Corp., Kearny Federal Savings Bank, the Registrant and Central Jersey Bank, N.A. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated May 25, 2010 and filed with the SEC on May 27, 2010).

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