Form 10-Q
period 2010-09-30
CENTRAL JERSEY BANCORP
filed 2010-11-19
CIK 1172353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010.
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
Yes ☐     No ☒.

As of October 31, 2010, there were 9,346,092 shares of the registrant’s common stock, par value $.01 per share, outstanding.

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

ii

Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)
(dollars in thousands, except share amounts)

	September 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$9,350	$9,789
Federal funds sold	36,960	68,526
Cash and cash equivalents	46,310	78,315

Investment securities available-for-sale, at fair value	139,607	96,947
Investment securities held-to-maturity (fair value at September 30, 2010 and
December 31, 2009 of $29,802 and $7,462, respectively)	29,169	7,217
Federal Reserve Bank stock	1,875	1,848
Federal Home Loan Bank stock	1,196	1,820

Loans	359,961	379,087
Less: Allowance for loan losses	8,939	9,613
Loans, net	351,022	369,474

Accrued interest receivable	1,743	2,285
Other real estate owned	1,942	1,055
Premises and equipment	5,578	5,946
Bank owned life insurance	3,909	3,817
Core deposit intangible	773	1,031
FDIC deposit insurance premiums	2,274	2,684
Other assets	4,036	5,219
Total assets	$589,434	$577,658

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$83,785	$80,500
Interest bearing	389,545	387,378
	473,330	467,878

Borrowings	47,151	47,575
Subordinated debentures	5,155	5,155
Accrued expenses and other liabilities	1,305	1,531
Investment securities purchased not settled	3,760	--
Total liabilities	530,701	522,139

Shareholders’ equity:
Common stock, par value $0.01 per share. Authorized 100,000,000 shares;
9,626,790 and 9,503,423 shares issued and 9,332,445 and 9,256,975 shares
outstanding, respectively, at September 30, 2010 and December 31, 2009	96	92
Preferred stock, liquidation value $1,000 per share. Authorized 10,000,000 shares and issued and outstanding 11,300 shares at September 30, 2010 and
December 31, 2009	11,300	11,300
Additional paid-in capital	65,944	64,981
Accumulated other comprehensive income, net of tax expense	1,503	1,022
Treasury stock – at cost, 294,345 and 246,448 shares, respectively,
at September 30, 2010 and December 31, 2009	(2,040)	(1,806)
Accumulated deficit	(18,070)	(20,070)
Total shareholders’ equity	58,733	55,519
Total liabilities and shareholders’ equity	$589,434	$577,658

See accompanying notes to unaudited consolidated financial statements.

Index

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest and dividend income:
Interest and fees on loans	$5,146	$5,362	$15,550	$15,399
Interest on securities available-for-sale:
Taxable interest income	385	583	1,248	3,019
Non-taxable interest income	246	519	672	1,081
Interest on securities held-to-maturity	193	126	503	495
Interest on federal funds sold and due from banks	40	61	193	198
Total interest and dividend income	6,010	6,651	18,166	20,192

Interest expense:
Interest expense on deposits	1,125	1,656	3,447	5,547
Interest expense on borrowings	145	236	439	730
Interest expense on subordinated debentures	43	43	121	150
Total interest expense	1,313	1,935	4,007	6,427

Net interest income	4,697	4,716	14,159	13,765

Provision for loan losses	-	1,058	-	4,510
Net interest income after provision for loan losses	4,697	3,658	14,159	9,255

Non-interest income:
Service charges on deposit accounts	408	397	1,144	1,117
Gain on the sale of loans held-for-sale	42	7	59	64
Gain on sale of SBA loans	55	297	654	446
Income on bank owned life insurance	31	34	92	100
Gain on sale of securities available-for-sale	-	731	-	2,799
Other income	21	-	72	-
Total non-interest income	557	1,466	2,021	4,526

Non-interest expense:
Salaries and employee benefits	2,061	1,964	5,703	5,774
Net occupancy expenses	540	487	1,614	1,422
Data processing fees	259	245	773	709
FDIC insurance premiums	203	150	598	580
Core deposit intangible amortization	86	103	258	310
Goodwill impairment	-	-	-	26,957
Other operating expenses	1,157	1,119	3,368	3,310
Total non-interest expense	4,306	4,068	12,314	39,062

Income (loss) before provision for income taxes	948	1,056	3,866	(25,281)

Income tax expense (benefit)	284	136	1,308	(207)

Net income (loss)	664	920	2,558	(25,074)

Dividend on preferred stock and accrection	185	186	558	557

Net income (loss) available to common shareholders	$479	$734	$2,000	$(25,631)

Basic earnings (loss) per common share	$0.05	$0.08	$0.22	$(2.82)
Diluted earnings (loss) per common share	$0.05	$0.08	$0.21	$(2.82)
Average basic common shares outstanding	9,323,345	9,140,796	9,291,116	9,082,641
Average diluted common shares outstanding	9,521,503	9,379,394	9,432,086	9,082,641

See accompanying notes to unaudited consolidated financial statements.

Index

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(dollars in thousands, except share amounts)

				Accumulated		Retained
			Additional	other		earnings/
	Common	Preferred	paid-in	comprehensive	Treasury	(accumulated
	stock	stock	capital	income	stock	deficit)	Total
Balance at December 31, 2008	$90	$11,300	$64,502	$1,925	$(1,806)	$6,441	$82,452
Comprehensive loss:
Net loss	--	--	--	--	--	(25,074)	(25,074)
Unrealized loss on securities
available-for-sale, net of
reclassification adjustment of
$2,799 and tax effect of ($346)	--	--	--	(535)	--	--	(535)
Total comprehensive loss							$(25,609)
Exercise of stock options – 191,983
shares, including tax benefit of $170	2	--	525	--	--	--	527
Discount – preferred stock	--	--	134	--	--	(134)	--
Cash dividends accrued on preferred
stock	--	--	--	--	--	(422)	(422)
Balance at September 30, 2009	$92	$11,300	$65,161	$1,390	$(1,806)	$(19,189)	$56,948
Balance at December 31, 2009	$92	$11,300	$64,981	$1,022	$(1,806)	$(20,070)	$55,519
Comprehensive income:
Net income	--	--	--	--	--	2,558	2,558
Unrealized gain on securities
available-for-sale, net of tax effect of
$299	--	--	--	481	--	--	481
Total comprehensive income							$3,039
Exercise of stock options – 177,070
shares, including tax benefit of $89	4	--	401	--	--	----	405
Intercompany reclassification related to
stock option exercises	--	--	427	--	--	--	427
Purchase of 47,897 shares outstanding
stock; placed in treasury	--	--	--	--	(234)	--	(234)
Discount – preferred stock	--	--	135	--	--	(135)	--
Cash dividends accrued on preferred
stock	--	--	--	--	--	(423)	(423)
Balance at September 30, 2010	$96	$11,300	$65,944	$1,503	$(2,040)	$(18,070)	$58,733

See accompanying notes to unaudited consolidated financial statements.

Index

CENTRAL JERSEY BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,558	$(25,074)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment charge	--	26,957
Earnings on cash surrender value of life insurance	(92)	(100)
Deferred tax expense (benefit)	234	(346)
Provision for loan losses	--	8,677
Depreciation and amortization	589	551
Net premium amortization on held-to-maturity securities	340	79
Net (discount accretion) premium amortization on available-for-sale securities	(92)	328
Core deposit intangible amortization	258	310
Gain on sale of securities available-for-sale	--	(2,799)
Gain on the sale of SBA loans and loans held-for-sale	(713)	(510)
Originations of loans held-for-sale	(5,237)	(11,030)
Proceeds from the sale of loans held-for-sale	5,296	11,940
Decrease in accrued interest receivable	542	27
Decrease (increase) in other assets	2,383	(447)
Decrease in accrued expenses and other liabilities	(500)	(6)
Net cash provided by operating activities	5,566	8,557

Cash flows from investing activities:
Maturities and paydowns on investment securities held-to-maturity	9,112	4,768
Maturities and paydowns on investment securities available-for-sale	58,938	4,650
Proceeds from sale of investment securities available-for-sale	--	170,526
Purchase of investment securities available-for-sale	(96,991)	(126,596)
Purchase of investment securities held-to-maturity	(31,404)	--
Net decrease (increase) in loans	18,219	(23,949)
Purchases of premises and equipment	(221)	(311)
Net cash used in investment activities	(42,347)	29,088

Cash flows from financing activities:
Proceeds from stock options exercised	405	527
Net increase in non-interest bearing deposits	3,285	5,276
Net increase in interest bearing deposits	2,167	35,736
Net increase in other borrowings	9,632	9,956
Net decrease in Federal Home Loan Bank advances	(10,000)	(27,500)
Repayment of Federal Home Loan Bank advances	(56)	(54)
Cash dividend paid on preferred stock	(423)	(362)
Purchase of outstanding stock; placed in treasury	(234)	--
Net cash provided by financing activities	4,776	23,579

(Decrease) increase in cash and cash equivalents	(32,005)	61,224

Cash and cash equivalents at beginning of period	78,315	9,767
Cash and cash equivalents at end of period	$46,310	$70,991

Supplementary cash flow information:
Interest paid	$4,006	$6,427
Investment securities purchased not settled	$3,760	$--
Income taxes paid	$1,154	$1,149
Loans receivable transferred to other real estate owned	$500	$--

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

The interim unaudited consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations that may be expected for all of 2010.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2010, for items that should potentially be recognized or disclosed in the accompanying interim unaudited consolidated financial statements and has determined that no such items were required to be recognized or disclosed.

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.  These reclassifications had no effect on results of operations.

Note 2.  Restrictions on Cash and Amounts Due From Banks

Central Jersey Bank, N.A. is required to maintain average balances on hand or with the Federal Reserve Bank of New York. At September 30, 2010 and December 31, 2009, these reserve balances amounted to $435,000 and $276,000, respectively.

Note 3.  Earnings Per Common Share

The following tables reconcile shares outstanding for basic and diluted earnings per common share for the three and nine months ended September 30, 2010 and 2009:

Index

	Three months ended September 30, 2010

(amounts in thousands, except for per share data)	Income (numerator)	Average shares (denominator)	Per share amount

Basic earnings per common share
Net income available to common shareholders	$479	9,323	$0.05
Effect of dilutive securities:
Stock options	--	199	--
Diluted earnings per common share
Net income available to common shareholders, plus
assumed exercise of options and warrants	$479	9,522	$0.05

	Nine months ended September 30, 2010

(amounts in thousands, except for per share data)	Income (numerator)	Average shares (denominator)	Per share amount

Basic earnings per common share
Net income available to common shareholders	$2,000	9,291	$0.22
Effect of dilutive securities:
Stock options	--	141	--
Diluted earnings per common share
Net income available to common shareholders, plus
assumed exercise of options and warrants	$2,000	9,432	$0.21

Basic and diluted net income per common share for the three and nine months ended September 30, 2010 were calculated by dividing the net income available to common shareholders (which is equal to net income less dividends on preferred stock) of $479,000 and $2.0 million, respectively, by the weighted average number of shares outstanding of 9,323,345 and 9,291,116, respectively (as to the basic net income per common share determination), and 9,521,503 and 9,432,086, respectively (as to the diluted net income per common share determination). For the three and nine months ended September 30, 2010, 243,255 antidilutive stock options were excluded from the earnings per common share calculation.

	Three months ended September 30, 2009

(amounts in thousands, except for per share data)	Income (numerator)	Average shares (denominator)	Per share amount

Basic earnings per common share
Net income available to common shareholders	$734	9,141	$0.08
Effect of dilutive securities:
Stock options and warrants	--	238	--
Diluted earnings per common share
Net income available to common shareholders, plus
assumed exercise of options and warrants	$734	9,379	$0.08

Index

	Nine months ended September 30, 2009

(amounts in thousands, except for per share data)	Loss (numerator)	Average shares (denominator)	Per share amount

Basic loss per common share
Net loss available to common shareholders	$(25,631)	9,083	$(2.82)
Effect of dilutive securities:
Stock options and warrants	--	--	--
Diluted loss per common share
Net loss available to common shareholders, plus
assumed exercise of options and warrants	$(25,631)	9,083	$(2.82)

Basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2009 was calculated by dividing the net income (loss) available to common shareholders of $734,000 and $25.6 million, respectively, by the weighted average number of common shares outstanding of 9,140,796 and 9,082,641, respectively (as to the basic net income per common share determination), and 9,379,394 and 9,320,549, respectively (as to the diluted net income per common share determination). Antidilutive stock options for both the three and nine months ended September 30, 2009 was 243,255 antidilutive stock options were excluded from the earnings per common share calculation.  In accordance with FASB ASC Topic 260, “Earnings per Share,” due to the Company reporting a net loss for the nine months ended September 30, 2009, including potential common shares in the denominator of a diluted per-share computation would have resulted in an antidilutive per-share amount.

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

There were no new employee or director stock option grants during the three or nine months ended September 30, 2010 and 2009.

Index

Stock Appreciation Rights

On January 31, 2006, the Company granted, 173,644 stock appreciation rights (“SARS”) (98,398 were granted to employees and 75,246 were granted to directors), each with an exercise price of $9.40, under its 2005 Equity Incentive Plan.  These SARS can only be settled in cash.  As of February 1, 2010, all SARS were fully vested, as they vested over a four year period and are to expire February 1, 2016.  The fair value of all SARS granted is estimated on a quarterly basis using the Black-Scholes option pricing model.  Depending on the fair value of the stock each quarter, the Company may record a share based payment expense related to the granting of the SARS.    For the three and nine months ended September 30, 2010, $110,000 and $389,000, respectively, in accrued expense related to the granting of SARS in 2006 was reversed.

Stock Option Plans

In 2000, the Company established its Employee and Director Stock Option Plan (the “Plan”).  The Plan currently provides for the granting of stock options to purchase in aggregate up to 1,263,197 shares of the Company’s common stock, subject to adjustment for certain dilutive events such as stock distributions.  During the nine months ended September 30, 2010, no options were granted under the Plan.  As a result of the January 1, 2005 combination with Allaire Community Bank, all outstanding options granted under the Plan became fully vested.  Due to the pending merger with Kearny Financial Corp. (“Kearny”), the Company does not anticipate granting any additional stock options under the Plan or any of the Allaire Community Bank stock option plans assumed by the Company.

At the effective time of the pending merger with Kearny, each stock option granted by the Company under the Company’s stock option plans shall be canceled in exchange for, if applicable, a cash payment equal to the positive difference between $7.50 and the exercise or base price of such stock option, multiplied by the number of shares that may be purchased pursuant to such stock option.

A summary of the status of the Company’s stock options as of and for the nine months ended September 30, 2010 is presented below:

	As of and for the nine months ended September 30, 2010
	Shares	Weighted average exercise price

Outstanding at beginning of year	1,023,442	$5.29

Granted	--	--

Forfeited	--	--

Exercised	177,070	3.09

Outstanding at period end	846,372	$5.46

Options exercisable at period end	846,372	$5.46

Weighted average fair value of
options granted		n/a

Index

Note 4.  Loans Receivable, Net

Loans receivable, net at September 30, 2010 and December 31, 2009, consisted of the following (in thousands):

	September 30,	December 31,
Loan Type	2010	2009

Real estate loans – commercial	$227,377	$229,295
Home equity and second mortgages	62,338	65,116
Commercial and industrial loans	37,707	46,160
Construction loans	27,389	33,673
1-4 family real estate loans	3,615	2,876
Consumer loans	1,096	1,475
Total loans	359,522	378,595

Net deferred costs	439	492
Less: allowance for loan losses	8,939	9,613
Loans receivable, net	$351,022	$369,474

A substantial portion of the Company’s loans are secured by real estate and made to borrowers located in New Jersey, primarily in Monmouth and Ocean Counties.  Accordingly, as with most financial institutions in the Company’s market area, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in the market area.

Activity in the allowance for loan losses (sometimes referred to herein as “ALL”) for the nine months ended September 30, 2010 is summarized as follows (dollars in thousands):

Nine months ended September 30, 2010
Balance, beginning of year	$9,613
Provision charged to expense	--
Charge-offs	(730)
Recoveries	56
Balance, end of period	$8,939
Ratio of ALL to total loans	2.48%

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

At September 30, 2010, the Company had impaired loans totaling $18.5 million, as compared to $23.2 million at December 31, 2009.  The decrease in impaired loans was due primarily to the charge-off of $730,000 in impaired loans during the nine months ended September 30, 2010 and the migration one

Index

construction loan, with a balance of $3.5 million, to the general reserve pool as a result of obtaining additional collateral and a material principal pay down.  The impaired loans, which were charged-off, were considered permanently impaired and were evaluated and charged-off in accordance with FASB ASC Topic 310.  At September 30, 2010, specific reserves for impaired loans totaled $3.3 million, as compared to $4.1 million at December 31, 2009.

The Company’s policy for interest income recognition on non-accrual loans is to recognize income on currently performing restructured loans under the accrual method.  The Company recognizes income on non-accrual loans under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, the Company does not recognize income.  There was no income recognized on non-accrual loans during the three or nine months ended September 30, 2010.  Total cash collected on non-accrual loans during the three and nine months ended September 30, 2010 was $84,000 and $169,000, respectively, as compared to $44,000 and $189,000, respectively, for the same periods in 2009, all of which was credited to the principal balances outstanding.

If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $113,000 and $302,000, respectively, for the three and nine months ended September 30, 2010, as compared to $109,000 and $361,000, respectively, for the same periods in 2009.  At September 30, 2010, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status.

Impaired loans as of September 30, 2010 and December 31, 2009 are summarized as follows (dollars in thousands):

	September 30, 2010	December 31, 2009
Balance of impaired loans with no allowance allocation	$4,667	$4,035
Balance of impaired loans with an allocated allowance	13,815	19,140

Total recorded investment in impaired loans	$18,482	$23,175

Amount of the allowance allocated to impaired loans	$3,342	$4,085

Average balance of impaired loans	$20,672	$21,538

Index

Note 5.  Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities held-to-maturity and securities available-for-sale at September 30, 2010 and December 31, 2009 are as follows (in thousands):

	September 30, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Investment securities held-to-maturity:
Obligations of U.S. Government
sponsored agencies	$19,503	$254	$--	$19,757

Mortgage-backed securities of U.S. Government
sponsored agencies	9,666	379	--	10,045
Total	$29,169	$633	$--	$29,802
Investment securities available-for-sale:
Obligations of U.S. Government
sponsored agencies	$18,804	$617	$--	$19,421
Municipal obligations	95,653	330	2	95,981
Mortgage-backed securities of U.S. Government
sponsored agencies	21,479	1,434	--	22,913
Other debt securities	1,292	--	--	1,292
Total	$137,228	$2,381	$2	$139,607

	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Investment securities held-to-maturity:
Mortgage-backed securities of U.S. Government
sponsored agencies	$7,217	$245	$--	$7,462
Total	$7,217	$245	$--	$7,462
Investment securities available-for-sale:
Obligations of U.S. Government
sponsored agencies	$14,996	$140	$8	$15,128
Municipal obligations	48,222	130	71	48,281
Mortgage-backed securities of U.S. Government
sponsored agencies	29,198	1,432	--	30,630
Other debt securities	2,908	--	--	2,908
Total	$95,324	$1,702	$79	$96,947

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

Index

The amortized cost and fair value of investment securities held-to-maturity and investment securities available-for-sale at September 30, 2010 by contractual maturity are shown below (in thousands).  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	cost	value
Investment securities held-to-maturity:
Due in one year or less	$336	$340
Due after one year through fifth year	15,803	16,002
Due after fifth year through tenth year	1,659	1,771
Due after tenth year	11,371	11,689
Total	$29,169	$29,802
Investment securities available-for-sale:
Due in one year or less	$84,363	$84,408
Due after one year through fifth year	20,373	20,549
Due after fifth year through tenth year	17,702	18,668
Due after tenth year	14,790	15,982
Total	$137,228	$139,607

FASB issued accounting guidance related to the recognition and presentation of other-than-temporary impairment, which the Company adopted effective June 30, 2009 (“Pending Content” of FASB ASC Topic 320-10).  This accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities.  The guidance replaced the “intent and ability” indication in former guidance by specifying that if (a) a company does not have the intent to sell a debt security prior to recovery and, (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.

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

During the nine months ended September 30, 2010, there were no sales of investment securities available-for-sale, as compared to sales generating $170.5 million in proceeds during the nine months ended September 30, 2009, which resulted in $2.6 million in gains on investment securities available-for-sale during such period.

At September 30, 2010 and December 31, 2009, there were $98.3 million and $76.5 million, respectively, of investment securities pledged as collateral for short term borrowings, to secure public funds or for any other purposes required by law.

Gross unrealized losses on investment securities available-for-sale and their fair values, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009, were as follows (in thousands):

Index

	September 30, 2010
	Less than 12 months		12 months or more		Total
Investment securities	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
Municipal obligations	$2	$12,145	$--	$--	$2	$12,145
Total	$2	$12,145	$--	$--	$2	$12,145

	December 31, 2009
	Less than 12 months		12 months or more		Total
Investment securities	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
Municipal obligations	$71	$7,652	$--	$--	$71	$7,652
Obligations of U.S. Government
sponsored agencies	8	4,992	--	--	8	4,992
Total	$79	$12,644	$--	$--	$79	$12,644

Management does not believe that any of the individual unrealized losses represent an other-than-temporary impairment.  The Company does not intend to sell any of its investment securities and it is not more likely than not that the Company will be required to sell its investment securities, therefore, no other-than-temporary impairment is required.  As of September 30, 2010, there were five municipal obligations and no obligations of U.S. Government sponsored agencies in unrealized loss positions compared to 12 municipal obligations and one obligation of U.S. Government sponsored agencies in unrealized loss positions as of December 31, 2009.

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

The following table represents the balance of other real estate owned at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Other real estate owned	$1,942	$1,055

At December 31, 2009, two loans totaling $1.1 million were transferred to other real estate owned and recorded at their initial fair value less cost to sell, impacting the Company’s provision for loan losses by $245,000.  During the nine month ended September 30, 2010, there was no decline in the fair value of the properties from December 31, 2009, and, therefore, no related charges to the carrying balance were required.  The other real estate owned balance increased for the nine months ended September 30, 2010, due to the addition of one property totaling $500,000 which was recorded at its initial fair value less cost to sell.  Additionally, $412,000 was paid to obtain a first lien position on one of the properties, which was offset by a $25,000 principal pay down.

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

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The contract or notional amount of financial instruments which represent credit risk at September 30, 2010 and December 31, 2009 is as follows (in thousands):

	September 30, 2010	December 31, 2009
Standby letters of credit	$1,208	$2,140
Outstanding loan and credit line commitments	$56,260	$67,122

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party.  The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as those involved in extending loan facilities to customers.  All of Central Jersey Bank, N.A.’s outstanding standby letters of credit are performance standby letters within the scope of FASB ASC Topic 952, “Franchisors.”  These are irrevocable undertakings by Central Jersey Bank, N.A., as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation.  Most of Central Jersey Bank, N.A.’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The maximum potential future payments Central Jersey Bank, N.A. could be required to make equals the face amount of the letters of credit shown above.  Central Jersey Bank, N.A.’s liability for performance standby letters of credit was immaterial at September 30, 2010 and December 31, 2009.

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

Index

Note 8.  Deposits

The major types of deposits at September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30,	December 31,
Deposit Type	2010	2009

Demand deposits, non-interest bearing	$83,785	$80,500
Savings, N.O.W. and money market accounts	215,014	226,729
Certificates of deposit of less than $100	65,921	72,089
Certificates of deposit of $100 or more	108,610	88,560

Total	$473,330	$467,878

Note 9.  Borrowings

Borrowed funds at September 30, 2010 and December 31, 2009 are summarized as follows (in thousands):

	September 30, 2010	December 31, 2009
Borrowings	$47,151	$47,575

Borrowings typically include wholesale borrowing arrangements as well as arrangements with deposit customers of Central Jersey Bank, N.A. to sweep funds into short-term borrowings.  At September 30, 2010, borrowings included $36.0 million in bank sweep funds, $5.0 million in Federal Home Loan Bank of New York (“FHLBNY”) callable advances and $6.1 million in FHLBNY fixed rate advances.  At December 31, 2009, borrowings included $26.4 million in bank sweep funds, $15.0 million in FHLBNY callable advances and $6.2 million in FHLBNY fixed rate advances. At September 30, 2010 and December 31, 2009, Central Jersey Bank, N.A. had unused lines of credit with the FHLBNY of $59.2 million and $26.2 million, respectively.

At September 30, 2010, Central Jersey Bank, N.A. had the following outstanding FHLBNY callable advances (in thousands):

Date	Amount	Rate	Term	Call Feature
			7 year non-call
2/01/2008	$5,000	2.903%	3 years	One Time

At September 30, 2010, Central Jersey Bank, N.A. had the following outstanding FHLBNY fixed rate advances (in thousands):

Date	Amount	Rate	Term	Maturity
2/01/2008	$5,000	2.380%	5 years	2/01/2013
5/28/2008	1,078	4.940%	13 years	5/28/2021
	$6,078	2.871%

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

The entire proceeds to MCBK Capital Trust I from the sale of the trust preferred securities were used by MCBK Capital Trust I in order to purchase $5.1 million of subordinated debentures from Central Jersey Bancorp.  The subordinated debentures bear a variable interest rate equal to LIBOR plus 285 basis points.  Although the subordinated debentures are treated as debt of Central Jersey Bancorp, they currently qualify as Tier I Capital investments, subject to the 25% limitation under risk-based capital guidelines of the Federal Reserve.  The portion of the trust preferred securities that exceeds this limitation qualifies as Tier II Capital of Central Jersey Bancorp.  At September 30, 2010, $5.0 million of the trust preferred securities qualified for treatment as Tier I Capital.  Central Jersey Bancorp is using the proceeds it received from the subordinated debentures to support the general balance sheet growth of Central Jersey Bancorp and to maintain Central Jersey Bank, N.A.’s required regulatory capital ratios.

On March 1, 2005, the Federal Reserve adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier I Capital of bank holding companies, subject to stricter quantitative limits and qualitative standards.  Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements.  Amounts of restricted core capital elements in excess of these limits may be included in Tier II Capital.  At September 30, 2010, the only restricted core capital element owned by Central Jersey Bancorp is trust preferred securities.  Central Jersey Bancorp believes that its trust preferred issues qualify as Tier I Capital.  However, in the event that the trust preferred issues do not qualify as Tier I Capital, Central Jersey Bank, N.A. would remain well capitalized.

Note 11.  Income Tax Expense (Benefit)

The Company recorded an income tax expense of $284,000 on income before taxes of $948,000 for the three months ended September 30, 2010, resulting in an effective tax rate of 29.96%.  The Company recorded an income tax expense of $136,000 on income before taxes of $1.1 million for the three months ended September 30, 2009 resulting in an effective tax rate was 12.88%.  The increase in income tax expense and effective tax rate is due to a lower amount of federal tax-free interest income derived from municipal bond and note obligations.  In addition, $110,000 and $324,000, respectively, in merger-related expenses were incurred during the three and nine months ended September 30, 2010 in connection with the pending merger with Kearny.  These expenses were non-deductible for tax purposes and had an incremental tax impact of $6,000 and $110,000, respectively, for the three and nine months ended September 30, 2010.

The Company recorded an income tax expense of $1.3 million on income before taxes of $3.9 million for the nine months ended September 30, 2010, resulting in an effective tax rate of 33.84%.  The Company recorded an income tax benefit of ($207,000) on a loss before taxes of $25.3 million for the nine months ended September 30, 2009.  Excluding the impact of the goodwill impairment charge, which is non tax-deductible, the Company’s effective tax benefit rate was (12.35%) for the nine months ended September 30, 2009.  The 2009 income tax benefit was due to the utilization of capital tax loss carry-forwards which resulted from the 2007 balance sheet restructuring initiative. As a result of the restructuring, a deferred tax

Index

valuation allowance was established against deferred tax assets generated from the capital tax loss carry-forwards.  Since $772,000 of the $2.8 million in gains from the sale of available-for-sale investment securities recorded during the nine months ended September 30, 2009 were realized in CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A., these gains are considered capital gains and are permitted to be offset against the remaining capital tax loss carry-forwards.  The federal income tax benefit was primarily the result of the reversal of the deferred tax valuation allowance which totaled approximately $262,000.

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

Index

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

The following tables summarize financial assets measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	At September 30, 2010
	Level I	Level II	Level III	Total fair value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored
agencies	$--	$19,421	$--	$19,421
Municipal obligations	--	95,981	--	95,981
Mortgage-backed securities of U.S.
Government sponsored agencies	--	22,913	--	22,913
Other securities	--	1,292	--	1,292
Total assets measured fair value on a
recurring basis	$--	$139,607	$--	$139,607

	At December 31, 2009
	Level I	Level II	Level III	Total fair value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored
agencies	$--	$15,128	$--	$15,128
Municipal obligations	--	48,281	--	48,821
Mortgage-backed securities of U.S.
Government sponsored agencies	--	30,630	--	30,630
Other securities	--	2,908	--	2,908
Total assets measured fair value on a
recurring basis	$--	$96,947	$--	$96,947

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

The following tables summarize financial assets measured at fair value on a nonrecurring basis at September 30, 2010 and December 31, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	At September 30, 2010
	Level I	Level II	Level III	Total fair value
Impaired loans	$--	$--	$12,564	$12,564
Other real estate owned	--	--	500	500
Servicing rights	--	--	405	405
Total assets measured fair value on a
nonrecurring basis	$--	$--	$13,469	$13,469

	At December 31, 2009
	Level I	Level II	Level III	Total fair value
Impaired loans	$--	$--	$15,055	$15,055
Other real estate owned	--	--	1,055	1,055
Servicing rights	--	--	289	289
Total assets measured fair value on a
nonrecurring basis	$--	$--	$16,399	$16,399

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009:

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

Index

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

Index

Off-Balance Sheet Financial Instruments (Disclosed at Notional Amounts)
Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

Limitations
Fair value estimates were made at September 30, 2010 and December 31, 2009, based upon pertinent market data and relevant information on each financial instrument.  These estimates do not include any premium or discount that could result from an offer to sell the Company’s entire holdings of a particular financial instrument or category thereof at one time. Since no market exists for a substantial portion of the Company’s financial instruments, fair value estimates were necessarily based on judgments with respect to future loss experience, current economic conditions, risk assessments of various financial instruments involving a myriad of individual borrowers, and other factors.  Given the subjective nature of these estimates, the uncertainties surrounding them and other matters of significant judgment that must be applied, these fair value estimations cannot be calculated with precision.  Modifications in such assumptions could meaningfully alter these estimates.  Since these fair value approximations were made solely for the financial instruments included in the Consolidated Statements of Financial Condition at September 30, 2010 and December 31, 2009, no attempt was made to estimate the value of anticipated future business or the value of non-financial statement assets or liabilities.  Furthermore, certain tax implications related to the realization of the unrealized gains and losses could have a substantial impact on these fair value estimates and have not been incorporated into the estimates.

The estimated fair values of the Company’s financial instruments were as follows at September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value
Financial Assets:
Cash and cash equivalents	$46,310	$46,310	$78,315	$78,315
Investment securities available-for-sale	139,607	139,607	96,947	96,947
Investment securities held-to-maturity	29,169	29,802	7,217	7,462
Loans, net	351,022	350,007	369,474	377,183

Servicing rights	405	405	289	289
Restricted stock	3,153	3,153	3,750	3,750
Accrued interest receivable	1,743	1,743	2,285	2,285

Financial Liabilities:
Deposits	473,330	466,254	467,878	452,193
Borrowings	47,151	47,886	47,575	48,655
Accrued interest payable	163	163	231	231
Subordinated debentures	5,155	1,804	5,155	1,804

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

Index

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

FASB ASU 2010-06

In February 2010, the FASB issued guidance now codified as ASU 2010-06 Topic 820, “Fair Value Measurements and Disclosures.”  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements as set forth in Codification Subtopic 820-10.  The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.   The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  See Note 12, Fair Value Measurements, for these additional disclosures.

Note 14.  Proposed Merger

On May 25, 2010, Central Jersey Bancorp, Central Jersey Bank, N.A., Kearny and Kearny Federal Savings Bank entered into a Merger Agreement (the “Merger Agreement”) pursuant to which Central Jersey Bancorp will merge with a wholly-owned subsidiary of Kearny.  Immediately thereafter, Central Jersey Bank, N.A. will merge with and into Kearny Bank, and Central Jersey Bank, N.A. will operate as a division of Kearny Bank for at least 18 months after the closing.  The Merger Agreement was approved by the shareholders of Central Jersey Bancorp at a special meeting of the shareholders held on September 14, 2010.  Regulatory approval for the merger was obtained from the Office of Thrift Supervision on October 20, 2010.  Pursuant to the terms of the Merger Agreement, Central Jersey Bancorp shareholders will receive $7.50 in cash for each share of Central Jersey Bancorp common stock held by them.  In addition, each option to acquire Central Jersey Bancorp common stock will be cancelled in exchange for a cash payment equal to the positive difference, if any, between $7.50 and the exercise price of the option.  It is expected that the merger will be completed in the fourth calendar quarter of 2010.

Index

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis is intended to provide information about the Company’s financial condition as of September 30, 2010 and results of operations for the three and nine months ended September 30, 2010, and 2009.  The following information should be read in conjunction with the Company’s unaudited consolidated financial statements for the three and nine months ended September 30, 2010 and 2009, including the related notes thereto, contained elsewhere in this document.

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

Index

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

On a quarterly basis, Central Jersey Bank, N.A. evaluates investment securities for other-than-temporary impairment.  For individual investment securities classified as either available-for-sale or held-to-maturity, a determination is made as to whether a decline in fair value below the amortized cost basis is other than temporary.  When an entity does not intend to sell a debt security, and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of the debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.   After evaluation, as of September 30, 2010, Central Jersey Bank, N.A. noted no other-than-temporary impairment issues.

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

Index

recorded at the lower of aggregate cost or fair value.

The ALL is based upon the Interagency Policy Statement on the Allowance for Loan and Lease Losses issued jointly by the federal banking agencies on December 13, 2006 (OCC Bulletin 2006-47) and management’s evaluation of the adequacy of the allowance, including an assessment of:  (a) known and inherent risks in the loan portfolio; (b) the size and composition of the loan portfolio; (c) actual loan loss experience; (d) the level of delinquencies; (e) the individual loans for which full collectibility may not be assured; (f) the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans; and (g) the current economic and market conditions.  Although management uses the best information available, the level of the ALL remains an estimate that is subject to significant judgment and short-term change.  Various regulatory agencies, as an integral part of their examination process, periodically review Central Jersey Bank, N.A.’s ALL.  Such agencies may require Central Jersey Bank, N.A. to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of Central Jersey Bank, N.A.’s loans are secured by real estate in the state of New Jersey.  Accordingly, the collectibility of a substantial portion of the carrying value of Central Jersey Bank, N.A.’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the central New Jersey area experience an adverse economic climate.  Future adjustments to the ALL may be necessary due to economic, operating, regulatory and other conditions beyond Central Jersey Bank, N.A.’s control.  Management believes that the ALL is adequate as of September 30, 2010.

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

Index

The determination of whether deferred tax assets will be realizable is predicated on estimates of future taxable income.  Such estimates are subject to management’s judgment.  A valuation reserve is established when management is unable to conclude that it is more likely than not that it will realize deferred tax assets based on the nature and timing of these items.

Overview

Central Jersey Bancorp, the parent company of Central Jersey Bank, N.A., reported net income and net income available to common shareholders of $664,000 and $479,000, respectively, for the three months ended September 30, 2010, as compared to net income and net income available to common shareholders of $920,000 and $734,000, respectively, for the same period in 2009.  For the nine months ended September 30, 2010, Central Jersey Bancorp reported net income and net income available to common shareholders of $2.6 million and $2.0 million, respectively, as compared to a net loss and a net loss available to common shareholders of $25.1 million and $25.6 million, respectively, for the same period in 2009.

The net income available to common shareholders figures take into account $141,000 and $423,000, respectively, in preferred stock dividends paid to the U.S.  Department of the Treasury as part of the Capital Purchase Program (“CPP”) for the three and nine months ended September 30, 2010 and 2009, and $45,000 in related preferred stock discount accretion for each of the three months ended September 30, 2010 and 2009 and $135,000 in related preferred stock discount accretion for each of the nine months ended September 30, 2010 and 2009.  The comparative decrease in net income for the three months ended September 30, 2010 is primarily attributable to lower than anticipated interest income resulting from lower than anticipated average loan balances and the redeployment of cash generated from the amortization and maturity of investment securities at lower than anticipated yields coupled with increased operational expenses due to merger related expenses. The comparative increase in net income for the nine months ended September 30, 2010 is primarily attributable to the one-time goodwill impairment charge of $27.0 million recorded during the nine months ended September 30, 2009.  Additionally, there was no loan loss provision recorded for the three and nine months ended September 30, 2010, as compared to $1.1 million and $4.5 million, respectively, for the same periods in 2009.  There was no required provision for loan losses primarily due to a $19.1 million decrease in gross loan balances from December 31, 2009 and improved asset quality trends.  Basic and diluted earnings per common share were both $0.05 for the three months ended September 30, 2010.   Basic and diluted earnings per common share were $0.22 and $0.21, respectively, for the nine months ended September 30, 2010.   Basic and diluted income (loss) per common share was $0.08 and ($2.91), respectively, for the three and nine months ended September 30, 2009.

Total assets of $589.4 million at September 30, 2010 were comprised primarily of $351.0 million in net loans, $168.8 million in investment securities and $46.3 million in cash and cash equivalents, as compared to total assets of $577.7 million at December 31, 2009, which primarily consisted of $369.5 million in net loans, $104.2 million in investment securities and $78.3 million in cash and cash equivalents.  Total assets at September 30, 2010 were funded primarily through deposits totaling $473.3 million and borrowings totaling $47.2 million, as compared to $467.9 million and $47.6 million, respectively, at December 31, 2009.

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

Index

the gain on sale of securities available-for-sale.  Non-interest expenses consist primarily of salaries and employee benefits, occupancy costs, data processing fees and other operating related expenses.

For the Three Months Ended September 30, 2010 and 2009

Net Interest Income

Net interest income was $4.7 million for each of the three months ended September 30, 2010 and 2009  Net interest income for the three months ended September 30, 2010 and 2009 was comprised primarily of $5.2 million and $5.4 million, respectively, in interest and fees on loans, $824,000 and $1.2 million, respectively, in interest on investment securities and $40,000 and $61,000, respectively, in interest income on federal funds sold and due from banks, less interest expense on deposits of $1.1 million and $1.7 million, respectively, interest expense on borrowed funds of $145,000 and $236,000, respectively, and interest expense on subordinated debentures of $43,000.

For the three months ended September 30, 2010, the average yield on interest-earning assets was 4.05%, as compared to 5.87% for the same period in 2009.  The average cost of deposits and interest-bearing liabilities for the three months ended September 30, 2010 was 1.17%, as compared to an average cost of 2.66% for the same period in 2009.  The decrease in the average yield on interest-earning assets for the three months ended September 30, 2010 was primarily due to decreasing average loan balances and lower reinvestment yields on cash flows derived from maturing and amortizing investment securities.  The decrease in the average cost of deposits and interest-bearing liabilities for the three months ended September 30, 2010 was primarily due to across-the-board reductions in deposit rates, which were reflective of the local banking market.  The average net interest margin for the three months ended September 30, 2010 was 3.34%, as compared to 3.38% for the same period in 2009.

Provision for Loan Losses

For the three months ended September 30, 2010, there was no provision for loan losses, as compared to $1.1 million recorded for the same period in 2009.  There was no required provision for loan losses due primarily to improved asset quality and decreasing loan portfolio balances.  The recorded provision for loan losses for the three months ended September 30, 2009 was due to the credit deterioration of certain commercial loans as a result of the rapid decline of general economic conditions.

Non-Interest Income

Non-interest income, which consists of service charges on deposit accounts, income from bank owned life insurance, gains on the sale of investment securities available-for-sale, and other income, was $557,000 for the three months ended September 30, 2010, as compared to $1.5 million for the same period in 2009.  Of this amount, there were gains from the sale of SBA loans totaling $55,000 for the three months ended September 30, 2010, as compared to $297,000 in gains for the same period in 2009.  There were no gains on the sale of securities available-for-sale during the three months ended September 30, 2010, as compared to the $731,000 gain for the same period in 2009.

Non-Interest Expense

Non-interest expense was $4.3 million for the three months ended September 30, 2010, as compared to $4.1 million for the same period in 2009.  Non-interest expense generally includes costs associated with employee salaries and benefits, occupancy expenses, data processing fees, FDIC insurance premiums, core deposit intangible amortization and other operating expenses.  In addition, $110,000 in merger-related expenses incurred in connection with the pending merger with Kearny were included in non-interest expense for the three months ended September 30, 2010.

Index

The table below presents non-interest expense, by major category, for the three months ended September 30, 2010 and 2009 (in thousands):

	Three months ended September 30,
Non-Interest Expense	2010	2009
Salaries and employee benefits	$2,061	$1,964
Net occupancy expenses	540	487
Outside service fees	273	223
Data processing fees	259	245
Premises and equipment depreciation	220	262
FDIC deposit insurance premiums	203	150
Legal fees	150	239
Core deposit intangible amortization	86	103
Audit and tax fees	81	25
Advertising and marketing expenses	54	49
Printing, stationery and supplies	31	28
Other professional services	16	10
Other operating expenses	332	283
Total	$4,306	$4,068

Income Tax Expense

The Company recorded an income tax expense of $284,000 on income before taxes of $948,000 for the three months ended September 30, 2010, resulting in an effective tax rate of 26.2% for such three month period.  The Company recorded an income tax expense of $136,000 on income before taxes of $1.1 million for the three months ended September 30, 2009, resulting in an effective tax rate of 12.9% for such three month period.  The increase in income tax expense and effective tax rate is due to a lower amount of federal tax-free interest income derived from municipal bond and note obligations.  In addition, $110,000 in merger-related expenses incurred during the three months ended September 30, 2010 in connection with the pending merger with Kearny are non-deductible for tax purposes, resulting in an incremental tax impact of $6,000.

For the Nine months Ended September 30, 2010 and 2009

Net Interest Income

Net interest income was $14.2 million for the nine months ended September 30, 2010, an increase of $394,000 over the $13.8 million earned for the same period in 2009.  Net interest income for the nine months ended September 30, 2010 and 2009 was comprised primarily of $15.6 million and $15.4 million, respectively, in interest and fees on loans, $2.4 million and $4.6 million, respectively, in interest on investment securities and $193,000 and $198,000, respectively, in interest income on federal funds sold and due from banks, less interest expense on deposits of $3.5 million and $5.6 million, respectively, interest expense on borrowed funds of $439,000 and $730,000, respectively, and interest expense on subordinated debentures of $121,000 and $150,000, respectively.

For the nine months ended September 30, 2010, the average yield on interest-earning assets was 3.34%, as compared to 4.98% for the same period in 2009.  The average cost of deposits and interest-bearing liabilities for the nine months ended September 30, 2010 was 0.89%, as compared to an average cost of 1.90% for the same period in 2009.  The decrease in the average yield on interest-earning assets for the nine months ended September 30, 2010 was primarily due to decreasing average loan balances and lower reinvestment yields on cash flows derived from maturing and amortizing investment securities.  The decrease in the average cost of deposits and interest-bearing liabilities for the nine months ended September 30, 2010 was primarily due

Index

to across-the-board reductions in deposit rates, which were reflective of the local banking market.  The average net interest margin for the nine months ended September 30, 2010 was 3.44%, as compared to 3.35% for the same period in 2009.

Provision for Loan Losses

For the nine months ended September 30, 2010, there was no provision for loan losses, as compared to $4.5 million recorded for the same period in 2009.  There was no required provision for loan losses due primarily to improved asset quality and decreasing loan portfolio balances.  The recorded provision for loan losses for the nine months ended September 30, 2009 was due to the credit deterioration of certain commercial loans as a result of the rapid decline of general economic conditions.

Non-Interest Income

Non-interest income, which consists of service charges on deposit accounts, income from bank owned life insurance, gains on the sale of investment securities available-for-sale, and other income, was $2.0 million for the nine months ended September 30, 2010, as compared to $4.5 million for the same period in 2009.  Of this amount, there were gains from the sale of SBA loans totaling $654,000 for the nine months ended September 30, 2010, as compared to $446,000 for the same period in 2009.  There were no gains on the sale of securities available-for-sale during the nine months ended September 30, 2010, as compared to $2.8 million in gains for the same period in 2009.

Non-Interest Expense

Non-interest expense was $12.3 million for the nine months ended September 30, 2010, as compared to $39.1 million for the same period in 2009.  This significant decrease in non-interest expense is attributable to the one time goodwill impairment charge of $27.0 million recorded during the second quarter of 2009.  Non-interest expense generally includes costs associated with employee salaries and benefits, occupancy expenses, data processing fees, FDIC insurance premiums, core deposit intangible amortization and other operating expenses. In addition, $324,000 in merger-related expenses incurred in connection with the pending merger with Kearny were included in non-interest expense for the nine months ended September 30, 2010.  Further, for the same nine month period, $389,000 in accrued expense related to the granting of stock appreciation rights in 2006 was reversed.

Index

The table below presents non-interest expense, excluding the $27.0 million non-cash goodwill impairment charge, by major category, for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine months ended September 30,
Non-Interest Expense	2010	2009
Salaries and employee benefits	$5,703	$5,774
Net occupancy expenses	1,614	1,422
Outside service fees	789	603
Data processing fees	773	709
FDIC deposit insurance premiums	598	580
Premises and equipment depreciation	580	540
Legal fees	357	429
Other professional services	209	87
Core deposit intangible amortization	259	310
Advertising and marketing expenses	183	166
Printing, stationery and supplies	115	140
Audit and tax fees	156	228
Other operating expenses	978	1,117
Total	$12,314	$12,105

Income Tax Expense (Benefit)

The Company recorded an income tax expense of $1.3 million on income before taxes of $3.9 million for the nine months ended September 30, 2010, resulting in an effective tax rate of 33.8% for such nine month period.  The Company recorded an income tax benefit of ($207,000) on a loss before taxes of $25.3 million for such nine month period.  Excluding the impact of the goodwill impairment charge, which is non tax-deductible, the Company’s effective tax benefit rate was (12.4%) for the nine months ended September 30, 2009.  The 2009 income tax benefit was due to the utilization of capital tax loss carry-forwards which resulted from the 2007 balance sheet restructuring initiative. As a result of the restructuring, a deferred tax valuation allowance was established against deferred tax assets generated from the capital tax loss carry-forwards.  Since $1.1 million of the $1.8 million in gains from the sale of available-for-sale investment securities recorded during the nine months ended June 30, 2009 were realized in CJB Investment Company, a wholly-owned subsidiary of Central Jersey Bank, N.A., these gains are considered capital gains and are permitted to be offset against the remaining capital tax loss carry-forwards.  The federal income tax benefit was primarily the result of the reversal of the deferred tax valuation allowance which totaled approximately $369,000. In addition, $324,000 in merger-related expenses incurred during the nine months ended September 30, 2010 in connection with the pending merger with Kearny are non-deductible for tax purposes, resulting in an incremental tax impact of $110,000.

Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents were $46.3 million at September 30, 2010, a decrease of $32.0 million from the December 31, 2009 total of $78.3 million. The decrease in liquidity is due primarily to the timing of cash flows related to Central Jersey Bank, N.A.’s business activities and the purchase of investment securities during the three and nine months ended September 30, 2010.

Index

Investment Portfolio

Investment securities totaled $168.8 million at September 30, 2010, an increase of $64.6 million, or 62.0%, over the December 31, 2009 total of $104.2 million.  The increase was primarily due to the purchase of $25.9 million of government-sponsored agency securities held-to-maturity, $5.5 million of mortgage-backed securities held-to-maturity, $15.0 million of government-sponsored agency securities available-for-sale, and $85.8 million of municipal bond and note obligations.  These purchases were partly offset by maturities and calls of $15.9 million of government-sponsored agency securities, $39.9 million of municipal bond and note obligations and principal paydowns of $12.5 million.  In addition, at September 30, 2010, the net change of the unrealized gain on available-for-sale securities increased by $755,000 from $1.6 million on December 31, 2009 to $2.4 million on September 30, 2010.

Loan Portfolio

Loans, net of the allowance for loan losses, totaled $351.0 million at September 30, 2010, a decrease of $18.5 million, or 4.9%, from the $369.5 million balance at December 31, 2009.  Gross loans totaled $360.0 million at September 30, 2010, a decrease of $19.1 million, or 5.1%, from the $379.1 million balance at December 31, 2009.  The decrease in loan balances was due primarily to principal pay downs of commercial real estate loans, consumer home equity loans and lines of credit during the period.  Organic balance sheet growth remains challenging as incremental loan volume is somewhat constrained by lack of demand caused by overall sluggish economic activity.

Loan portfolio composition remained fairly consistent at September 30, 2010, with gross commercial loans totaling $292.5 million, or 81.4%, of total gross loans outstanding at September 30, 2010, as compared to $309.1 million, or 81.5%, at December 31, 2009.

Criticized/classified assets as of September 30, 2010 and December 31, 2009 are summarized as follows (in thousands):

	2010	2009
Special Mention	$13,501	$11,770
Substandard	21,327	23,306
Doubtful	132	5,052
Loss	--	109
Total criticized/classified assets	$34,960	$40,237

The total balance of criticized/classified assets at September 30, 2010 and December 31, 2009 totaled $34.9 million and $40.2 million, respectively. The $5.3 million decrease was representative of the changes in the risk profile of the loan portfolio.  Loans which were risk rated “special mention” totaled $13.5 million at September 30, 2010, an increase of $1.7 million from the $11.8 million total at December 31, 2009.  Loans which were risk rated “substandard” totaled $21.3 million at September 30, 2010, a decrease of $2.0 million from the $23.3 million total at December 31, 2009.  Loans which were risk rated “doubtful” totaled $132,000 at September 30, 2010, a $4.9 million decrease from the $5.0 million total at December 31, 2009. There were no loans risk rated “loss” at September 30, 2010, compared to $109,000 at December 31, 2009.  A majority of the risk rating changes occurred in the commercial mortgage loan portfolio.

Non-Performing Loans

A loan is considered to be non-performing if it (1) is on a non-accrual basis, (2) is past due 90 days or more and still accruing interest, or (3) has been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial position of the borrower.  A loan, which is past due

Index

90 days or more and still accruing interest, remains on accrual status only where it is both adequately secured as to principal and is in the process of collection.  Central Jersey Bank, N.A. had non-performing loans totaling $9.1 million and $8.6 at September 30, 2010 and December 31, 2009, respectively.  Additionally, Central Jersey Bank, N.A. had $1.9 million and $1.1 million in other real estate owned (sometimes referred to herein as “OREO”) properties as of September 30, 2010 and December 31, 2009, respectively.  At September 30, 2010, there were no commitments to lend additional funds to borrowers whose loans are on non-accrual.

Central Jersey Bancorp’s policy for interest income recognition on non-accrual loans is to recognize income on currently performing restructured loans under the accrual method.  The Company recognizes income on non-accrual loans under the accrual basis when the principal payments on the loans become current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company.  If these factors do not exist, the Company does not recognize income.  There was no income recognized on non-accrual loans during the three or nine months ended September 30, 2010.  Total cash collected on non-accrual loans during the three and nine months ended September 30, 2010 was $84,000 and $169,000, respectively, as compared to $44,000 and $189,000, respectively, for the same periods in 2009, all of which was credited to the principal balances outstanding.

If the non-accrual loans had performed in accordance with their original terms, interest income would have increased by $113,000 and $302,000, respectively, for the three and nine months ended September 30, 2010, as compared to $109,000 and $361,000, respectively, for the same periods in 2009.  At September 30, 2010, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status.

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

At September 30, 2010, the Company had impaired loans totaling $18.5 million, as compared to $23.2 million at December 31, 2009.  The decrease in impaired loans was due primarily to the charge-off of $730,000 in impaired loans during the nine months ended September 30, 2010 and the migration of one construction loan, with a balance of $3.5 million, to the general reserve pool as a result of obtaining additional collateral and a material principal pay down.  The impaired loans that were charged-off were considered permanently impaired and were evaluated and charged-off in accordance with FASB ASC Topic 310.  At September 30, 2010, specific reserves for impaired loans totaled $3.3 million, as compared to $4.1 million at December 31, 2009.

Index

Central Jersey Bank, N.A.
Troubled Asset and Delinquency Trends

(in thousands)					Change 12/31/09-9/30/10		Change 6/30/10-9/30/10
CATEGORY	12/31/2009	3/31/2010	6/30/2010	9/30/2010	$	%	$	%

30-89 Day	$6,912	$7,008	$3,857	$2,347	$(4,565)	-66.04%	$(1,510)	-39.15%
90 Days +	$775	$-	$-	$-	$(775)	-100.00%	$-	0.00%
Total Delinquencies	$7,687	$7,008	$3,857	$2,347	$(5,340)	-69.47%	$(1,510)	-39.15%
							$-
Non-Accrual Loans (includes one TDR)	$7,868	$8,088	$8,704	$9,114	$1,246	15.84%	$410	4.71%

Non-Performing Loans (90+; Non-Accrual)	$8,643	$8,088	$8,704	$9,114	$471	5.45%	$410	4.71%
OREO	$1,055	$1,055	$1,071	$1,942	$887	84.08%	$871	81.33%
Total Non-Performing Loans and OREO	$9,698	$9,143	$9,775	$11,056	$1,358	14.00%	$1,913	19.57%

Total Delinquencies, Non-Accrual and OREO	$16,610	$16,151	$13,632	$13,403	$(3,207)	-19.31%	$(229)	-1.68%

Criticized Loans (Special Mention)	$11,770	$8,213	$12,403	$13,501	$1,731	14.71%	$1,098	8.85%
Classified Loans	$28,467	$24,366	$20,729	$21,460	$(7,007)	-24.61%	$731	3.53%
Total Criticized/Classified Loans	$40,237	$32,579	$33,132	$34,961	$(5,276)	-13.11%	$1,829	5.52%

ALL	$9,613	$9,300	$8,934	$8,939	$(674)	-7.01%	$5	0.06%
Total Loans	$379,087	$370,530	$362,455	$359,960	$(19,127)	-5.05%	$(2,495)	-0.69%
Total Assets	$577,658	$571,295	$576,846	$589,434	$11,776	2.04%	$12,588	2.18%
Tier 1 Capital (bank) *	$45,801	$56,508	$58,500	$58,997	$13,196	28.81%	$497	0.85%
Net $ Recoveries (Charge-offs) (quarter)	$(769)	$(313)	$(365)	$5	$774	-100.65%	$370	-101.37%

Total Delinquencies / Total Loans	2.03%	1.89%	1.06%	0.65%
Total Non-Accrual Loans / Total Loans	2.08%	2.18%	2.40%	2.53%
Total Delinquencies + NA Loans / Total Loans	4.10%	4.07%	3.47%	3.18%
ALL / Total Loans	2.54%	2.51%	2.46%	2.48%
ALL / Non-Performing Loans	111.2%	115.0%	102.6%	98.1%
ALL / Non-Performing Loans and OREO	99.1%	101.7%	91.4%	80.9%
Non-Performing Loans / Total Loans	2.3%	2.2%	2.4%	2.5%
Non-Performing Loans and OREO / Total Assets	1.7%	1.6%	1.7%	1.9%
Criticized Loans/ Total Loans	3.1%	2.2%	3.4%	3.8%
Classified Loans/ Total Loans	7.5%	6.6%	5.7%	6.0%
Criticized + Classified Loans / Total Loans	10.6%	8.8%	9.1%	9.7%
Criticized Loans / Tier 1 Capital + ALL	21.2%	12.5%	18.4%	19.9%
Classified Loans / Tier 1 Capital + ALL	51.4%	37.0%	30.7%	31.6%
Criticized + Classified Loans / Tier 1 Capital + ALL	72.6%	49.5%	49.1%	51.5%
Net $ Recoveries (Charge-off's) / Total Loans	-0.20%	-0.08%	-0.10%	0.00%

*	$11.3 million of CPP capital is included in Tier 1 Capital at the bank level beginning with the three-months ended March 31, 2010.

Asset Quality

•
Delinquencies, which totaled $2.4 million at September 30, 2010, decreased by $1.5 million, or 39.2%, on a linked quarter basis, from the $3.9 million total reported at June 30, 2010.  The decrease was due primarily to two-related $1.7 million commercial loans which were formerly delinquent and brought current by quarter end.  Delinquencies have decreased from the December 31, 2009 total of $7.7 million by $5.3 million at September 30, 2010, or 69.5%.  From the recorded highpoint of $13.2 million at September 30, 2009, total delinquencies have decreased by $10.8 million, or 82.2%, as of September 30, 2010.

•
Non-accrual loans increased by $410,000, or 4.7%, on a linked quarter basis, from $8.7 million at June 30, 2010 to $9.1 million at September 30, 2010.  The increase was primarily due to the addition of seven loans totaling $1.1 million to non-accrual status, which were partly offset by one loan totaling $500,000 which was transferred from non-accrual to OREO.  Non-accrual loans have increased from the December 31, 2009 total of $7.9 million by $1.2 million at September 30, 2010, or 15.8%.

Index

•
The aggregate of total delinquencies, non-accrual loans, and OREO decreased by $229,000, or 1.7%, on a linked quarter basis, from $13.6 million at June 30, 2010 to $13.4 million at September 30, 2010.  The aggregate of total delinquencies, non-accrual loans, and OREO decreased by $3.2 million, or 19.3%, from $16.6 million at December 31, 2009.  From the highpoint of $21.6 million at September 30, 2009, the aggregate of total delinquencies, non-accrual loans, and OREO have decreased by $8.2 million, or 38.1%, as of September 30, 2010.

•
Total criticized/classified loans increased by $1.8 million, or 5.5%, on a linked quarter basis, from $33.1 million at June 30, 2010 to $34.9 million at September 30, 2010.  The increase was due primarily to two large credits, which were downgraded from “5’ to “6”.  Total criticized/classified loans decreased by $5.3 million, or 13.1%, from $40.2 million at December 31, 2009 to $34.9 million at September 30, 2010.  From the highpoint of $41.9 million at September 30, 2009, total criticized/classified loans have decreased by $6.9 million, or 16.6%, as of September 30, 2010.

Allowance for Loan Losses and Related Provision for Loan Loss
The allowance for loan losses, which began the year 2010 at $9.6 million, or 2.54% of total loans, decreased to $8.9 million at September 30, 2010, or 2.48% of total loans.  The $674,000 decrease is due primarily to loan charge-offs totaling $730,000, which were partially mitigated by recoveries totaling $56,000.

Activity in the ALL for the nine months ended September 30, 2010 is summarized as follows (dollars in thousands):

Nine months ended September 30, 2010
Balance, beginning of year	$9,613
Provision charged to expense	--
Charge-offs	(730)
Recoveries	56
Balance, end of period	$8,939
Ratio of ALL to total loans	2.48%

For the nine months ended September 30, 2010, there was no provision for loan losses, as compared to $4.5 million for the same period in 2009.  There was no required provision for loan losses due primarily to improved asset quality and decreasing loan portfolio balances.  The recorded provision for loan losses for the nine months ended September 30, 2009 was due to the credit deterioration of certain commercial loans as a result of the rapid decline of general economic conditions.

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

Index

The following table represents the balance of OREO at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Other real estate owned	$1,942	$1,055

At December 31, 2009, two loans totaling $1.1 million were transferred to OREO and recorded at their initial fair value less cost to sell, impacting the Company’s provision for loan losses by $245,000.  For the nine months ended September 30, 2010, there was no decline in the fair value of the properties from December 31, 2009, and, therefore, no related charges to the carrying balance were required.  The OREO balance increased for the nine months ended September 30, 2010, due to the addition of one property totaling $500,000 which was recorded at its initial fair value less cost to sell.  Additionally, $412,000 was paid to obtain a first lien position on one of the properties, which was offset by a $25,000 principal pay down.

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

The Company’s exposure to credit loss from nonperformance by the other party to the above-mentioned financial instruments is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The contract or notional amount of financial instruments which represent credit risk at September 30, 2010 and December 31, 2009 is as follows (in thousands):

	September 30, 2010	December 31, 2009
Standby letters of credit	$1,208	$2,140
Outstanding loan and credit line commitments	$56,260	$67,122

Standby letters of credit are conditional commitments issued by the Company which guarantee performance by a customer to a third party.  The credit risk and underwriting procedures involved in issuing letters of credit are essentially the same as that involved in extending loan facilities to customers.  All of Central Jersey Bank, N.A.’s outstanding standby letters of credit are performance standby letters within the scope of FASB ASC Topic 952.  These are irrevocable undertakings by Central Jersey Bank, N.A., as guarantor, to make payments in the event a specified third party fails to perform under a non-financial contractual obligation.  Most of Central Jersey Bank, N.A.’s performance standby letters of credit arise in connection with lending relationships and have terms of one year or less.  The maximum potential future payments Central Jersey Bank, N.A. could be required to make equals the face amount of the letters of credit shown above.  Central Jersey Bank, N.A.’s liability for performance standby letters of credit was immaterial at September 30, 2010 and December 31, 2009.

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

Deposits

One of Central Jersey Bank, N.A.’s primary strategies is the accumulation and retention of core deposits.  Core deposits are defined as all deposits with the exception of certificates of deposits in excess of $100,000.  Deposits, at September 30, 2010, totaled $473.3 million, a decrease of $5.4 million, or 1.1%, from the December 31, 2009 total of $467.9 million.  The decrease in deposit balances was reflective of decreases in public fund deposits.

Borrowings

Borrowings typically include wholesale borrowing arrangements as well as arrangements with deposit customers of Central Jersey Bank, N.A. to sweep funds into short-term borrowings.  At September 30, 2010, borrowings included $36.0 million in bank sweep funds, $5.0 million in FHLBNY callable advances and $6.1 million in FHLBNY fixed rate advances.  At December 31, 2009, borrowings included $26.4 million in bank sweep funds, $15.0 million in FHLBNY callable advances and $6.2 million in FHLBNY fixed rate advances. At September 30, 2010 and December 31, 2009, Central Jersey Bank, N.A. had unused lines of credit with the FHLBNY of $59.2 million and $26.2 million, respectively.

Liquidity and Capital Resources

Liquidity defines the ability of Central Jersey Bank, N.A. to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis.  An important component of a bank’s asset and liability management structure is the level of liquidity, which are net liquid assets available to meet the needs of its customers and regulatory requirements.  The liquidity needs of Central Jersey Bank, N.A. have been primarily met by cash on hand, loan and investment amortizations and borrowings.  Central Jersey Bank, N.A. invests funds not needed for operations (excess liquidity) primarily in daily federal funds sold.  During the nine months ended September 30, 2010, Central Jersey Bank, N.A. continued to maintain a large secondary source of liquidity known as investment securities available-for-sale.  The fair value of that portfolio was $139.6 million at September 30, 2010 and $96.9 million at December 31, 2009.

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

Supplemental sources of liquidity include large certificates of deposit, wholesale and retail repurchase agreements, and lines of credit with correspondent banks.  Correspondent banks, which are typically referred to as “banker’s banks,” offer essential services such as cash letter processing, investment services, loan participation support, wire transfer operations and other traditional banking services.  Brokered deposits, which are deposits obtained, directly or indirectly, from or through the mediation or assistance of a deposit broker, may be utilized as supplemental sources of liquidity in accordance with Central Jersey Bank, N.A.’s balance sheet management policy.  Contingent liquidity sources may include off-balance sheet funds, such as advances from both the FHLBNY and the Federal Reserve Bank, and federal funds purchase lines with “upstream” correspondents.  An additional source of liquidity is made

Index

available by curtailing loan activity and instead using the available cash to fund short-term investments such as overnight federal funds sold or other approved investments maturing in less than one year.  In addition, future expansion of Central Jersey Bank, N.A.’s retail banking network is expected to create additional sources of liquidity from new deposit customer relationships.  Available liquidity and borrowing capacity is reviewed by management on a monthly basis and totaled $184.5 million at September 30, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require Central Jersey Bank, N.A. to maintain minimum amounts and ratios (set forth in the following table) of Total Capital and Tier 1 Capital to risk weighted assets and of Tier 1 Capital to average assets (leverage ratio).  As of September 30, 2010, Central Jersey Bancorp and Central Jersey Bank, N.A. met all capital adequacy requirements to which they were subject.

The following is a summary of Central Jersey Bank, N.A.’s and Central Jersey Bancorp’s actual capital ratios as of September 30, 2010 and December 31, 2009, compared to the minimum capital adequacy requirements and the requirements for classification as a “well-capitalized” institution:

	Tier I Capital to Average Assets Ratio (Leverage Ratio)		Tier I Capital to Risk Weighted Asset Ratio		Total Capital to Risk Weighted Asset Ratio
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Actual Ratios	2010	2009	2010	2009	2010	2009

Central Jersey Bancorp	9.94%	9.68%	12.19%	12.50%	13.45%	13.76%
Central Jersey Bank, N.A.	10.15%	7.89%	12.46%	10.19%	13.72%	14.00%

Required Regulatory Ratios
“Adequately capitalized”
institution (under federal
regulations)	4.00%	4.00%	4.00%	4.00%	8.00%	8.00%

“Well capitalized”
institution (under federal
regulations)	5.00%	5.00%	6.00%	6.00%	10.00%	10.00%

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

On May 25, 2010, Central Jersey Bancorp, Central Jersey Bank, N.A., Kearny and Kearny Federal Savings Bank entered into the Merger Agreement pursuant to which Central Jersey Bancorp will merge with a wholly-owned subsidiary of Kearny.  Immediately thereafter, Central Jersey Bank, N.A. will merge with and into Kearny Bank, and Central Jersey Bank, N.A. will operate as a division of Kearny Bank for at least 18 months after the closing.  The Merger Agreement was approved by the shareholders of Central Jersey Bancorp at a special meeting held on September 14, 2010.  Regulatory approval for the merger was obtained from the Office of Thrift Supervision on October 20, 2010.Pursuant to the terms of the Merger Agreement, Central Jersey Bancorp shareholders will receive $7.50 in cash for each share of Central Jersey Bancorp common stock held by them.  In addition, each option to acquire Central Jersey Bancorp common stock will be cancelled in exchange for a cash payment equal to the positive difference, if any, between $7.50 and the exercise price of the option.  It is expected that the merger will be completed in the fourth calendar quarter of 2010.

Item 6.	Exhibits

See Index of Exhibits commencing on page E-1.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Central Jersey Bancorp
Registrant

Date: November 19, 2010	/s/ James S. Vaccaro
James S. Vaccaro
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2010	/s/ Anthony Giordano, III
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

Index

on May 27, 2009).

2.3
Agreement and Plan of Merger, dated as of May 25, 2010, among Kearny Financial Corp. (“Kearny”), Kearny Federal Savings Bank (“Kearny Bank”), the Registrant and Central Jersey Bank, N.A. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated May 25, 2010 and filed with the SEC on May 27, 2010).

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

Index

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

10.13	Addendum to the Change of Control Agreement, dated May 25, 2010, by and among James S. Vaccaro, Kearny and Kearny Bank.

10.14	Addendum to the Change of Control Agreement, dated May 25, 2010, by and among Robert S. Vuono, Kearny and Kearny Bank.

10.15	Addendum to the Change of Control Agreement, dated May 25, 2010, by and among Anthony Giordano, III, Kearny and Kearny Bank.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

Index

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.